Form 10-K
period 1994-12-31
CNB CORP /SC/
filed 1995-03-17
CIK 764581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K
(Mark One)

    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1994.

                                       or

                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the Transition Period From ___________ to ___________.

                      Commission file number 2-96350
                              CNB CORPORATION
          (Exact name of registrant as specified in its charter)

     South Carolina                                57-0792402
(State of incorporation)              (I.R.S. Employer Identification No.)

1400 Third Avenue, P.O. Box 320, Conway, South Carolina              29526
       (Address of Principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code: (803) 248-5721

        Securities registered pursuant to section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
Title of each class                                   of which registered

Common Stock, par value $10.00 per share...............................None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1995, 478,060 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately
$31,671,475.

No Documents have been incorporated by reference.

                                      TABLE OF CONTENTS


                               PART I


                                                                  Page

ITEM  1.    Description of Business and Supplementary Data        1-21
ITEM  2.    Properties                                              22
ITEM  3.    Legal Proceedings                                       22
ITEM  4.    Submission of Matters to a Vote of Security Holders     23


                               PART II

ITEM 5. Market for the Registrant's Common Stock and Related 23 Security Holder Matters
ITEM  6.    Selected Financial Data                                 24
ITEM 7. Management's Discussion and Analysis of Financial 25-30 Condition and Results of Operations
ITEM  8.    Financial Statements                                 31-49
ITEM  9.    Disagreements on Accounting and Financial Disclosure    50


                               PART III

ITEM 10.    Directors and Executive Officers of the Registrant   51-55
ITEM 11.    Executive Compensation                               56-58
ITEM 12.    Security Ownership of Certain Beneficial Owners         59
            and Management
ITEM 13.    Certain Relationships and Related Transactions          59


                                PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, Notes to       60
            Financial Statements, and Reports on Form 8-K

                                PART I

                    ITEM 1.   Description of Business

                     DESCRIPTION OF CNB CORPORATION


CNB Corporation (the "Company") is a South Carolina business corporation organized for the purpose of becoming a bank holding company for The Conway National Bank (the "Bank") under the Bank Holding Company Act. The Company was organized with $500 of capital on March 8, 1985; received approval from the Board of Governors of the Federal Reserve System on May 15, 1985, to become a bank holding company; and on June 10, 1985, acquired, in exchange for its own shares of common stock, substantially all of the common stock of the Bank. The activities of the Company are subject to the supervision of the Federal Reserve, and the Company may engage directly or through subsidiary corporations in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act. See "Supervision and Regulation." Although the Company, after obtaining the requisite approval of the Federal Reserve and any other appropriate regulatory agency, may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in such activities, the Company has not conducted, and has no present intent to conduct, negotiations for the acquisition or formation of any entities to engage in other permissible activities other than the acquisition of the Bank. There can be no assurance that the Company will form or acquire any other entity.

The Company and the Bank compete with those banks and other financial
institutions that compete with the Bank.   See "Competition."  In addition,
if the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies and companies currently engaged in lines of business or permissible activities in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital than the Company.

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Mall in Conway (1969); Surfside in Surfside Beach
(1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); and Aynor in the
Town of Aynor (1991).   The Surfside office was enlarged in 1977 and 1984,
and the Coastal Mall office was expanded in 1980.   The Third Avenue office,
which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. Construction of a new 12,000 square foot, 12-person, Myrtle Beach office began in December, 1994 and is scheduled to open in June, 1995. The Bank employs approximately 167 full-time-equivalent employees at its principal office and seven branch offices.

The Bank performs the full range of normal commercial banking functions.
Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and
business needs.   Commercial lending operations include various types of
credit for business, industry, and agriculture.   In addition, the Bank
offers safe deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the HONOR Network, direct deposits and a MasterCard/Visa
program.   Through a correspondent relationship the Bank offers discount brokerage services. The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area. The Bank has no material concentration of deposits from any single customer or group of customers. No significant portion of the Bank's loans is concentrated within a single industry or group of related industries. There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.


                                COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, two state-wide banks, five locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Nationsbank of S.C., First Union National Bank of S.C., United Carolina Bank of S.C., First Citizens Bank and Trust Company, Southern National Bank of S.C.and Wachovia, N.A. of S.C.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank and First National South Bank. In addition, one thrift institution has offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

                       SUPERVISION AND REGULATION

General

The Company and the Bank are subject to an extensive collection of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Bank's operations. The Company and the Bank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the Bank's lending abilities in increasing or decreasing the cost and availability of funds to the Bank. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

During 1989 and 1991, the United States Congress enacted two major pieces of banking legislation: The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FIRREA and FDICIA have significantly changed the commercial banking industry through, among other things, revising and limiting the types and amounts of investment authority, significantly increasing minimum regulatory capital requirements, and broadening the scope and power of federal bank and thrift regulators over financial institutions and affiliated persons in order to protect the deposit insurance funds and depositors. These laws, and the resulting implementing regulations, have subjected the Bank and the Company to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency
(OCC). This has resulted in increased deposit insurance premiums and increased administrative, professional and compensation expenses in complying with a substantially increased number of new regulations and policies. The regulatory structure created by these laws gives the regulatory authorities extensive authority in connection with their supervisory and enforcement activities and examination policies.

The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the
Bank.   Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and the Bank.

The Company

The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "BHCA") and is registered as such with the Federal Reserve. The Company is required to file annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to supervision and regular examinations.

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company.

The BHCA and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either the Federal Reserve Board's approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring control of a bank holding company, such as the Company, subject to certain exemptions for certain transactions.

Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare. The Company is also restricted in its activities by the provisions of the Glass-Stegall Act of 1933, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The regulatory requirements to which the Company is subject also set forth various conditions regarding the eligibility and qualifications of its directors and officers.

The Bank

The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Comptroller of the Currency. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") which currently insures the deposits of each member bank to a maximum of $100,000
per depositor.   For this protection, each bank pays a statutory assessment and is subject to the rules and regulations of the FDIC. The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act and the Federal Deposit Insurance Act, which imposes restrictions on loans by any subsidiary bank to the Company, on investments by any subsidiary bank in the stock or securities of the Company and on the use of such stock or securities as collateral security for loans by any subsidiary bank to any borrower. The Company will also be subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

                        DESCRIPTION OF BANK STOCK

The Bank is authorized to issue 199,536 shares and has outstanding 193,536 shares of Bank Stock. The holders of Bank Stock are entitled to one vote per share. Holders of shares of Bank Stock have preemptive rights to purchase additional shares of Bank Stock and have cumulative rights in the elections of directors of the Bank. The National Bank Act generally provides for a majority vote of the Bank Stock to approve an action by the Bank but a two-thirds vote of the outstanding shares of Bank Stock is required to approve certain fundamental changes.

The National Bank Act, 12 U.S.C. Section 55, provides for the pro rata assessment of holders of common stock of a national bank in the event that its capital becomes impaired, such assessment to be enforced by sale to the extent necessary of the stock of the stockholder failing to pay his assessment. However, the Company has been advised that the Comptroller of the Currency has not used this provision in recent years. Accordingly, the shares of Bank Stock are subject to such assessment. However, the Bank's management does not anticipate the Bank Stock being assessed in this manner in the foreseeable future.

The holders of Bank Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Bank out of funds legally available therefor. National banking laws and regulations impose restrictions on the payment of dividends and other distributions to stockholders. The National Bank Act provides that a national bank cannot pay dividends or other distributions to stockholders out of any portion of its capital and surplus, and that no dividend shall be paid by a bank in an amount greater than its "net profits then on hand" (as defined in the National Bank Act), after deduction of statutory "bad debts." In addition, 12 U.S.C. Section 60 provides that the approval of the Comptroller of the Currency is required for the payment of dividends by a national bank if the total of all dividends declared by the bank in any calendar year shall exceed the total of its "net profits" of that year combined with its "retained net profits" of the preceding two years. The same section further provides that, until the surplus fund of a national bank shall equal its common capital, no dividends shall be declared unless there has been carried to the surplus fund not less than one-tenth part of the bank's net profits of the preceding half year in the case of quarterly or semiannual dividends, or not less than one-tenth part of its net dividends. Also, under 12 U.S.C. Section 1818, the Comptroller of the Currency can restrict a national bank's dividend payments if they are deemed an unsafe or unsound banking practice.

In the event of the liquidation, dissolution or winding-up of the affairs of the Bank, the holders of outstanding shares of Bank Stock will be entitled to share pro rata according to their respective interests in the Bank's assets and funds remaining after payment or provision for payment of all debts and other liabilities of the Bank.

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 500,000 shares of Company Stock and as of December 31, 1994, has 479,093 shares issued and 477,325 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

The ability of the Company to pay dividends to the holders of the Company Stock depends upon the amount of dividends paid by the Bank to the Company. The holders of shares of Company Stock will be entitled to receive such dividends as may be declared by the Board of Directors of the Company out of
the funds legally available therefor.   The payment of dividends by the
company are subject to the restrictions of South Carolina laws applicable to the declaration of dividends by a business corporation. Under such provisions, dividends may be paid in cash or in property of the Company, including the shares of other corporations, except when the Company is insolvent or would thereby be made insolvent or when the declaration of payment thereof would be contrary to any restrictions in the Company Articles. Dividends may be declared and paid only out of the unreserved and unrestricted earned surplus of the Company.

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, the holders of outstanding shares of Company Stock will be entitled to share pro rata according to their respective interests in the Company's assets and funds remaining after payment or provision for payment of all debts and other liabilities of the Company.

All shares of Company Stock are fully paid and nonassessable.

The Bank is the transfer agent for shares of Company Stock.

                           SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                              CNB CORPORATION
                     QUARTERLY SHAREHOLDER INFORMATION
         (All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                                                   Quarter Ended
          1994                      March 31    June 30   September 30  December 31
Interest income                     $  4,670    $  4,940    $  5,078    $  5,159
 Interest expense                      1,769       1,809       1,977       2,058
    Net interest income                2,901       3,131       3,101       3,101
   Provision for loan losses              20          80          60         135
    Net interest income after
     provision for loan losses         2,881       3,051       3,041       2,966
Other income                             642         705         846         621
Other expenses                         2,215       2,326       2,362       2,696
   Income before income taxes          1,308       1,430       1,525         891
Income taxes                             407         484         468         298
   Net income                       $    901    $    946    $  1,057    $    593
Net income per share                $   1.89*   $   1.98*   $   2.22    $   1.25
Weighted average shares outstanding  476,512*    476,496*    476,117     476,370

* Restated for stock dividend.

          1993

Interest income                     $  4,689    $  4,734    $  4,722    $  4,574
  Interest expense                     1,855       1,831       1,859       1,824
    Net interest income                2,834       2,903       2,863       2,750
  Provision for loan losses              150         125          60         110
    Net interest income after
      provision for loan losses        2,684       2,778       2,803       2,640
Other income                             541         646         722         826
Other expenses                         2,127       2,118       2,209       2,396
   Income before income taxes          1,098       1,306       1,316       1,070
Income taxes                             341         434         417         301
   Net income                       $    757    $    872    $    899    $    769
Net income per share                $   1.58*   $   1.83*   $   1.88*   $   1.63*
Weighted average shares outstanding  478,225*    476,701*    476,765*    476,546*

* Restated for stock dividend.

SUPPLEMENTARY INFLATION ADJUSTED FINANCIAL DATA

Inflation-adjusted accounting has not been applied to the Company's financial information as management does not believe this type of analysis provided useful information within the financial services industry. The Company currently does not meet the asset size criteria which would make detailed disclosure of inflation adjusted data mandatory.

             GUIDE 3.   STATISTICAL DISCLOSURE BY BANK
                           HOLDING COMPANIES

The following tables present additional statistical information about CNB Corporation and its operation and financial condition and should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

   DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
               INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 5 pages present selected financial data and an analysis of net interest income.

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                         Twelve Months Ended 12/31/94
                                       Average   Interest    Avg.Annual
                                       Balance   Income/      Yield or
Assets:                                          Expense(2)    Rate
 Earning assets
   Loans, net of
    unearned income                    $140,104   $12,034       8.59%

Investment Securities:
     Taxable                            107,891     6,240       5.78
     Tax-exempt                          16,098     1,518       9.43
    Federal funds sold and
     securities purchased under
     agreement to resell                 14,127       564       3.99
   Other earning assets                     116         7       6.03
      Total earning assets              278,336   $20,363       7.32
   Other assets                          19,259
      Total assets                     $297,595

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $190,589     6,460       3.39
     Federal funds purchased and
      securities sold under
      agreement to repurchase            35,037     1,111       3.17
     Other short-term borrowings          1,163        42       3.61
       Total interest-bearing
        liabilities                    $226,789   $ 7,613       3.36
   Noninterest-bearing deposits          40,181
   Other liabilities                      2,167
   Stockholders' equity                  28,458
       Total liabilities and
        stockholders' equity           $297,595
   Net interest income as a
     percent of total
     earning assets                    $278,336   $12,750       4.58%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   516


Ratios:
Annualized return on average total assets                       1.18%
Annualized return on average stockholders' equity              12.29
Cash dividends declared as a percent of net income             27.31
    Average stockholders' equity as a percent of:
    Average total assets                                        9.56
    Average total deposits                                     12.33
    Average loans, net of unearned income                      20.31
Average earning assets as a percent of
average total assets                                           93.53%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $1,062 as of December 31, 1994 are included in loans, net of unearned income, for purpose of this analysis.

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                       Twelve Months Ended 12/31/93
                                      Average   Interest    Avg.Annual
                                      Balance   Income/      Yield or
Assets:                                         Expense(2)    Rate
 Earning assets
   Loans, net of
    unearned income                    $131,599   $11,304       8.59%

Investment Securities:
     Taxable                             90,492     5,631       6.22
     Tax-exempt                          15,190     1,521      10.01
    Federal funds sold and
     securities purchased under
     agreement to resell                 26,176       773       2.95
   Other earning assets                     116         7       6.03
      Total earning assets              263,573   $19,236       7.30
   Other assets                          17,921
      Total assets                     $281,494

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $181,100     6,334       3.50
     Federal funds purchased and
      securities sold under
      agreement to repurchase            35,278       998       2.83
     Other short-term borrowings          1,335        35       2.62
     Mortgage Indebtedness and
      obligations under
      capitalized leases                     31         2       8.00
       Total interest-bearing
        liabilities                    $217,744   $ 7,369       3.38
   Noninterest-bearing deposits          34,683
   Other liabilities                      3,252
   Stockholders' equity                  25,815
       Total liabilities and
        stockholders' equity           $281,494
   Net interest income as a
     percent of total
     earning assets                    $263,573   $11,867       4.50%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   517


Ratios:
Annualized return on average total assets                       1.17%
Annualized return on average stockholders' equity              12.77
Cash dividends declared as a percent of net income             24.08
    Average stockholders' equity as a percent of:
    Average total assets                                        9.17
    Average total deposits                                     11.96
    Average loans, net of unearned income                      19.62
Average earning assets as a percent of
average total assets                                           93.63%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $31 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $1,015 as of December 31, 1993 are included in loans, net of unearned income, for purpose of this analysis.

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                       Twelve Months Ended 12/31/92
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate
Assets:
  Earning assets
   Loans, net of
     unearned income                   $128,859   $11,937       9.26%
   Investment securities:
     Taxable                             69,241     5,167       7.46
     Tax-exempt                          18,729     1,998      10.67
   Federal funds sold and
     securities purchased under
     agreement to resell                 23,754       814       3.43

   Other earning assets                     116         7       6.03
      Total earning assets             $240,699   $19,923       8.28
   Other assets                          16,138
      Total assets                     $256,837

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $173,374     7,735       4.46
     Federal funds purchased and
      securities sold under
      agreement to repurchase            25,006       879       3.52
     Other short-term borrowings          1,586        48       3.03
     Mortgage Indebtedness and
      obligations under
      capitalized leases                     43         4       8.00
       Total interest-bearing
        liabilities                    $200,009   $ 8,666       4.33
   Noninterest-bearing deposits          30,982
   Other liabilities                      2,283
   Stockholders' equity                  23,563
       Total liabilities and
        stockholders' equity           $256,837
   Net interest income as a
     percent of total
     earning assets                    $240,699   $11,257       4.68%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   679

Ratios:
Annualized return on average total assets                       1.13%
Annualized return on average stockholders' equity              12.33
Cash dividends declared as a percent of net income             27.43
Average stockholders' equity as a percent of:
  Average total assets                                          9.17
  Average total deposits                                       11.53
  Average loans, net of unearned income                        18.29
Average earning assets as a percent of
average total assets                                           93.72%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $41 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $1,091 as of December 31, 1992 are included in loans, net of unearned income, for purpose of this analysis.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1994 and 1993
                                                            (Dollars in Thousands)
                                                               Interest Interest                         Change
                               Average Average Yield/  Yield/  Earned/  Earned/            Change Change Due to
                                Volume  Volume  Rate    Rate    Paid    Paid               Due to Due to Rate X
                                 1994    1993  1994(1) 1993(1) 1994(1)  1993(1)   Variance Rate    Vol    Vol
Earning Assets:

Loans, Net of unearned
 income (2)                    140,104 131,599   8.59%  8.59%  12,034  11,304     730      -      730    -
Investment securities:
 Taxable                       107,891  90,492   5.78%  6.22%   6,240   5,631     609   (398)   1,082  (75)
 Tax-exempt                     16,098  15,190   9.43% 10.01%   1,518   1,521      (3)   (88)      91   (6)
Federal funds sold and
 securities purchased under
 agreement to resell            14,127  26,176   3.99%  2.95%     564     773    (209)   272    (355)  (126)
Other earning assets               116     116   6.03%  6.03%       7       7       -      -       -      -

Total Earning Assets           278,336 263,573   7.32%  7.30%  20,363  19,236    1,127  (214)   1,548  (207)

Interest-bearing Liabilities:

Interest-bearing deposits      190,589 181,100   3.39%  3.50%   6,460   6,334      126  (199)     332    (7)
Federal funds purchased and
 securities sold under
 agreement to repurchase        35,037  35,278   3.17%  2.83%   1,111     998      113   120       (7)    -
Other short-term borrowings      1,163   1,335   3.61%  2.62%      42      35        7    13       (5)   (1)
Mortgage indebtedness and
 obligations under capital-
 ized leases                         -      31      -   8.00%       -       2       (2)    -       (2)    -

Total Interest-bearing
 Liabilities                   226,789 217,744   3.36%  3.38%   7,613   7,369      244   (66)     318    (8)
Interest-free Funds
 Supporting Earning Assets      51,547  45,829

Total Funds Supporting

Earning Assets                 278,336 263,573   2.74%  2.80%   7,613   7,369      244    (66)    318    (8)

Interest Rate Spread                             3.96%  3.92%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                           .62%   .58%

Net Yield on Earning Assets                      4.58%  4.50%  12,750  11,867

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                                CNB Corporation and Subsidiary
                                                                 Rate/Volume Variance Analysis
                                                   For the Twelve Months Ended December 31, 1993 and 1992
                                                                     (Dollars in Thousands)
                                                                 Interest Interest                           Change
                                Average  Average Yield/  Yield/  Earned/  Earned/            Change  Change  Due to
                                Volume   Volume   Rate    Rate    Paid     Paid              Due to  Due to  Rate X
                                 1993     1992   1993(1) 1992(1) 1993(1)  1992(1)  Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    131,599  128,859   8.59%   9.26%  11,304   11,937    (633)     (866)    251    (18)
Investment securities:
 Taxable                        90,492   69,241   6.22%   7.46%   5,631    5,167     464      (859)  1,586   (263)
 Tax-exempt                     15,190   18,729  10.01%  10.67%   1,521    1,998    (477)     (123)   (377)    23
Federal funds sold and
 securities purchased under
 agreement to resell            26,176   23,754   2.95%   3.43%     773      814     (41)     (114)     84    (11)
Other earning assets               116      116   6.03%   6.03%       7       7       -         -       -      -

Total Earning Assets           263,573  240,699   7.30%   8.28%  19,236   19,923     (687)  (1,962)  1,544   (269)

Interest-bearing Liabilities:

Interest-bearing deposits      181,100  173,374   3.50%   4.46%   6,334    7,735   (1,401)  (1,672)    345    (74)
Federal funds purchased and
 securities sold under
 agreement to repurchase        35,278   25,006   2.83%   3.52%     998      879      119     (173)    362    (70)
Other short-term borrowings      1,335    1,586   2.62%   3.03%      35       48      (13)      (6)     (8)     1
Mortgage indebtedness and
 obligations under capital-
 ized leases                        31       43   8.00%   8.00%       2        4       (2)       -      (2)     -

Total Interest-bearing
 Liabilities                   217,744  200,009   3.38%   4.33%   7,369    8,666   (1,297)   (1,851)   697   (143)
Interest-free Funds
 Supporting Earning Assets      45,829   40,690

Total Funds Supporting

Earning Assets                 263,573  240,699   2.80%   3.60%   7,369    8,666   (1,297)   (1,851)   697   (143)

Interest Rate Spread                              3.92%   3.95%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                            .58%    .73%

Net Yield on Earning Assets                       4.50%   4.68%  11,867   11,257

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                              INVESTMENT SECURITIES

Investment securities with a par value of $50,615, $53,905, and $55,125 at December 31, 1994, 1993, and 1992, respectively, were pledged to secure public deposits and for other purposes required by law.


The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1994, 1993, and 1992.

                                              December 31, 1994
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 4,985      -           9       $ 4,976    6.93%
   One to five years        31,304      -         944        30,360    6.34%
                            36,289      -         953        35,336    6.42%


  Federal agencies
   Within one year           4,006     11           2         4,015    7.31%
   One to five years         2,523     12           2         2,533    6.62%
   After ten years           1,051      -          60           991    5.26%
                             7,580     23          64         7,539    6.80%


  State, county
     and municipal
   Within one year             303      7           -           310   12.45%
   One to five years           326      7           -           333    7.85%
                               629     14           -           643   10.05%

    Total available
     for sale              $44,498  $  37      $1,017       $43,518    6.53%
HELD TO MATURITY
  United States Treasury
   One to five years       $58,669  $   6      $3,132       $55,543    5.46%
  Federal agencies
   Six to ten years          8,995     12         359         8,648    6.65%
  State, county
     and municipal
   Within one year           2,932     39           1         2,970   11.64%
   One to five years         5,611    101          54         5,658    9.10%
   Six to ten years          6,888     66         344         6,610    7.73%

                            15,431    206         399        15,238    8.97%

  Total held to maturity   $83,095  $ 224      $3,890       $79,429    6.25%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1994, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.










                        INVESTMENT SECURITIES, continued



                                             December 31, 1993
                            Book        Unrealized           Market
                            Value   Gains      Losses        Value   Yield(1)
U.S. Government
  Within 1 year             12,023    162           -        12,185   6.25%
   After 1 year but
   within 5 years           60,544    953         131        61,366   5.28%
   After 5 years but
   within 10 years               0      0           0             0      -
Total, U.S. Government      72,567  1,115         131        73,551   5.45%

U.S. Government Agencies
  and Corporations
  Within 1 year              9,493    274           -         9,767   8.68%
    After 1 year but
   within 5 years           16,885    634          14        17,505   6.39%
    After 5 years but
   within 10 years               0      -           -             0      -
    After 10 years           1,259     19           7       1,271      5.61%

Total, U.S. Government
  Agencies and
  Corporations              27,637    927          21        28,543   7.14%

State and political
  Subdivisions
  Within 1 year              1,693     24           -         1,717  11.17%
    After 1 year but
   within 5 years            7,135    483           1         7,617  10.58%
    After 5 years but
   within 10 years           7,044    487          28         7,503   7.99%
    After 10 years             109      -           -           109   7.07%

Total, State and Political
  Subdivisions              15,981    984          29        16,946   9.52%

Other Securities
  (Equity)                     116      -           -           116      -
  Total Securities         116,301  3,036         181       119,156   6.42%

(1) Tax equivalent adjustment based on a 34% tax rate.


As of the quarter ended December 31, 1993, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                        INVESTMENT SECURITIES, concluded


                                         December 31, 1992
                          Book        Unrealized            Market
                          Value     Gains     Losses        Value   Yield(1)
U.S. Government
  Within 1 year            11,073     187           1        11,259   6.66%
    After 1 year but
   within 5 years          42,272     604         175        42,701   5.94%
    After 5 years but
   within 10 years              0       0           0             0      -

Total, U.S. Government     53,345     791         176        53,960   6.10%

U.S. Government Agencies
  and Corporations
  Within 1 year             2,992      62           -         3,054   8.15%
    After 1 year but
   within 5 years          25,149   1,357           -        26,506   8.10%
    After 5 years but
   within 10 years              0       -           -             0      -
  After 10 years            1,507      14          15         1,506   6.54%

Total, U.S. Government
  Agencies and
  Corporations             29,648   1,433          15        31,066   8.03%

State and political
  Subdivisions
  Within 1 year             4,992      25           1         5,016  10.15%
    After 1 year but
   within 5 years           7,484     521           -         8,005  11.22%
    After 5 years but
   within 10 years          6,234     359           -         6,593   9.10%
Total, State and Political
  Subdivisions             18,710     905           1        19,614  10.23%

Other Securities
  (Equity)                    116       -           -           116      -

Total Securities          101,819   3,129         192       104,756   7.41%

(1) Tax equivalent adjustment based on a 34% tax rate.


As of the quarter ended December 31, 1992, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 1994, 1993, 1992, 1991, and 1990 by major classification:


                                      1994      1993        1992       1991      1990

Real estate Loans  - mortgage      $ 89,728  $ 84,806    $ 84,298   $ 71,192  $ 61,704
                   - construction     6,328     4,051       5,768      7,043     6,469

Loans to farmers                      1,180       971         881        680       669
Commercial and industrial loans      17,472    14,612      15,102     16,416    17,748
Loans to individuals for household,
  family and other consumer
  expenditure                        30,700    28,493      27,039     27,583    26,927
All other loans, including
  overdrafts                            186        87          89         94       475
  Gross Loans                       145,594   133,020     133,177    123,008   113,992
    Less unearned income             (1,231)   (1,286)     (1,554)    (2,048)   (2,352)
    Less reserve for loan losses     (2,220)   (2,170)     (2,029)    (1,814)   (1,683)
     Net loans                     $142,143  $129,564    $129,594   $119,146  $109,957


           MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $96,708,000 and $81,794,000 in fixed rate loans as of December 31, 1994 and 1993, respectively. At December 31, 1994, fixed rate loans with maturities in excess of one year amounted to approximately $67,588,000. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

                               RISK ELEMENTS

The following information relates to certain assets which are defined as risk elements by the Securities and Exchange Commission. All loans which meet the criteria set forth by the Securities and Exchange Commission are detailed below, regardless of the likelihood of collection in full or in part. All loans classified for regulatory purposes as loss, doubtful, substandard, or especially mentioned that have not been disclosed do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms. As a matter of practice, loans which management has serious concerns about the borrower being able to pay are put into a non-accrual status and disclosed under Risk Elements. Management reviews these loans periodically and feels that the current reserve for possible loan losses more than adequately provides coverage for actual loss potential. Other interest-bearing assets considered a risk element are also detailed in this section.

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1994, 1993, 1992, 1991, 1990:

                                                December 31,
                                   1994    1993    1992    1991    1990
   Nonaccrual loans              $1,062  $1,015  $1,091  $  179  $  667

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $   55  $  221  $  318  $  334  $  232

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1994 is as follows:

                                                     1994

   Interest included in income during the
   year                                              $ 22

   Interest which would have been included
   at the original contract rates                    $ 72

Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

                         POTENTIAL PROBLEM LOANS


In addition to those loans disclosed under "Risk Elements", there are certain loans in the portfolio which are presently current but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms. Management maintains a loan review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms. Such problem loan identification includes the review of individual loans, loss experience, and economic conditions. Problem loans include both current and past due loans.

As of December 31, 1994, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".


                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1994, the Company had no foreign loans outstanding.


                            LOAN CONCENTRATIONS

As of the year ended December 31, 1994, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.


                        OTHER INTEREST-BEARING ASSETS

The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc.. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management has determined that any impairment of the approximate $2,100,000 cash surrender value of the policies is remote due to the current financial stability of the U.S. subsidiary. Accordingly, no loss contingency has been provided for 1994.

As of December 31, 1994, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:


                                                 Year Ended December 31,

                                      1994     1993        1992     1991       1990

Loans (net of unearned income):
  Average loans outstanding for
  the period                        $140,104 $131,599   $128,859  $116,798   $103,130
Reserve for loan losses:
  Balance at beginning
    of period                       $  2,170 $  2,029   $  1,814  $  1,683   $  1,435
  Charge-offs:
    Commercial, financial, and
     agricultural                        122      174        226       142        118

    Real Estate - construction
                  and mortgage            57      211        207        27         53

    Loans to individuals                 277      222        270       296        266

      Total charge-offs             $    456 $    607   $    703  $    465   $    437

  Recoveries:
    Commercial, financial, and
     agricultural                         58       96         58        95         57

    Real estate-construction
     and mortgage                         35      108          2        10         52

    Loans to individuals                 118       99        113        76         61

      Total recoveries              $    211 $    303   $    173  $    181   $    170

  Net charge-offs                   $    245 $    304   $    530  $    284   $    267
  Additions charged to operations   $    295 $    445   $    745  $    415   $    515
  Balance at end of period          $  2,220 $  2,170   $  2,029  $  1,814   $  1,683
  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period        .17%     .23%       .41%      .24%       .26%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $275 during 1995.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1994       1993       1992


 Noninterest bearing demand deposits     40,181     34,683     30,982
 Interest bearing demand deposits        44,249     40,037     36,431
 Savings deposits                        41,870     34,882     18,619
 Time deposits                          104,470    106,181    118,324
  Total deposits                        230,770    215,783    204,356


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1994      1993       1992

  Interest bearing demand deposits        2.39%     2.33%      2.96%
  Savings deposits                        3.88%     3.22%      3.96%
  Time deposits                           3.71%     4.03%      5.00%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1994:

            Time Certificates of Deposit
            Maturity within 3 months or less         $10,813
            Over 3 through 6 months                    3,584
            Over 6 through 12 months                   3,862
            Over 12 months                             2,749
              Total                                   21,008

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                   Year ended December 31,

                                                   1994      1993      1992

   Return on average total assets                  1.18%     1.17%     1.13%
   Return on average stockholders' equity         12.29%    12.77%    12.33%
   Cash dividend payout ratio                     27.31%    24.08%    27.43%
   Average equity to average assets ratio          9.56%     9.17%     9.17%



                          SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance. No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1994       1993       1992
    agreement to repurchase         $29,236    $31,819    $29,283


The following information relates to short-term borrowings outstanding during 1994, 1993, and 1992:

                          Maximum Amount        Weighted Average
                        Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1994    1993    1992    1994   1993   1992
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $41,537 $38,722 $34,638  4.29%  3.01%  3.32%


                                         Year ended December 31,
                                       1994       1993       1992
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding  $35,037     $35,278    $25,006
  Weighted average interest rate paid  3.17%       2.83%      3.52%

                           ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eight permanent offices in Horry County. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded
in 1982, contains approximately 33,616 square feet.   In addition, the Bank
has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Mall in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), and Aynor in The Town
of Aynor (2,809 square feet).   Of the eight offices, the bank owns the
principal office, the office at Red Hill, Northside, Main Street, Socastee and the office in Aynor. All other facilities are leased by the Bank under long-term leases with renewal options. In addition to the existing facilities, the Company has purchased approximately one and one-half acres of land as a future office site on Highway 17 south of Myrtle Beach in the Murrell's Inlet area which is not expected to be utilized within the next two years. The Company intends to open a ninth banking office on Twenty-First Avenue in Myrtle Beach on two acres of land previously purchased. This Myrtle Beach office will be approximately 12,000 square feet with twelve employees and is scheduled to open in June, 1995.


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1994.

There were no administrative or judicial proceedings arising under Section 8 of the Federal Deposit Insurance Act.

There were no material proceedings to which any director, officer, or owner of record of more than 5% of the voting securities of the Company or any associate is a party adverse to the Company.

There are other legal proceedings pending against the Company or its subsidiary, The Conway National Bank, in the ordinary course of business. In the opinion of management, based upon the opinion of counsel, liabilities arising from these proceedings, if any, would not have a material adverse effect on the financial position of the Company.

        ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On April 12, 1994, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected three directors to serve for a three-year term; and
2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, an independent auditors for the Company and its subsidiary for the year ending December 31, 1994.

                               PART II

        ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                      RELATED SECURITY HOLDER MATTERS


As of December 31, 1994, there were approximately 562 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices
at which all shares of Company stock have traded.   The following table sets
forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 20% stock dividend paid during 1994.

                                           1994               1993
                                      High       Low     High      Low

                    First  Quarter  $63.33    $63.33   $53.96   $53.96
                    Second Quarter  $63.54    $63.33   $61.04   $53.96
                    Third  Quarter  $63.54    $63.54   $61.04   $61.04
                    Fourth Quarter  $66.25    $63.54   $63.33   $61.04


Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September, 1994, a 15% stock dividend in November, 1985, a 20% stock dividend in August, 1987 and a 50%
stock  dividend  in  July, 1989.   There can be no assurance, however, as to
the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

                     ITEM 6.  SELECTED FINANCIAL DATA
                               CNB Corporation
                              FINANCIAL SUMMARY
          (All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.


                                                            Year Ended December 31,

                                        1994     1993       1992      1991       1990
Selected Income Statement Data
Total Interest Income               $ 19,847 $ 18,719   $ 19,244  $ 20,609   $ 19,964
Total Interest Expense                 7,613    7,369      8,666    11,554     11,528
Net Interest Income                   12,234   11,350     10,578     9,055      8,436
Provision for Possible Loan
 Losses                                  295      445        745       415        515
Net Interest Income after
Provision for Possible Loan
    Losses                            11,939   10,905      9,833     8,640      7,921
Total Other Operating Income           2,814    2,735      2,564     2,207      2,106
Total Other Operating Expense          9,599    8,850      8,461     7,647      6,897
Income Before Income Taxes             5,154    4,790      3,936     3,200      3,130
Income Taxes                           1,657    1,493      1,030       750        866
Net Income                          $  3,497 $  3,297   $  2,906  $  2,450   $  2,264


Per Share:
Net Income Per Weighted
 Average Shares Outstanding*        $   7.34 $   6.92   $   6.09  $   5.13   $   4.74
Cash Dividend Paid Per Share        $   2.00 $   2.00   $   2.00  $   1.50   $   1.00
Weighted Average Shares
  Outstanding*                       476,370  476,546    477,389   477,246    477,512

*Restated for stock dividend

Selected Balance Sheet Data:
Assets                              $297,120 $283,380   $268,078  $241,651   $211,127
Net Loans                            142,143  129,564    129,594   119,146    109,957
Investment Securities                126,613  116,185    101,703    84,741     78,793
Federal Funds Sold                     3,125   14,400     16,125    20,125      5,200

Deposits:
 Non-Interest-Bearing               $ 40,986 $ 35,369   $ 30,973  $ 25,807   $ 25,144
 Interest-Bearing                    193,207  183,933    177,866   169,162    151,939
  Total Deposits                    $234,193 $219,302   $208,839  $194,969   $177,083
Stockholders' Equity                $ 28,857 $ 26,820   $ 24,443  $ 22,323   $ 20,445

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is provided to afford a clearer understanding of the major elements of the Company's financial condition, results of operations, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution
of assets and liabilities.  Loans, net of  unearned  income, increased   .1%
from $131,623   at  December 31, 1992 to $131,734 at December 31, 1993; and
9.6% from December 31, 1993 to $144,363 at December 31, 1994. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was flat in our market area in 1993 but strengthened during 1994. Loans, net of unearned income, decreased as a percentage of total assets from 49.1% at year-end 1992 to 46.5% at year-end 1993 but grew to 48.6% at year-end 1994. Correspondingly, investment securities and federal funds sold increased as a percentage of total assets from 44.0% at year-end 1992 to 46.1% at year-end 1993 but shrank to 43.7% at year-end 1994 as funds have been utilized to balance the ebb and flow of loan demand. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have increased as a percentage of total assets from 11.6% at December 31, 1992 to 12.5% at December 31, 1993 and 13.8% at December 31, 1994, but are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing deposits as a percentage of total assets decreased from 66.3% at December 31, 1992 to 64.9% at December 31, 1993 but increased slightly to 65.0% at December 31, 1994. Securities sold under agreement to repurchase increased from 10.9% to 11.2% and then declined to 9.9% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1994, 1993 and 1992:

<CAPITON>
                                                          December 31,
                                                     1994      1993      1992
Assets:
  Earning assets
    Loans, net of unearned income                    48.6%     46.5%     49.1%
          Investment securities:
          Taxable                                    37.1      35.6      31.1
          Tax-exempt                                  5.5       5.4       6.9

    Federal funds sold and securities
     purchased under agreement to resell              1.1       5.1       6.0
    Other earning assets                               -         -         -
     Total earning assets                            92.3      92.6      93.1
    Other assets                                      7.7       7.4       6.9
     Total assets                                   100.0%    100.0%    100.0%

Liabilities and stockholders' equity:
    Interest-bearing liabilities:
     Interest-bearing deposits                       65.0%     64.9%     66.3%
     Federal funds purchased and securities
       sold under agreement to repurchase             9.9      11.2      10.9
     Other short-term borrowings                       .8        .9        .9
       Total interest-bearing liabilities            75.7      77.0      78.1
    Non-interest-bearing deposits                    13.8      12.5      11.6
    Other liabilities                                  .8       1.0       1.2
    Stockholders' equity                              9.7       9.5       9.1
     Total liabilities and stockholders' equity     100.0%    100.0%    100.0%

Results of Operation

CNB Corporation and subsidiary experienced earnings in 1994, 1993 and 1992 of $3,497, $3,297 and $2,906, respectively, resulting in a return of average assets of 1.18%, 1.17%, and 1.13% and a return on average stockholders' equity of 12.29%, 12.77% and 12.33%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $297,120 at December 31, 1994 as compared to $283,380 at December 31, 1993 and $268,078 at December 31, 1992. The following table sets forth the financial highlights for fiscal years 1994, 1993, and 1992.

                           CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)


               December 31,  1993 to 1994   December 31,    1992 to 1993  December 31,
                  1994          Percent        1993           Percent       1992
                               Increase                      Increase
                              (Decrease)                    (Decrease)

Net interest
 income after
 provision for
 loan losses      $ 11,939          9.5%     $ 10,905          10.9%    $  9,833

Income before
 income taxes        5,154          7.6         4,790          21.7        3,936

Net Income           3,497          6.1         3,297          13.5        2,906
 Per share
 (weighted
 average of
 shares
 outstanding)     $   7.34          6.1      $   6.92          13.6     $   6.09

Cash dividends
 declared              955         20.3           794           (.4)         797

 Per share        $   2.00            -      $   2.00             -     $   2.00

Total assets      $297,120          4.8%     $283,380           5.7%    $268,078

Total deposits     234,193          6.8       219,302           5.0      208,839

Loans, net of
 unearned income   144,363          9.6       131,734            .1      131,623

Investment
 securities        126,613          9.0       116,185          14.2      101,703

Stockholders'
 equity             28,857          7.6        26,820           9.7       24,443

Book value per
  share* (actual
  number of
  shares
  outstanding)    $  60.46          7.3      $  56.35          10.2     $  51.12

*Restated for
 stock dividend

Ratios(1):

Returns on
 average total
 assets               1.18%          .9          1.17%          3.5         1.13%

Return on
 average
 stockholders'
 equity              12.29%        (3.8)        12.77%          3.6        12.33%

(1) For the fiscal years ended December 31, 1994, 1993, and 1992, average total assets amounted to $297,595, $281,494, and $256,837 with average stockholders' equity totaling $28,458, $25,815, and $23,563, respectively.

NET INCOME

Net Interest Income - Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits, and borrowed funds.

The Bank has maintained   strong  net  interest   margins  in 1994,   1993
and 1992 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $11,257 in 1992 and
$11,867 in 1993 to $12,735 in 1994.   During the three-year period,  total
fully-tax-equivalent interest income decreased by 3.4% from $19,923 in 1992 to $19,236 in 1993 and increased 5.8% in 1994 to $20,348. Over the same period, total interest expense decreased by 15.0% from $8,666 in 1992 to $7,369 in 1993 and increased 3.3% to $7,613 in 1994. The significant decrease in 1993 interest income and interest expense was caused by a rapid decrease in market interest rates. The increase in 1994 interest income and expense reflects a rise in market interest rates coupled with higher volumes of bank assets and liabilities. Fully-tax-equivalent net interest income as a percentage of average total earning assets has moved in a narrow range from 4.7% in 1992 to 4.5% in 1993 and 4.6% in 1994.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1994, 1993, and 1992. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset
(RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                    Interest Rate Sensitivity Analysis


                                                              Over 1  Over 5
                            1 Day   90 Days   180 Days   365 Days  to 5 Years   Years
Rate Sensitive Assets(RSA)
 Federal Funds Sold         3,125         0          0          0           0       0
 Investment Securities          0     4,663        845      9,737     104,480   6,888
 Loans(net of non
  -accruals $1,062)        48,886    11,743      4,235     11,261      43,492  24,915
Total, RSA                 52,011    16,406      5,080     20,998     147,972  31,803
Rate Sensitive
 Liabilities (RSL)
 Deposits:
 Certificates of
  Deposit of                    0    10,813      3,584      3,862       2,749       0
  $100,000 or more
 All Other Time
  Deposits                      0    22,323     22,410     22,394       9,634       0
 Money Market
  Deposit Accounts         14,172         0          0          0           0       0
 Securities Sold
  Under Repurchase         22,756     6,480          0          0           0       0
       Agreements

 Total, RSL                36,928    39,616     25,994     26,256      12,383       0
 RSA-RSL                   15,083   (23,210)   (20,914)    (5,258)    135,589  31,803
 Cumulative RSA-RSL        15,083    (8,127)   (29,041)   (34,299)    101,290 133,093
 Cumulative RSA/RSL          1.41       .89        .72        .73        1.72    1.94

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $295 in 1994, $445 in 1993, and $745 in 1992. Net loan charge-offs totalled $245 in 1994, $304 in 1993, and $530 in 1992 with 1994 and 1993 net
charge-offs   being   centered  in  consumer  purpose loans.   The  reserve
for possible loan losses as a percentage of net loans was 1.56% at December 31, 1994, 1.67% at December 31, 1993, and 1.57% at December 31, 1992.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $(4,646) at December 31, 1994, $2,855 at December 31, 1993 and $2,937 at December 31, 1992. The Bank did not recognize a gain or loss on security transactions in 1993 or 1992. The market value of investment securities declined during 1994 due to the rapid rise in overall market rates. Security losses of $167 were taken in 1994 in transactions to sell short-term low-yielding bonds and re-investing in higher-yielding intermediate-term bonds.

Other Income - Other income, net of losses on 1994 security sales, increased by 6.7% from $2,564 in 1992 to $2,735 in 1993 and 9.0% from $2,735 in 1993 to $2,981 in 1994. The increases were the result of higher volume in deposit and loan accounts and merchant discount income. Also, lower market interest rates beginning in 1992 through most of 1994 resulted in higher commercial account service charge income as account activity charges are offset to a lesser degree by earnings credits; and, in 1993, overall service charge rates were increased effective June 1.

Other Expenses - Other expenses increased by 4.6% from $8,461 in 1992 to $8,850 in 1993 and 8.5% from $8,850 in 1993 to $9,599 in 1994. The components of other expenses are salaries and employee benefits of $4,708, $4,927, and $5,285; occupancy and furniture and equipment expenses of $1,284, $1,341, and $1,550; and other operating expenses of $2,469, $2,582,
and $2,764 for 1992, 1993, and 1994, respectively.   The increase in salaries
and employee benefits reflects compensation increments and the increased costs of providing employee benefits. The significant increase in occupancy and furniture and equipment expenses in 1994 was due to the purchase and installation as of June 30 of a new computer mainframe and software; upgraded communications equipment; and approximately ninety personal computers throughout the bank. In addition, other expenses were adversely affected by the loss of $116 on the disposal of electronic data processing (EDP) equipment previously in place. 1994 EDP purchases plus anticipated drive-up automated teller machine purchases in early 1995 will represent an expenditure of $1,050 which will increase depreciation/occupancy expense by approximately $131 per year for an eight-year period. Looking ahead, non-interest expense will also increase in 1995 and future years due to the construction, staffing, and equipping of a new 12,000 square foot, 12-person, Myrtle Beach office. Scheduled to open in June, 1995, this office will generate relatively little revenue in 1995 but salary/benefits and occupancy expenses associated with this office in 1995 are budgeted at $195 and $91, respectively. A major component of other operating expenses is FDIC insurance premiums which increased 7.4% from $448 in 1992 to $481 in 1993 and 3.7% from $481 in 1993 to $499 in 1994. It is possible that the FDIC premium rate will be reduced effective for the fourth quarter of 1995. Preliminary premium rate decreases discussed by the FDIC would reduce projected FDIC premium expense by $95 in 1995 and $390 in 1996.

Income Taxes - Provisions for income taxes increased 45.0% from $1,030 in 1992 to $1,493 in 1993 and 11.0% from $1,493 in 1993 to $1,657 in
1994. The increase in income taxes is primarily due to an increase in income before income taxes of 21.7% from $3,936 in 1992 to $4,790 in 1993 and 7.6% from $4,790 in 1993 to $5,154 in 1994. Also, the utilization of tax-free income as a percentage of income before income taxes declined significantly in 1993 and to a lesser degree in 1994.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon
the liquidity of  bank assets to  meet  these  needs.   The  bank's liquidity
sources include  cash and due from banks,  federal funds sold and short-term
investments.   In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis,
to borrow funds  from  the  Federal Reserve System.   The Company has cash
balances on hand of $2,358, $1,717, and $1,698 at December 31, 1994, 1993,
and 1992 with liabilities, consisting of cash dividends payable, totalling $955, $794, and $797, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $28,857, $26,820, and $23,443 at December 31, 1994, 1993, and 1992, representing 9.71%, 9.46%, and 9.12% of total
assets, respectively.   At December 31, 1994, the Bank exceeds quantitative
measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY RESTRICTIONS). Capital is considered sufficient by managment to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF INFLATION

Inflation  normally  has   the  effect  of accelerating  the growth of both
a bank's assets and liabilities. One result of this inflationary effect is an increased need for equity capital. Income is also affected by inflation. While interest rates have traditionally moved with inflation, the effect on net income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. In some cases, however, rate increases are delayed on fixed-rate instruments. Loan demand normally declines during periods of high inflation. Inflation has a direct impact on the Bank's non-interest expense. The Bank responds to inflation changes through readjusting non-interest income by repricing services.

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) has indicated that FDIC insurance premium rates may be reduced effective in the fourth quarter of 1995. Such a decrease would have a positive effect on earnings in 1995 and subsequent years (see NET INCOME - Other Expenses). The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                      ITEM 8. - FINANCIAL STATEMENTS










                      CNB CORPORATION AND SUBSIDIARY

                          CONWAY, SOUTH CAROLINA













                REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

           For the years ended December 31, 1994, 1993 and 1992

                      CNB CORPORATION AND SUBSIDIARY
                          CONWAY, SOUTH CAROLINA


                                 CONTENTS






                                                                  PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                                                  33

FINANCIAL STATEMENTS
      Consolidated balance sheets                                 34
Consolidated statements of income                                 35
      Consolidated statements of changes in stockholders' equity  36
      Consolidated statements of cash flows                       37

NOTES TO FINANCIAL STATEMENTS                                     38-50

                     ELLIOTT, DAVIS & COMPANY, L.L.P.
                       Certified Public Accountants

     Members of the American Institute of Certified Public Accountants

                             Greenville, S.C.
                              Greenwood, S.C.
                              Anderson, S.C.
                                Aiken, S.C.
                              Columbia, S.C.




            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Directors and Stockholders
CNB Corporation
Conway, South Carolina

        We have audited the accompanying consolidated balance sheets of CNB Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                               Elliott, Davis & Company, L.L.P.







January 20, 1995

                      CNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                (amounts, except share data, in thousands)
                                                                  DECEMBER 31,
                                                               1994       1993

                                       ASSETS
CASH AND DUE FROM BANKS - Notes 2 and 16                    $ 14,552   $ 13,210
FEDERAL FUNDS SOLD - Note 16                                   3,125     14,400
INVESTMENT SECURITIES HELD TO MATURITY
      (fair value $79,429 in 1994 and
      $119,040 in 1993) - Notes 3 and 16                      83,095    116,185
INVESTMENT SECURITIES AVAILABLE FOR SALE
      Notes 3 and 16                                          43,518          -
LOANS - Notes 4 and 16                                       145,594    133,020
      Less unearned income                                    (1,231)    (1,286)
      Less allowance for loan losses                          (2,220)    (2,170)


                 Net loans                                   142,143    129,564
PREMISES AND EQUIPMENT - Note 5                                5,310      5,017
ACCRUED INTEREST RECEIVABLE                                    2,920      2,618
OTHER ASSETS                                                   2,457      2,386


                                                            $297,120   $283,380

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
      Noninterest-bearing                                   $ 40,986   $ 35,369
      Interest-bearing                                       193,207    183,933

                 Total deposits - Notes 6 and 16             234,193    219,302

Securities sold under
  repurchase agreements - Notes 7 and 16                      29,236     31,819
United states treasury demand notes - Note 16                  2,494      2,492
Other liabilities                                              2,320      2,928
Minority interest in consolidated subsidiary                      20         19

      Total liabilities                                      268,263    256,560


COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11

STOCKHOLDERS' EQUITY

Common stock - $10 par value; authorized 500,000 shares;
               issued 479,093 and 399,353 shares               4,791      3,994
Capital in excess of par value of stock                       15,659     11,338
Retained earnings                                              9,107     11,678

Net unrealized holding loss on investment securities
               available for sale                               (588)         -
                                                              28,969     27,010
Less 1,768 shares and 2,678 shares held in Treasury at cost     (112)      (190)

      Total stockholders' equity                              28,857     26,820

                                                            $297,120   $283,380

See notes to consolidated financial statements which are an integral part of these statements.

                           CNB CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                   (amounts, except per share data, in thousands)
                                                        For the years ended
                                                            December 31,
                                                       1994      1993    1992
INTEREST INCOME
Loans and fees on loans                              $12,034   $11,304 $11,937
Investment securities
      Taxable                                          6,240     5,631   5,167
      Nontaxable                                       1,002     1,004   1,319

           Total interest on investment securities     7,242     6,635   6,486

Federal funds sold                                       564       773     814
Other                                                      7         7       7

           Total interest income                      19,847    18,719  19,244

INTEREST EXPENSE

Deposits                                               6,460     6,334   7,735
Securities sold under repurchase agreements            1,111       998     879
United States Treasury demand notes                       42        37      52

           Total interest expense                      7,613     7,369   8,666

           Net interest income                        12,234    11,350  10,578

PROVISION FOR LOAN LOSSES                                295       445     745

           Net interest income after
           provision for loan losses                  11,939    10,905   9,833

NONINTEREST INCOME

Service charges on deposit accounts                    1,844     1,838   1,682
Other service and exchange charges                     1,137       897     882
Loss on sale of investment securities
      available for sale                                (167)        -       -

           Total other income                          2,814     2,735   2,564

NONINTEREST EXPENSES

Salaries and wages                                     4,214     3,938   3,744
Pensions and other employee benefits                   1,071       989     964
Occupancy                                                600       572     539
Furniture and equipment                                  950       769     745
Liability insurance                                      592       546     516
Office supplies                                          260       272     248
Credit card operations                                   563       374     326
Other operating expenses                               1,346     1,388   1,377
Minority interest in income of subsidiary                  3         2       2

           Total other expenses                        9,599     8,850   8,461

           Income before income taxes                  5,154     4,790   3,936

PROVISION FOR INCOME TAXES - Note 9                    1,657     1,493   1,030

           Net income                                $ 3,497   $ 3,297 $ 2,906

NET INCOME PER SHARE OF COMMON STOCK                 $  7.34   $ 6.92* $ 6.09*

* Restated for stock dividend
See notes to consolidated financial statements which are an integral part of these statements.

                                             CNB CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 1994, 1993 and 1992
                                       (amounts, except share data, in thousands)
                                                                                               Net unrealized
                                                                                               holding gain
                                                                 Capital in                    (loss) on
                                                                 excess of                     securities   Total
                                                       Common    par value Retained  Treasury  available stockholders'
                                             Shares    stock     of stock  earnings    stock   for sale  equity
BALANCE, DECEMBER 31, 1991                   399,353   $3,994    $11,318   $ 7,066   $ (55)    $    -    $22,323

          1992

     Net income                                    -        -          -     2,906       -          -      2,906
     Cash dividend, $2.00 per share                -        -          -      (797)      -          -       (797)
     Treasury stock transactions (net)             -        -          -         -       4          -          4
     Gain on sale of treasury stock                -        -          7         -       -          -          7

BALANCE, DECEMBER 31, 1992                   399,353    3,994     11,325     9,175     (51)         -     24,443

          1993

     Net income                                    -        -          -     3,297       -          -      3,297
     Cash dividend, $2.00 per share                -        -          -      (794)      -          -       (794)
     Treasury stock transactions (net)             -        -          -         -    (139)         -       (139)
     Gain on sale of treasury stock                -        -         13         -       -          -         13

BALANCE, DECEMBER 31, 1993,
     as originally reported                  399,353    3,994     11,338    11,678    (190)         -     26,820
          Effect of adoption of SFAS 115,
            net of taxes of $339,000               -        -          -         -       -        571        571

BALANCE, DECEMBER 31, 1993, as restated      399,353    3,994     11,338    11,678    (190)       571     27,391

          1994

     Net income                                    -        -          -     3,497       -          -      3,497
     Cash dividend, $2.00 per share                -        -          -      (955)      -          -       (955)
     Stock dividend                           79,740      797      4,306    (5,113)      -          -        (10)
     Treasury stock transactions (net)             -        -          -         -      78          -         78
     Gain on sale of treasury stock                -        -         15         -       -          -         15
     Increase in unrealized holding
          loss, net of income taxes
          of $731,000                              -        -          -         -       -     (1,159)    (1,159)
Balance, December 31, 1994                   479,093   $4,791    $15,659    $9,107   $(112)    $ (588)   $28,857

             See notes to consolidated financial statements which are an integral part of these statements.

                      CNB CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (amounts in thousands)
                                                  For the years ended
                                                      December 31,

                                               1994      1993      1992

OPERATING ACTIVITIES
Net income                                    $3,497    $3,297    $2,906
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation                                   623       474       442
  Provision for loan losses                      295       445       745
  Provision for deferred income taxes             30         -        49
  (Gain) loss on sale
    of premises and equipment                    107         -       (17)
  Changes in assets and liabilities:
    (Increase) decrease in
       accrued interest receivable              (302)       74        58
    (Increase) decrease in other assets          (71)      454      (634)
    Decrease in other liabilities               (407)     (186)     (526)
    Increase in minority
       interest in subsidiary                      1         2         2

  Net cash provided by operating activities    3,773     4,560     3,025

INVESTING ACTIVITIES

Proceeds from sale of
  investment securities available for sale    14,672         -         -
Proceeds from maturities of
  investment securities held to maturity      17,627    30,392    26,645
Proceeds from maturities of
  investment securities available for sale     3,828         -         -
Purchases of investment securities
  available for sale                         (20,379)        -         -
Purchases of investment securities
  held to maturity                           (27,156)  (44,874)  (43,607)
Net decrease (increase)
  in federal funds sold                       11,275     1,725     4,000
Net increase in loans                        (12,874)     (415)  (11,193)
Proceeds received from
  sale of premises and equipment                   3         -        57
Premises and equipment expenditures           (1,026)     (502)   (1,136)

       Net cash used for
             investing activities            (14,030)  (13,674)  (25,234)

FINANCING ACTIVITIES

Dividends paid                                  (794)     (797)     (598)
Net increase in deposits                      14,891     9,364    13,870
Increase (decrease) in securities
  sold under repurchase agreements            (2,583)    3,635    10,097
Increase in United States
  Treasury demand notes                            2       113       627
Treasury stock transactions (net)                 83      (126)        -

       Net cash provided
         by financing activities              11,599    12,189    23,996

       Net increase in cash
         and due from banks                    1,342     3,075     1,787

CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                           13,210    10,135     8,348

CASH AND DUE FROM BANKS,
  END OF YEAR                                $14,552   $13,210   $10,135

CASH PAID FOR
Interest                                     $ 8,002   $ 7,490   $ 9,096

Income taxes                                 $ 1,611   $ 1,579   $   916

  See notes to consolidated financial statements which are an integral part of these statements.

                      CNB CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation
    The consolidated financial statements include the accounts of CNB Corporation ("the Company") and its majority-owned subsidiary, The Conway National Bank ("the Bank"). The Company and its subsidiary operate in one industry, domestic banking. All significant inter-company balances and transactions have been eliminated.

  Concentrations of credit risk
    The Company, through its subsidiary, makes commercial and personal loans to individuals and small businesses located primarily in the South Carolina coastal region. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

  Cash and cash equivalents
    For purposes of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks". Cash and cash equivalents have an original maturity of three months or less.

  Investment securities
    In 1994, the Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Stockholders' equity has been restated in the consolidated statement of changes in stockholders' equity to reflect the effect of a change in accounting principle. Adoption of the standard had no effect on net income. The presentation of securities for 1993 is not affected by the adoption of SFAS No. 115 as retroactive presentation is not permitted. Such securities are presented as held to maturity as they are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

    Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity, after 1993, the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

  Loans
    Interest on commercial loans is accrued and taken into income based upon the interest method. Interest on installment loans is accrued and taken into income based upon the sum-of-the-months-digits method. The results from the use of the sum-of-the-months-digits method are not materially different from those that would be obtained using the interest method.

  Allowance for loan losses
    The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses.
    Subsequent  recoveries are  credited  to  the  allowance.   Management
(Continued)
    considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-off's in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

    Effective January 1, 1994, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The adoption of SFAS No. 114 had no effect on the balance sheet or income statement of the Company. The Company includes the provisions of SFAS No. 114 in the allowance for loan losses.

  Premises and equipment
    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using primarily accelerated methods. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

  Non-performing assets
    Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status. Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

  Income taxes
    Certain items of income and expense for financial reporting (principally accretion of bond discount, provision for loan losses and depreciation) are recognized differently for income tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences as required under SFAS No. 109, "Accounting for Income Taxes."

  Net income per share
    The Company's Board of Directors declared a twenty percent stock dividend issuable on October 10, 1994, to stockholders of record on September 16, 1994. Per share data have been restated to reflect this dividend.

    Net income per share is computed on the basis of the weighted average number of common shares outstanding, 476,370 in 1994, 476,546 in 1993 and 477,389 in 1992.

  Fair values of financial instruments
    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.
                                                                (Continued)

    The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

    Cash and cash equivalents - The carrying amounts of cash and cash equivalents (cash on hand, due from banks, interest bearing deposits with other banks, and federal funds sold) approximate their fair value.

    Investment securities held to maturity and available for sale - Fair values for investment securities are based on quoted market prices.

    Loans - For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

    Deposits - The fair values disclosed for demand deposits are, by definition, equal to their carrying amounts. The carrying amounts of variable rate, fixed-term money market accounts and short-term certificates of deposit approximate their fair values at the reporting date. Fair values for long-term fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

    Short-term borrowings - The carrying amounts of borrowings under repurchase agreements and U. S. Treasury demand notes, generally maturing within 90 days, approximate their fair values.

    Off-balance sheet instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required to maintain average reserve balances either at the bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1994 and 1993 were approximately $3,988,000 and $3,592,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

    The book value and approximate fair value of investment securities are summarized as follows (amounts in thousands):


                                                                  1994
                                                   Book    Unrealized HoldingFair
                                                   value     Gains  Losses   value
    AVAILABLE FOR SALE
      United States Treasury
       Within one year                           $ 4,985      $ -  $    9  $ 4,976
       One to five years                          31,304        -     944   30,360
                                                  36,289        -     953   35,336
      Federal agencies
       Within one year                             4,006        11      2    4,015
       One to five years                           2,523        12      2    2,533
       After ten years                             1,051        -      60      991
                                                   7,580        23     64    7,539
      State, county and municipal
       Within one year                               303         7     -       310
       One to five years                             326         7     -       333
                                                     629        14     -       643
       Total available for sale                  $44,498      $ 37 $1,017  $43,518

      HELD TO MATURITY

      United States Treasury
       One to five years                         $58,669      $  6 $3,132  $55,543
      Federal agencies
       Six to ten years                            8,995        12    359    8,648
      State, county and municipal
       Within one year                             2,932        39      1    2,970
       One to five years                           5,611       101     54    5,658
       Six to ten years                            6,888        66    344    6,610
                                                  15,431       206    399   15,238
       Total held to maturity                    $83,095      $224 $3,890  $79,429

                                                                  1993
                                                   Book    Unrealized HoldingFair
                                                   value     Gains    Losses value
      United States Treasury
       Within one year                          $ 12,023    $  162   $ -  $ 12,185
       One to five years                          60,544       953    131   61,366
                                                  72,567     1,115    131   73,551
      Federal agencies
       Within one year                             9,493       274     -     9,767
       One to five years                          16,885       634     14   17,505
       After ten years                             1,259        19      7    1,271
                                                  27,637       927     21   28,543
      State, county and municipal
       Within one year                             1,693        24     -     1,717
       One to five years                           7,135       483      1    7,617
       Six to ten years                            7,044       487     28    7,503
       After ten years                               109        -      -       109
                                                  15,981       994     29   16,946

       Total held to maturity                   $116,185    $3,036   $181 $119,040

                                                                   (Continued)

NOTE 3 - INVESTMENT SECURITIES - (Continued)

    Investment securities with an aggregate par value of approximately $50,615,000 at
December 31, 1994 and $53,905,000 at December 31, 1993 were pledged to secure public deposits and for other purposes.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

    Following is a summary of loans by major classification (amounts in thousands):

                                                                    December 31,
                                                                 1994         1993
       Real estate - mortgage                                $ 89,728     $ 84,806
       Real estate - construction                               6,328        4,051
       Commercial and industrial                               17,472       14,612
       Loans to individuals for household, family and
         other consumer expenditures                           30,700       28,493
       Agriculture                                              1,180          971
       All other loans, including overdrafts                      186           87

                                                             $145,594     $133,020

    The Company's loan portfolio consisted of approximately $96,708,000 and $81,794,000 in fixed rate loans as of December 31, 1994 and 1993, respectively. At December 31, 1994, fixed rate loans with maturities in excess of one year amounted to approximately $67,588,000.

    Changes in the allowance for loan losses are summarized as follows
(amounts in thousands):

                                                          1994      1993     1992

       Balance, beginning of year                      $2,170     $2,029   $1,814
       Recoveries of loans previously charged
         against the allowance                            211        303      173
       Provided from current year's income                295        445      745
       Loans charged against the allowance               (456)      (607)    (703)


       Balance, end of year                            $2,220     $2,170   $2,029

    At December 31, 1994 and 1993, non-accrual loans totaled $1,062,000 and $1,015,000, respectively and are included in other assets. The total amount of interest earned on non-accrual loans was $22,000 in 1994 and $10,000 in 1993. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $72,000 in 1994 and $82,000 in 1993.


NOTE 5 - PREMISES AND EQUIPMENT

    Premises and equipment at December 31 is summarized as follows (amounts in thousands):

                                                                    1994     1993

       Land and buildings                                          $6,250   $6,230
       Furniture, fixtures and equipment                            4,653    5,020


                                                                   10,903   11,250
       Less accumulated depreciation and amortization               5,909    6,233


                                                                    4,994    5,017
       Construction in progress                                       316      -


                                                                   $5,310   $5,017

    Depreciation and amortization of bank premises and equipment charged to operating expense totaled $623,000 in 1994, $474,000 in 1993 and $442,000 in
1992.

<CAPITON>
NOTE 6 - DEPOSITS

    At December 31, 1994 and 1993, certificates of deposit of $100,000 or more totaled approximately $21,008,000 and $19,273,000, respectively.
Interest expense on these deposits was approximately $750,000 in 1994, $868,000 in 1993, and $1,242,000 in 1992.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

    Securities sold under repurchase agreements are summarized as follows
(amounts in thousands):

                                                                    December 31,

                                                                1994         1993
       U.S. Government securities with a book value
         of $35,875 ($34,249 market value) and
         $37,451 ($38,504 market value) at
         December 31, 1994 and 1993, respectively,
         are used as collateral for the agreements.           $29,236      $31,819

    The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted-average interest rate of these agreements was 4.29 percent and 3.01 percent at December 31, 1994 and 1993, respectively, and generally mature within ninety days. Securities sold under repurchase agreements averaged $35,037,000 and $35,278,000 during 1994 and 1993, respectively. The maximum amounts outstanding at any month-end were $41,537,000 and $38,722,000 during 1994 and 1993, respectively.

NOTE 8 - LINES OF CREDIT

    At December 31, 1994, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

    The Company has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Company may borrow up to $2,500,000 under the arrangement at an interest rate of 5.2%. The note is secured by U.S. Treasury Notes with a market value of $2,934,000 at December 31, 1994. The amount outstanding under the note totaled $2,494,000 and $2,492,000 at December 31, 1994 and 1993, respectively.


NOTE 9 - INCOME TAXES

    The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

                                                          1994      1993     1992
    Income taxes currently payable
       Federal                                         $1,469     $1,348   $  853
       State                                              158        145      128


                                                        1,627      1,493      981
    Tax consequences of differences
       Loan losses                                         47         44       83
       Depreciation                                       (57)       (46)     (60)
       Change of accounting method                        (17)       (17)     (17)
       Accretion on investments                             8          8        6
       Other                                               49         11       37


         Provision                                     $1,657     $1,493   $1,030

    Deferred income taxes of $194,000 and $164,000 are included in other liabilities on the balance sheets at December 31, 1994 and 1993, respectively.

    The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):

                                       1994             1993             1992
                                     Amount   %       Amount   %       Amount   %
    Tax expense at statutory rate    $1,752   34%     $1,629   34%    $1,338    34%
    Increase (decrease) in taxes
      resulting from:
      Tax exempt interest              (330)(6.4)       (350)(7.3)      (467)(11.9)
      State bank tax (net of
       federal benefit)                 158  3.0         145  3.0        133   3.4
      Other - net                        77  1.5          69  1.5         26    .7

    Tax provision                    $1,657 32.1%     $1,493 31.2%    $1,030  26.2%

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    The contract value of the Company's off-balance-sheet financial instruments is as follows as of December 31, 1994 (amounts in thousands):
                                                        Contract
                                                         amount

       Commitments to extend credit                    $14,149

       Standby letters of credit                       $ 1,946

   Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

    At December 31, 1994, the Bank was obligated under a number of non-cancelable operating leases on equipment and land used for branch offices that had an initial or remaining term of more than one year. Future minimum rental payments under these leases at December 31, 1994 were (amounts in thousands):

  Payable in year ending                                   Amount

       1995                                               $ 58
       1996                                                 55
       1997                                                 53
       1998                                                 54
       1999                                                 56
       2000 and thereafter                                 124

         Total future minimum payments required           $400

    Lease payments under all operating leases charged to expense totaled $58,000 in 1994, $66,000 in 1993, and $70,000 in 1992. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

    As of December 31, 1994, the Company has entered into a contract for the construction of a new branch office for $1,686,000. Construction of the branch is expected to be completed by May, 1995. Total cost of the project is expected to be approximately $2.4 million.

    The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

    The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1994 the Bank's retained earnings were $23,909,000.


NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

    Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1994 and 1993, were $2,573,000 and $2,813,000, respectively. During 1994, $313,000 of new loans were made to this group and repayments of $553,000 were received.


NOTE 14 - EMPLOYEE BENEFIT PLAN

    The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 1994, 1993 and 1992, $295,000, $273,000, and $218,000, respectively, was charged to operations under the plan.

    The Company is self insured for major medical group insurance which it provides to its employees. Specific and aggregate excess reinsurance is carried by the Company to limit potential costs under the self insured plan.

    Supplemental benefits are provided to certain key officers under The Conway National Bank Executive Supplemental Income Plan. This plan is not qualified under the Internal Revenue Code. The plan is unfunded. However, certain benefits are informally and indirectly funded by insurance policies on the lives of the covered employees.


NOTE 15 - REGULATORY RESTRICTIONS

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.




                                                                (Continued)

    Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of December 31, 1994:

                                                         Conway National Bank
                                                                Ratios
                                                        Required
                                                         Minimum       Actual
    Tier I Leverage Capital                               4.0%           9.4%

    Tier I Risk-based Capital                             4.0%          18.7%

    Total Risk-based Capital                              8.0%          20.0%

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                         December 31, 1994    December 31, 1993
                                        Carrying    Fair      Carrying     Fair
                                         Amount     Value      Amount      Value
    FINANCIAL ASSETS
       Cash and cash equivalents        $17,677    $17,677    $27,610   $ 27,610
       Investment securities available
         for sale                        43,518     43,518        -          -
       Investment securities held
         to maturity                     83,095     79,429    116,185    119,040
       Loans                            145,594    140,967    133,020    133,953

    FINANCIAL LIABILITIES
       Deposits                         234,193    234,126    219,302    219,448
       Securities sold under
         repurchase agreements           29,236     29,236     31,819     31,819
       U. S. Treasury demand notes        2,494      2,494      2,492      2,492

    OFF-BALANCE-SHEET INSTRUMENTS
       Commitments to extend credit         -       14,149        -        8,105
       Standby letters of credit            -        1,946        -        1,162

NOTE 17 - PARENT COMPANY INFORMATION

Following is condensed financial information of CNB Corporation (parent company only)
(amounts in thousands):
                              CONDENSED BALANCE SHEETS

                                                                    December 31,

                                                                1994         1993

    ASSETS
       Cash                                                   $ 2,358      $ 1,717
       Investment in subsidiary                                27,172       25,403
       Land                                                       245          487
       Other assets                                                37            7
                                                              $29,812      $27,614
    LIABILITIES AND STOCKHOLDERS' EQUITY

       Dividends payable                                      $   955      $   794
       Stockholders' equity (net of $112 and $190
         of treasury stock)                                    28,857      $26,820
                                                              $29,812      $27,614

                           CONDENSED STATEMENTS OF INCOME
                                                             For the years ended
                                                                December 31,
                                                          1994      1993     1992

    INCOME
       Dividend from bank subsidiary                    $1,161     $  968   $1,161
       Other income                                        -          -         19
                                                         1,161        968    1,180
    EXPENSES
       Sundry                                               21         25       15
         Income before equity in undistributed
          net income of bank subsidiary                  1,140        943    1,165

    EQUITY IN UNDISTRIBUTED NET INCOME OF
       SUBSIDIARY                                        2,357      2,354    1,741

         Net income                                     $3,497     $3,297   $2,906

                         CONDENSED STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                December 31,

                                                          1994      1993     1992

    OPERATING ACTIVITIES
       Net income                                       $3,497     $3,297   $2,906
       Adjustments to reconcile net income to
         net cash provided by operating activities
         Equity in undistributed net income of
          bank subsidiary                               (2,357)    (2,354)  (1,741)
         Gain on sale of land                              -          -        (17)
         Change in other assets                            (30)       -        -
           Net cash provided by operating activities     1,110        943    1,148

NOTE 17 - PARENT COMPANY INFORMATION - (Continued)

    INVESTING ACTIVITIES
       Purchase of land                                    -          -       (243)
       Proceeds received from sale of land                 242        -         57

           Net cash provided by (used for)
               investing activities                        242        -       (186)

    FINANCING ACTIVITIES
       Dividends paid                                     (794)      (797)    (598)
       Sale (purchase) of treasury stock - net              83       (127)      11

           Net cash used for financing activities         (711)      (924)    (587)

           Net increase in cash                            641         19      375

    CASH, BEGINNING OF YEAR                              1,717      1,698    1,323

    CASH, END OF YEAR                                   $2,358     $1,717   $1,698

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited condensed financial data by quarter for 1994 and 1993 is as follows
(amounts, except per share data, in thousands):

                                                       Quarter ended


         1994                            March 31  June 30 Sept 30 Dec 31
  Interest income                     $  4,670   $  4,940    $  5,078    $   5,159
  Interest expense                       1,769      1,809       1,977        2,058
    Net interest income                  2,901      3,131       3,101        3,101
  Provision for loan losses                 20         80          60          135
    Net interest income after
       provision for loan losses         2,881      3,051       3,041        2,966
  Noninterest income                       642        705         846          621
  Noninterest expenses                   2,215      2,326       2,362        2,696
    Income before income taxes           1,308      1,430       1,525          891
  Income taxes                             407        484         468          298
    Net income                        $    901   $    946    $  1,057     $    593

  Net income per share                $   1.89*  $   1.98*   $   2.22     $   1.25

  Weighted average shares outstanding  476,512*   476,496*    476,117      476,370

  * Restated for stock dividend
                                                                  (Continued)

                                                       Quarter ended


         1993                            March 31  June 30     Sept 30     Dec 31
  Interest income                      $ 4,689    $ 4,734    $ 4,722      $ 4,574
  Interest expense                       1,855      1,831      1,859        1,824

    Net interest income                  2,834      2,903      2,863        2,750

  Provision for loan losses                150        125         60          110

    Net interest income after
       provision for loan losses         2,684      2,778      2,803        2,640

  Noninterest income                       541        646        722          826
  Noninterest expenses                   2,127      2,118      2,209        2,396

    Income before income taxes           1,098      1,306      1,316        1,070

  Income taxes                             341        434        417          301

    Net income                         $   757    $   872    $   899      $   769

Net income per share                   $  1.58*   $  1.83*   $  1.88*     $  1.63*

Weighted average shares outstanding    478,225*   476,701*   476,765*     476,546*

  * Restated for stock dividend
































ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None






                                 PART III
       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                         MANAGEMENT OF THE COMPANY

Directors

         The Directors and Nominees for election to the Board of Directors of the Company are as follows:

           Proposed     Present                                  Company
           Director       Term          Principal              Stock Owned
Name (Age)  Since       Expires        Occupation               Number    %
 Willis J. Duncan
       (67)         1958       1997    Chairman of the Board.  31,468(1) 6.59
                                       The President of the Bank
                                       from November, 1985 to
                                       February, 1988.
*W. Jennings Duncan
       (39)         1984       1998    President.  Executive   11,212(2) 2.35
                                       Vice President of the Bank
                                       from November, 1985 to
                                       February, 1988.

*Dr. R. C. Smith
       (80)         1959       1998    Past Chairman of the     3,388     .71
                                       Board.Chairman of the Board
                                       from 1979 to 1985, when he became
                                       Vice Chairman.  Chairman of the
                                       Board from November,  1985  to
                                       February, 1988.   Retired  in
                                       1985 as a physician with Conway
                                       Internists, P.A., of Conway,
                                       South Carolina.


*James W. Barnette
       (49)         1984       1998    President of Surfside    3,887     .81
                                       Rent Mart,Inc.,a general rental
                                       company located in Surfside Beach,
                                       S.C., since 1992.  Private real
                                       estate investor from 1988 to 1991.
                                       Previously, Mr. Barnette was General
                                       Manager of Coastal Golf Corp.,
                                       Burning Ridge Corp., and Indian Wells
                                       Golf Club, which own and operate golf
                                       courses in the Myrtle Beach,
                                       South Carolina area.

            ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                              MANAGEMENT OF THE COMPANY

                               Proposed       Present              Company
                  Director      Term         Principal           Stock Owned
Name    (Age)      Since       Expires       Occupation         Number    %
Harold G. Cushman
     (65)          1963        1996    President of Dargan     19,829(3) 4.15
                                       Construction Company,
                                       Inc.

Charles C. Cutts   1945        1996    Retired.                19,039(4) 3.99
     (89)

Heyward Goldfinch
     (76)          1976        1996    Retired.  Director       1,550     .32
                                       of Goldfinch's, Inc.,
                                       a funeral home, and of
                                       Hillcrest Cemetery of
                                       Conway, Incorporated.
J.M.J. Holliday
     (78)          1969        1997    President of Palmetto   12,189(5) 2.55
                                       Farms Corp., and partner
                                       in Holliday Associates,
                                       diversified agricul-
                                       tural, real estate
                                       development, and retail
                                       companies headquartered
                                       in Horry County, South
                                       Carolina.

Robert P. Hucks    1993        1996    Executive Vice President.1,320(6)  .28
     (49)                              Served as Vice President
                                       and Cashier of the Bank from
                                       1985 to 1988.

James G. Lewis
     (95)          1954   Director Emeritus  Retired.           2,160     .45

R.M. Lovelace, Jr.
     (48)          1984        1997    Attorney in private      1,056(7)  .22
                                       practice with Lovelace
                                       & Rogers, P.A. in Conway,
                                       South Carolina.
*John K. Massey
     (80)          1959        1998    Retired.                 4,178(8)  .88

H.B. Smith, III
     (46)          1993        1996    Practicing certified     1,915     .40
                                       public accountant with
                                       Smith, Sapp, Bookhout,
                                       Crumpler & Calliham, P.A.
                                       in Myrtle Beach, South Carolina.

* Nominee for election to the Board of Directors.

      Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (44 persons), own 143,272 (30.02%) shares of Company stock.

     (1)  Includes 10,080 shares  held  by  Harriette B. Duncan (wife).

     (2) Includes 1,230 shares held by Ann Louise Duncan (daughter); 1,230 shares held by Mary Kathryn Duncan (daughter); 1,230 shares by Willis Jennings Duncan, V (son); 1,230 shares by Margaret Brunson Duncan (daughter); and 120 shares by Robin F. Duncan (wife).

     (3) Includes 7,159 shares held by Dianne C. Cushman (wife), 703 shares held by Marion Shannon Cushman (son); 338 shares held by Frances Faison Cushman (daughter), 338 shares held by Harold G. Cushman, III,
(son); and 3,905 shares held by Harold Cushman Ward (nephew).

     (4)  Includes 12,229 shares held by Eugenia B. Cutts (wife).

     (5) Includes 1,260 shares held by Marjorie R. Holliday Irrevocable Trust (wife); 3,304 shares held by M. Russell Holliday, Jr. (daughter); 1,978 shares held by Christian M. Holliday Douglas (daughter); 346 shares held by Christian M. H. Douglas, Jr. (granddaughter); 346 shares held by Marjorie Russell Douglas (granddaughter); 346 shares held by David Duvall Douglas, Jr. (grandson); and 484 shares held by David D. and Christian M.H. Douglas Trust (grandchildren).

     (6) Includes 120 shares held by Willie Ann Hucks (wife); 90 shares held by Norah Leigh Hucks (daughter); and 150 shares held by Robert P. Hucks, II, (son).

     (7) Includes 216 shares held by Rebecca S. Lovelace (wife); 240 shares held by Richard Blake Lovelace (son); and 240 shares held by Macon B. Lovelace (son).

     (8)  Includes 1,058 shares held by Bertha T. Massey (wife).

     Each director of the Company has been engaged in his principal occupation of employment as specified above for five (5) years or more unless otherwise indicated.

     W. Jennings Duncan is Willis J. Duncan's son. Richard M. Lovelace, Jr. is Dr. R. C. Smith's son-in-law. No other family relationships exist among the above named directors or officers of the Company. None of the directors of the Company holds a directorship in any company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that act or in any company registered as an investment company under the Investment Company Act of 1940, as amended.

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Four (4) directors in Class I will be elected at the 1995 Annual Meeting to serve for a three (3) year term. Directors in Class II will be elected at the 1996 Annual Meeting to serve for a three (3) year term and Directors in Class III will be elected at the 1997 Annual Meeting to serve for a three (3) year term. Currently, there are twelve (12) Directors, with four (4) directors in Class I. The Board of Directors has passed a resolution fixing the total number of Directors at twelve (12).

       The Board of Directors of the Company serves as the Board of Directors of its subsidiary, The Conway National Bank. The Company's Board of Directors meets as is necessary and the Bank's Board of Directors meets on a monthly basis.

       The Board of Directors of the Bank has an Executive Committee that meets when necessary between scheduled meetings of the Board of Directors. The Executive Committee recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; reviews employee salaries; considers any director nominee submitted by the shareholders; and addresses any other business as is necessary which does not come under the authority of other committees on the Board of Directors. The Executive Committee will consider any nominee to the Board of Directors submitted by the shareholders, provided shareholders intending to nominate director candidates for election deliver written notice thereof to the Secretary of the Company not later than (i) with respect to at election to be held at an Annual Meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. The Bylaws further provide that the notice shall set forth certain information concerning such shareholder and his nominee(s), including their names and addresses, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or understandings between the shareholder and each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder and the consent of each nominee to serve as Director of the Company if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures. The members of the Executive Committee are Charles C. Cutts, Willis J. Duncan, W. Jennings Duncan, and Dr. R. C. Smith.

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are Charles C. Cutts, John Monroe J. Holliday, John K. Massey,

Howard B. Smith, III, and  Dr.  R. C. Smith.   The  members  of  the Loan
Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are
James W. Barnette, Jr., G. Heyward Goldfinch, and  John  K.  Massey.   The
members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

       The function of the Audit Committee is to ensure that adequate accounting procedures are in existence and functioning in a manner adequate to safeguard the assets of the Bank. The Audit Committee also monitors
internal and external audit activities.   The function of the Loan Committee
is to review and approve new loans and monitor the performance and quality of existing loans, as well as to ensure that sound policies and procedures exist in the Bank's lending operations.

       During 1994, the Company's Board of Directors met four (4) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met ten (10) times; the Audit Committee met ten (10) times; the Loan Committee met twelve (12) times; the Building Committee met seven (7) times; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director, and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
                                   Position(s) Currently
         Name              Age       With The Company

    Willis J. Duncan       67    Chairman of the Board (1)

    W. Jennings Duncan     39    President and Director (1)

    Robert P. Hucks        49    Executive Vice President and Director (1)

    Verta Lee Chestnut     56    Secretary

    Paul R. Dusenbury      36    Treasurer  (1)
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)

_________________
(1) Executive Officer

       All executive officers and other officers serve at the pleasure of the Board of Directors of the Company. Each executive officer and other officer of the Company has been an officer of the Company and/or the Bank for five (5) years.

       ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


       The Company pays no remuneration to its Directors and Executive Officers. All remuneration for services rendered are paid by the Company's subsidiary, The Conway National Bank, Conway, South Carolina ("the Bank").

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1994, all executive officer compensation levels were below the midpoint as established by the JESAP process.

Summary Compensation Table


                        Annual Compensation             Long-Term
                                                       Compensation
                                                  Awards         Payouts
                                                           Stock   Long-Term
                                         Other  Restricted Options Incentive
Name and                  ($)    ($)   Annual(1)   Stock($)  /SAR'S  Payout  All Other(2)
Principal Position Year Salary  Bonus Compensation Awards   (#)      ($)   Compensation

W. Jennings Duncan 1994 101,256  944      2,072       0       0       0        7,594
President and      1993  94,620  699      1,397       0       0       0        7,097
Director of Bank   1992  87,600  699      2,672       0       0       0        5,694

(1)  Cash value of personal use of automobile furnished by the Bank.
(2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1994, 1993 and 1992, $295,000, $273,000 and $218,000,
respectively, was charged to operations under the plan.

        The  Board  of   Directors   of  the  Bank  have  designed and
implemented a non-qualified Executive Supplemental Income (ESI) Plan for Willis J. Duncan, W. Jennings Duncan, Robert P. Hucks, and Paul R. Dusenbury. Under the provisions of the ESI Plan, the Bank and the
participating  employees   will   execute  agreements  providing   each
employee  (or  his  beneficiary, if applicable) with  a  pre-retirement
death  benefit and a post-retirement annuity benefit.   The ESI Plan is
designed  to  provide participating  employees  with   a pre-retirement
benefit based on a percentage of the employee's current compensation. The ESI agreement's post-retirement benefit is designed to supplement a participating employee's retirement benefits from Social Security in order to provide the employee with a certain percentage of his final average income at retirement age. While the employee is receiving benefits under the
ESI Agreement, the agreement  will  prohibit  the employee  from   competing
with  the   Bank  and  will  require  the  participating  employee  to  be available for consulting work for the Bank. The ESI Agreement may be amended or revoked at any time prior to the participating employee's death or retirement,  but only with the  mutual written  consent  of  the
covered employee  and  the  Bank.  The   ESI Agreements require  that the
participating employee be employed at the Bank at the earlier of death or retirement to be eligible to receive, or have his beneficiary receive, benefits under the agreement. The ESI Plan is an unfunded plan, although the Bank has the right to acquire investments to informally and indirectly provide funding for the benefits payable under the plan.


Performance Graphs

The performance graph shall be submitted in paper form under cover of Form SE as provided in Rule 304(d) of Regulation S-T.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     No Compensation Committee interlocks exist. The members of the Executive Committee of the Board, which serves as the Compensation Committee, are Charles C. Cutts (outside Director), Willis J. Duncan (Chairman of the Board and inside Director), W. Jennings Duncan (President and inside Director), and Dr. R.C. Smith (outside Director). Membership of the "JESAP" committee consists of six Bank officers.

Director Compensation

     Directors who are not Bank officers receive $250 for each monthly meeting of the Board of Directors and an additional $100 for each committee meeting attended.

                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1994, all Section 16(a) filing requirements applicable to its officers, directors and 10 percent shareholders were complied with.

                        ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of December 31, 1994 certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder who is not an officer or director of the Company is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

Willis J. Duncan                   31,468                     6.6%
1400 Third Avenue
Conway, South Carolina  29526

All Officers and Directors as a Group

(44 persons)  (2)                 143,272                    30.0%
_________________

(1) For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -- Directors".

(2) Includes 29 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.




                              ITEM 13. CERTAIN TRANSACTIONS

     Directors, principal shareholders, and Executive Officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features.

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1994 and 1993 Consolidated Statements of Income - Years ended December 31, 1994,
  1993, and 1992
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1994, 1993, and 1992
Consolidated Statements of Cash Flows - Years Ended December 31,
  1994, 1993, and 1992
Notes to Consolidated Financial Statements

                    FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the financial statements or in the notes thereto or the required subject matter is not applicable.

                             EXHIBITS

See Exhibit Index appearing below.

(b) Reports on Form 8-K- No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          EXHIBIT INDEX

Exhibit
Number

  3 Articles of Incorporation - A copy of the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) which was filed with a Form 10-K Annual Report dated March 28, 1986

         By-laws of the Company - A copy of the By-laws of the Company is incorporated herein by reference to Exhibit 3(b) which was filed with a Form 10-K Annual Report dated March 28, 1986.

 22 Subsidiaries of the Registrant - A copy of the subsidi-aries of the registrant is incorporated herein by refer-ence to Exhibit 22 which was filed with a Form 10-K Annual Report dated March 28, 1986.

 27      Financial Data Schedule - Article 9 Financial Data
         Schedule for 10-k for electronic filers (pages 62 and 63).

All other exhibits, the filing of which are required with this Form, are not applicable.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
  PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
      REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

In addition to the Form 10-K Annual Report and related exhibits, the registrant has included the annual report to security holders covering the registrant's last fiscal year and the proxy statement, form of proxy and proxy soliciting material sent to the registrant's security holders with respect to the annual meeting. Such material is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Act and is not incorporated into the Form 10-K Annual Report by reference.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         CNB Corporation

                                   W. Jennings Duncan, President

Pursuant  to  the  requirements  of  the Securities Exchange Act of
1934, this report has  been  signed   below  by  the  following
persons on behalf of the registrant and in their capacities on March
17, 1995.

      Signature                                  Capacity

Willis J. Duncan                      Chairman of the Board


W. Jennings Duncan                    President and Director


Robert P. Hucks                       Executive Vice President and
                                      Director

Verta Lee Chestnut                    Secretary


Paul R. Dusenbury                     Treasurer
                                      (Chief Financial Officer
                                       and Chief Accounting Officer)

Charles C. Cutts                      Director


G. Heyward Goldfinch                  Director


John K. Massey                        Director


Howard B. Smith, III                  Director