Form 10-Q
period 1995-03-31
CNB CORP /SC/
filed 1995-05-12
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1995

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended March 31, 1995    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 1995 was 478,080.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1995,               1
           December 31, 1994 and March 31, 1994

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 1995 and 1994

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Three Months Ended March 31, 1995
           and 1994

           Consolidated Statement of Cash Flows for the Three Months       4
           Ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-19
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               19


SIGNATURE                                                                 20

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                          1995         1994          1994
ASSETS:
    Cash and due from banks              $ 11,113    $   14,552     $ 11,756
    Interest bearing deposits with banks        0             0            0
    Investment Securities                  82,486        83,094       74,863
      (Fair values of $80,881 at
       March 31, 1995, $79,429 at
       December 31, 1994, and $74,991
       at March 31, 1994)
    Securities Available for Sale          39,898        43,635       49,392
      (Amortized cost of $40,106 at
       March 31, 1995, $44,615 at
       December31, 1994, and $49,060
       at March 31, 1994)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           10,900         3,125      14,875
    Loans:
       Gross Loans                        150,041       145,594     137,526
       Less unearned income                (1,164)       (1,231)     (1,255)
         Loans, net of unearned income    148,877       144,363     136,271
       Less reserve for possible
          loan losses                      (2,310)       (2,220)     (2,124)
         Net loans                        146,567       142,143     134,147
    Bank premises and equipment             5,663         5,310       5,000
    Other assets                            5,414         5,261       5,414
       Total assets                       302,041       297,120     295,748

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Deposits:
       Non-interest bearing                42,070        40,986      35,804
       Interest-bearing                   188,277       193,207     186,403
         Total deposits                   230,347       234,193     222,207
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       38,681        29,236      41,536
    Other short-term borrowings               767         2,494       1,867
    Obligations under mortgages and
       capital leases                          15            18          25
    Other liabilities                       1,911         2,302       2,128
    Minority interest in subsidiary            21            20          20
         Total liabilities                271,742       268,263     267,783
    Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093, 479,093 and
       399,353 shares                       4,791         4,791       3,994
       Surplus                             15,662        15,659      11,345
       Undivided Profits                   10,036         9,107      12,578
       Net Unrealized Holding                (125)         (588)        199
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                (65)         (112)       (151)
            Total stockholders' equity     30,299        28,857      27,965
            Total liabilities
             and stockholders' equity     302,041       297,120     295,748

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            1995        1994
Interest Income:
  Interest and fees on loans                              $  3,470  $  2,776
  Interest on investment securities:
    Taxable investment securities                            1,642     1,497
    Tax-exempt investment securities                           230       256
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                         99       141
      Total interest income                                  5,441     4,670

Interest Expense:
  Interest on deposits                                       1,850     1,450
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         423       308
  Interest on other short-term borrowings                       23        10
  Interest on obligation under mortgages and
    capital leases                                               0         1
      Total interest expense                                 2,296     1,769
Net interest income                                          3,145     2,901
Provision for possible loan losses                              65        20
Net interest income after provision for possible
  loan losses                                                3,080     2,881
Other income:
  Service charges on deposit accounts                          447       469
  Gains/(Losses) on securities                                  26         0
  Other operating income                                       146       173
      Total other income                                       619       642
Other expenses:
  Minority interest in income of subsidiary                      1         1
  Salaries and employee benefits                             1,342     1,276
  Occupancy expense                                            366       352
  Other operating expenses                                     647       586
      Total operating expenses                               2,356     2,215
Income before income taxes                                   1,343     1,308
  Income tax provision                                         414       407
Net Income                                                     929       901

  Per share data (1):
  Net income per weighted average shares outstanding      $   1.94  $   1.89

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  63.38  $  58.66

  Weighted average number of shares outstanding            477,953   476,512

  Actual number of shares outstanding                      478,080   476,735

(1) Adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994.

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Three Months Ended
                                                            March 31,

                                                      1995         1994
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        3,994
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        3,994



Surplus:
Balance, January 1                                  15,659       11,338
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                           3            7
Balance at end of period                            15,662       11,345



Undivided profits:
Balance, January 1                                   9,107       11,678
Net Income                                             929          901
Cash dividends declared                               None         None
Balance at end of period                            10,036       12,578



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                    (588)           0
 Change in net unrealized gains/(Losses)               463          199
Balance at end of period                              (125)         199



Treasury stock:
Balance, January 1                                    (112)        (190)
Purchase of treasury stock                             (17)           0
Reissue of treasury stock                               64           39
Balance at end of period                               (65)        (151)



Total stockholders' equity                          30,299       27,965

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the three-month period ended March 31,
                                                      1995        1994
OPERATING ACTIVITIES
  Net income                                        $   929     $   901
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        151         134
    Provision for loan losses                            65          20
    Provision for deferred income taxes                 306         167
    Loss (gain) on sale of investment
     securities                                          26           0
    (Increase) decrease in accrued interest
     receivable                                        (116)       (195)
    (Increase) decrease in other assets                (232)       (632)
    (Decrease) increase in other liabilities            193        (167)
    Increase in minority interest in
     subsidiary                                           1           1

        Net cash provided by operating
          activities                                  1,323         229

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 3,117           0
  Proceeds from maturities of investment
   securities held to maturity                          500         450
  Proceeds from maturities of investment
   securities available for sale                      1,500       6,215
  Purchase of investment securities held to
   maturity                                               0      (3,920)
  Purchase of investment securities
   available for sale                                     0     (10,500)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold          (7,775)       (475)
  (Increase) decrease in loans                       (4,514)     (4,537)
  Premises and equipment expenditures                  (504)       (117)

        Net cash provided by (used for)
          investing activities                       (7,676)    (12,884)

FINANCING ACTIVITIES
  Dividends paid                                       (955)       (794)
  Increase (Decrease) in deposits                    (3,846)      2,905
  (Decrease) increase in securities sold
    under repurchase agreement                        9,445       9,717
  (Decrease) increase in other
    short-term borrowings                            (1,727)       (625)
  Increase (decrease)in obligation under
   mortgages and capital leases                          (3)         (2)

        Net cash provided by (used for)
          financing activities                        2,914      11,201

        Net increase (decrease) in cash
          and due from banks                         (3,439)     (1,454)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,552      13,210

CASH AND DUE FROM BANKS, MARCH 31, 1995 AND 1994    $11,113     $11,756

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 2,334     $ 1,915
  Income taxes                                      $    64     $    99

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994, 477,953 for the three-month period ended March 31, 1995 and 476,512 for the three-month period ended March 31, 1994.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 1995 and for the years ended December 31, 1994 and 1992 were approximately $3,732, $3,988, and $3,592, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $59,898 at March 31, 1995 and $50,615 at December 31, 1994 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1995 and at December 31, 1994.

                                            March 31, 1995
                             Book       Unrealized Holding   Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 5,988  $   20      $   13      $ 5,995      6.61%
   One to five years        27,341     100         316       27,125      6.26
                            33,329     120         329       33,120      6.32
  Federal agencies
   Within one year           2,501      11           0        2,512      7.43
   One to five years         2,500       9           0        2,509      6.62
   After ten years           1,032       0          33          999      5.48
                             6,033      20          33        6,020      6.77
  State, county and
  municipal
   Within one year             302       7           0          309     12.45
   One to five years           326       7           0          333      7.85
                               628      14           0          642     10.05
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $40,106  $  154      $  362      $39,898      6.43%

HELD TO MATURITY
  United States Treasury
   Within one year           3,064       0          29        3,035      5.19%
   One to five years        55,509      43       1,600       53,952      5.45
                            58,573      43       1,629       56,987      5.44
  Federal agencies
   Within one year           2,004      25           0        2,029      7.90%
   One to five years         6,987      49         222        6,814      6.20
                             8,991      74         222        8,843      6.58
  State, county and
  municipal
   Within one year           2,704      30           2        2,732     11.00%
   One to five years         6,279     188          36        6,431      9.14
   Six to ten years          5,939     131         182        5,888      7.55
                            14,922     349         220       15,051      8.84
   Total held to maturity  $82,486  $  466      $2,071      $80,881      6.18%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended March 31, 1995, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(125) as of March 31, 1995.

                                                     1994
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $ 4,985    $    -   $     9     $ 4,976      6.93%
   One to five years         31,304         -       944      30,360      6.34
                             36,289         -       953      35,336      6.42
  Federal agencies
   Within one year            4,006        11         2       4,015      7.31
   One to five years          2,523        12         2       2,533      6.62
    After ten years           1,051         -        60         991      5.26
                              7,580        23        64       7,539      6.80
  State, county and
  municipal
   Within one year              303         7         -         310     12.45
   One to five years            326         7         -         333      7.85
                                629        14         -         643     10.05

  Total available for sale  $44,498    $   37   $ 1,017     $43,518      6.53%

HELD TO MATURITY
  United States Treasury
   One to five years         58,668         6     3,131      55,543      5.46

  Federal agencies
   Six to ten years           8,995        12       359       8,648      6.65%


  State, county and
  municipal
   Within one year            2,932        39         1       2,970     11.64
   One to five years          5,611       101        54       5,658      9.10
   Six to ten years           6,888        66       344       6,610      7.73
                             15,431       206       399      15,238      8.97
   Total held to maturity   $83,094    $  224   $ 3,889     $79,429      6.25%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended December 31, 1994, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(588) as of December 31, 1994.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 1995 and December 31, 1994 by major classification:

                                           March 31,           December 31,
                                             1995                  1994
Real estate loans - mortgage              $   95,271            $  89,728
                  - construction               4,905                6,328
Commercial and industrial loans               21,118               17,472
Loans to individuals for household,
  family and other consumer expenditures      27,091               30,700
Agriculture                                    1,390                1,180
All other loans, including overdrafts            266                  186
     Gross loans                             150,041              145,594
       Less unearned income                   (1,164)              (1,231)
       Less reserve for loan losses           (2,310)              (2,220)
         Net loans                           146,567              142,143

     Changes in the reserve for loan losses for the quarter ended March 31, 1995 and 1994 and the year ended December 31, 1994 are summarized as follows:

                                                Quarter Ended
                                                   March 31,    December 31,
                                             1995        1994     1994

Balance, beginning of period                 $ 2,220  $ 2,170     $ 2,170
Charge-offs:
   Commercial, financial, and agricultural        55       30         122
   Real Estate - construction and mortgage         3       42          57
   Loans to individuals                           53       41         277
       Total charge-offs                     $   111  $   113     $   456
Recoveries:
   Commercial, financial, and agricultural   $   104  $     4     $    58
   Real Estate - construction and mortgage         4        8          35
   Loans to individuals                           28       35         118
       Total recoveries                      $   136  $    47     $   211
Net charge-offs/(recoveries)                 $   (25) $    66     $   245
Additions charge to operations               $    65  $    20     $   295
Balance, end of period                       $ 2,310  $ 2,124     $ 2,220


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                          -        .05%        .17%

The entire balance is available to absorb future loan losses.

At March 31, 1995 and December 31, 1994 loans on which no interest was being accrued totalled approximately $1,073 and $1,062, respectively and foreclosed real estate totalled $0 and $0, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 1995 and December 31, 1994 is summarized as follows:

                                     March 31,         December 31,
                                       1995                1994

Land and buildings                   $  6,014           $  6,250
Furniture, fixtures and equipment       4,844              4,653
Construction in progress                  879                316
                                     $ 11,737           $ 11,219

Less accumulated depreciation and
   amortization                         6,074              5,909
                                     $  5,663           $  5,310

     Depreciation and amortization of bank premises and equipment charged to operating expense was $151 for the quarter ended March 31, 1995 and $623 for the year ended December 31, 1994.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 1995 and December 31, 1994, certificates of deposit of $100,000 or more included in time deposits totaled approximately $20,343 and $21,008 respectively. Interest expense on these deposits was approximately $241 for the quarter ended March 31, 1995 and $750 for the year ended December 31, 1994.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 1995 and December 31, 1994, securities sold under repurchase agreements totaled approximately $38,681 and $29,236. U.S. Government securities with a book value of $41,842 ($40,894 market value) and $35,875 ($34,249 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 5.22 percent and 4.29 percent at March 31, 1995 and December 31, 1994.

NOTE 8 - LINES OF CREDIT

     At March 31, 1995, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,821 at March 31, 1995. The amount outstanding under the note totaled $767 and $2,494 at March 31, 1995 and December 31, 1994, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 1995 and March 31, 1994 on pretax income of $1,343 and $1,308 totalled $414 and $407
respectively.    The provision for federal income taxes is calculated by
applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 1995.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 1995, commitments to extend credit totalled $13,473; financial standby letters of credit totalled $850; and performance standby letters of credit totalled $1,143. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     As of March 31, 1995, the Bank has entered into a contract for the construction of a new branch office for $1,686,000. Construction of the branch is expected to be completed by June, 1995. Total cost of the project is expected to be $2.4 million.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 1995 and years ended December 31, 1994, 1993 and 1992, $76, $295, $273, and $218, respectively, was charged to operations under the plan.

NOTE 12 - REGULATORY RESTRICTIONS

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 1995:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.5%

    Tier I Risk-based Capital           4.0%                18.7%

    Total Risk-based Capital            8.0%                20.0%

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 1995
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,437
   Investment in subsidiary                                        28,580
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 30,299

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            30,299
                                                                 $ 30,299

                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 1995
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $    945
OTHER INCOME                                                            2
OTHER EXPENSES                                                        (18)
   Net Income                                                    $    929

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity,and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 9.3% from $136,271 at March 31, 1994 to $148,877 at March 31, 1995
and have increased as a percentage of total assets from 46.1% to 49.3% over the same period as loan demand has strengthened in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 47.0% at March 31, 1994 to 44.1% at March 31, 1995. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 12.1% at March 31, 1994 to 13.9% at March 31, 1995. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the decline in the percentage of demand deposits to continue over the long-term. Interest-bearing deposits have decreased from 63.0% of total assets at March 31, 1994 to 62.3% at March 31, 1995 while securities sold under agreement to repurchase have decreased from 14.1% to 12.8% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 1995 and 1994:

                                                            March 31,
Assets:                                              1995              1994
  Earning assets:
   Loans, net of unearned income                     49.3%            46.1%
   Investment securities                             27.3             25.3
   Securities Available for Sale                     13.2             16.7
   Federal funds sold and securities purchased
     under agreement to resell                        3.6              5.0
   Other earning assets                                -                -
      Total earning assets                           93.4             93.1
   Other assets                                       6.6              6.9
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         62.3%            63.0%
   Federal funds purchased and securities sold
    under agreement to repurchase                    12.8             14.1
   Other short-term borrowings                         .3               .6
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            75.4             77.6
         Noninterest-bearing deposits                13.9             12.1
   Other liabilities                                   .7               .7
   Stockholders' equity                              10.0              9.5
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 1995 and 1994 of $929 and $901, respectively, resulting in a return on average assets of 1.24% and 1.22% and a return on average stockholders' equity of 12.64% and 13.02%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $6,293 or 2.1% from $295,748 at March 31, 1994 to $302,041 at March 31, 1995. The following table sets forth the financial highlights for the three-month periods ending March 31, 1995 and March 31, 1994:


                            CNB Corporation
                    CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                    Three-Month Period Ended March 31,

                                                                 Percent
                                                                 Increase
                                               1995      1994   (Decrease)
Net interest income after provision for
    loan losses                               3,080     2,881        6.9%
Income before income taxes                    1,343     1,308        2.7
Net Income                                      929       901        3.1
Per Share (1)                                  1.94      1.89        2.6
Cash dividends declared                           0         0          0
   Per Share (1)                                  0         0          0

Total assets                                302,041   295,748        2.1%
Total deposits                              230,347   222,207        3.7
Loans, net of unearned income               148,877   136,271        9.3
Investment securities                       122,384   124,255       (1.5)
Stockholders' equity                         30,299    27,965        8.3
    Book value per share (1)                  63.38     58.66        8.0

Ratios (2):
Annualized return on average total assets      1.24%     1.22%       1.6%
Annualized return on average stockholders'
  equity                                      12.64%    13.02%      (2.9)%

(1) Adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994.

(2) For the three-month period ended March 31, 1995 and March 31, 1994, average total assets amounted to $298,990 and $295,702 with average stockholders' equity totaling $29,389 and $27,679, respectively.

NET INCOME

Net Interest Income - Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and securities, and interest paid on deposits and borrowed funds. Net interest income is effected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1995 and 1994. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 1995 and 1994 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 7.6% increase from $3,033 for the three-month period ended March 31, 1994 to $3,263 for the three-month period ended March 31, 1995. During the same period, total fully-tax-equivalent interest income increased by 15.8% from $4,802 to $5,559 and total interest expense increased by 29.8% from $1,769 to $2,296. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .26% from 4.42% for the three-month period ended March 31, 1994 to 4.68% for the three-month period ended March 31, 1995.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 3/31/95     Three Months Ended 3/31/94
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $146,821    $ 3,470     9.45%    $134,517  $ 2,776    8.25%
     Securities:
     Taxable                         110,050      1,642     5.97      104,911    1,497    5.71
     Tax-exempt                       15,479        348     8.99       16,352      388    9.49
   Federal funds sold and
     securities purchased under
     agreement to resell               6,806         99     5.82       18,414      141    3.06
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           279,156      5,559     7.97      274,194    4,802    7.00
    Other assets                      19,834                           21,508
      Total assets                  $298,990                         $295,702

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $191,322      1,850     3.87     $185,127  $ 1,450    3.13
   Federal funds purchased and
    securities sold under
    agreement to repurchase           35,071        423     4.82       40,558      308    3.04
   Other short-term borrowings         1,647         23     5.59        1,288       10    3.11
   Obligations under mortgages
     and capitalized leases               17          0     8.00           25        1    8.00
       Total interest-bearing
         liabilities                $228,057    $ 2,296     4.03     $226,998  $ 1,769    3.12
   Noninterest-bearing deposits       39,938                           36,355
   Other liabilities                   1,606                            4,670
   Stockholders' equity               29,389                           27,679
         Total liabilities and
           stockholders' equity     $298,990                         $295,702
   Net interest income as a percent
     of total earning assets        $279,156    $ 3,263     4.68     $274,194  $ 3,033    4.42

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   118                        $   132

Ratios:
Annualized return on average total assets                   1.24                          1.22
Annualized return on average stockholders' equity          12.64                         13.02
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.83                          9.36
  Average total deposits                                   12.71                         12.50
  Average loans, net of unearned income                    20.02                         20.58
Average earning assets as a percent of
average total assets                                       93.37                         92.73

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 1995 and 1994
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1995     1994    1995 (1)    1994 (1)    1995 (1)     1994 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   146,821   134,517     9.45%       8.25%     3,470       2,776         694      403      254    37
Investment securities:
 Taxable                      110,050   104,911     5.97%       5.71%     1,642       1,497         145       68       73     4
 Tax-exempt                    15,479    16,352     8.99%       9.49%       348         388         (40)     (20)     (20)    -
Federal funds sold and
 securities purchased under
 agreement to resell            6,806    18,414     5.82%       3.06%        99         141         (42)     127      (89)  (80)
Other earning assets                0         0      -           -            0           0           0        -        -     -

Total Earning Assets          279,156   274,194     7.97%       7.00%     5,559       4,802         757      578      218   (39)

Interest-bearing Liabilities:

Interest-bearing deposits     191,322   185,127     3.87%       3.13%     1,850       1,450         400      342       48    10
Federal funds purchased and
 securities sold under
 agreement to repurchase       35,071    40,558     4.82%       3.04%       423         308         115      180      (41)  (24)
Other short-term borrowings     1,647     1,288     5.59%       3.11%        23          10          13        8        3     2
Mortgage indebtedness and
 obligations under capital-
 ized leases                       17        25     8.00%       8.00%         0           1          (1)       -       (1)    -

Total Interest-bearing
 Liabilities                  228,057   226,998     4.03%       3.12%     2,296       1,769         527      530        9   (12)
Interest-free Funds
 Supporting Earning Assets     51,099    47,196

Total Funds Supporting

Earning Assets                279,156   274,194     3.29%       2.58%     2,296       1,769         527      530        9   (12)

Interest Rate Spread                                3.94%       3.88%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .74%        .54%

Net Yield on Earning Assets                         4.68%       4.42%     3,263       3,033

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified in the portfolio.

The provision for possible loan losses was $65 for the three-month period ended March 31, 1995 and $20 for the three-month period ended March 31,
1994.   Net loan charge-offs totaled $(25)  for the three-month period ended
March 31, 1995 and $66 for the same period in 1994.

The reserve for possible loan losses as a percentage of net loans was 1.58% at March 31, 1995 and 1.58% at March 31, 1994. The increased provision during the three-month period ended March 31, 1995 is due to strong loan growth expectations.

Securities Transactions - The bank did not recognize a gain or a loss on security transactions for the three-month period ended March 31, 1994 but recognized a $26 gain during the first quarter of 1995. Management sold approximately $3 million in treasury bonds to fund loan growth and to adjust the Bank's interest rate sensitivity position. At March 31, 1995, December 31, 1994, and March 31, 1994 market value appreciation/(depreciation) in the investment portfolio totaled $(1,813), $(4,645), and $460, respectively. As indicated, market value was sharply reduced due to rising market interest rates but has recovered somewhat in 1995.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 7.6% from $642 for the three-month period ended March 31, 1994 to $593 for the three-month period ended March 31, 1995 primarily due to flat deposit-related service charge rates, an increase in the earnings allowance rate used to offset service charges on commercial accounts, and lower merchant discount income.

Other Expenses - Other expenses increased by 6.4% from $2,215 for the three-month period ended March 31, 1994 to $2,356 for the three-month period
ended March 31, 1995.   The major components of other expenses are salaries
and employee benefits which increased 5.2% from $1,276 to $1,342; occupancy expense which increased 4.0% from $352 to $366; and other operating expenses which increased by 10.4% from $586 to $647. The increase in the three-month period ended March 31, 1995 other operating expense is attributed to an increase in the cost of providing credit card and merchant discount services.

Income Taxes - Provisions for income taxes increased 1.7% from $407 for the three-month period ended March 31, 1994 to $414 for the three-month period ended March 31, 1995. Income before income taxes less interest of tax-exempt investment securities increased by 5.8% from $1,052 for the three-month period ended March 31, 1994 to $1,113 for the same period in 1995. State tax liability increased as income before income taxes increased 2.7% from $1,308 to $1,343 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis, to borrow funds from the Federal Reserve System. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $30,299, $28,857, $26,820, and $23,443 at
March 31, 1995, December 31, 1994, December 31, 1993, and December 31, 1992, representing 10.03%, 9.71%, 9.46%, and 9.12% of total assets, respectively. At March 31, 1995, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATION RESTRICTIONS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF REGULATORY ACTION

The management of the Company and the Bank is not aware of any current recommendations by the regulatory authorities which, if they were to be
implemented,  would   have  a  material effect on liquidity, capital
resources, or operations.

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

EFFECTS OF PLANNED EXPANSION

During the third quarter of 1994, the Bank requested and received approval to build a ninth banking office on 21st Avenue North in Myrtle Beach, South Carolina. This office will be approximately 12,000 square feet with long-term expansion capabilities of up to 18,000 square feet. Serving as a regional office in the Myrtle Beach market, the cost to build and equip the office at approximately $2.4 million is considerably higher than our other branch offices. Depreciation, staffing, and additional overhead costs will impact earnings over the short term. But, as the office develops, additional revenue streams should offset costs and provide an adequate return on investment. Construction began in November, 1994 and should be completed in June, 1995.



                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.


                               EXHIBIT INDEX

Exhibit
Number

  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 21 and 22).


All other exhibits, the filing of which are required with this Form, are not applicable.

CNB Corporation




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CNB Corporation
                                     (Registrant)




                                     Paul R. Dusenbury
                                   _________________________________________
                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)



Date:  May 11, 1995