Form 10-Q
period 1995-06-30
CNB CORP /SC/
filed 1995-08-09
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1995

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended June 30, 1995    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 1995 was 478,197.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 1995,                1
           December 31, 1994 and June 30, 1994

           Consolidated Statement of Income for the Three Months           2
           and Six Months Ended June 30, 1995 and 1994

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Six Months Ended June 30, 1995
           and 1994

           Consolidated Statement of Cash Flows for the Six Months         4
           Ended June 30, 1995 and 1994

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

Item 4.    Submission of Matters to a Vote of Security Holders            22


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         June 30,  December 31,  June 30,
                                          1995        1994         1994
ASSETS:
    Cash and due from banks              $ 12,428   $ 14,552   $  10,518
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  82,034     83,094      79,537
      (Fair values of $82,145 at
       June 30, 1995, $79,429 at
       December 31, 1994, and $78,236
       at June 30, 1994)
    Securities Available for Sale          43,019     43,635      42,319
      (Amortized cost of $42,561 at
       June 30, 1995, $44,615 at
       December 31, 1994, and $42,466
       at June 30, 1994)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           24,625      3,125      11,250
    Loans:
       Gross Loans                        152,531    145,594     143,793
       Less unearned income                (1,143)    (1,231)     (1,214)
         Loans, net of unearned income    151,388    144,363     142,579
       Less reserve for possible
          loan losses                      (2,327)    (2,220)     (2,149)
       Net loans                          149,061    142,143     140,430
    Bank premises and equipment             6,482      5,310       5,440
    Other assets                            5,559      5,261       5,186
    Total assets                          323,208    297,120     294,680
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                49,697     40,986      40,757
    Interest-bearing                      190,190    193,207     187,713
      Total deposits                      239,887    234,193     228,470
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       47,707     29,236      34,507
    Other short-term borrowings             1,904      2,494       1,665
 Obligations under mortgages and
       capital leases                          16         18          23
    Other liabilities                       2,129      2,302       1,704
    Minority interest in subsidiary            22         20          20
      Total liabilities                   291,665    268,263     266,389
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093, 479,093 and
       399,353 shares                       4,791      4,791       3,994
       Surplus                             15,663     15,659      11,347
       Undivided Profits                   10,874      9,107      13,525
       Net Unrealized Holding                 274       (588)        (89)
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                (59)      (112)       (486)
            Total stockholders' equity     31,543     28,857      28,291
         Total liabilities
             and stockholders' equity     323,208    297,120     294,680

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Six Months Ended
                                                      June 30,            June 30,
                                                 1995          1994  1995          1994
Interest Income:
  Interest and fees on loans                     $  3,642   $ 3,009  $  7,112  $  5,785
  Interest on investment securities:
    Taxable investment securities                   1,590     1,586     3,232     3,083
    Tax-exempt investment securities                  220       248       450       504
    Other securities                                    3         3         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               239        94       338       235
      Total interest income                         5,694     4,940    11,135     9,610
Interest Expense:
  Interest on deposits                              1,969     1,498     3,819     2,948
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        559       301       982       609
  Interest on other short-term borrowings              14        10        37        20
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         1

      Total interest expense                        2,542     1,809     4,838     3,578
Net interest income                                 3,152     3,131     6,297     6,032
Provision for possible loan losses                     15        80        80       100

Net interest income after provision for
  possible loan losses                              3,137     3,051     6,217     5,932
Other income:
  Service charges on deposit accounts                 453       489       900       958
  Gains/(Losses) on securities                          0       (25)       26       (25)
  Other operating income                              212       241       358       414
      Total other income                              665       705     1,284     1,347

Other expenses:
  Minority interest in income of subsidiary             0         0         1         1
  Salaries and employee benefits                    1,442     1,314     2,764     2,590
  Occupancy expense                                   371       337       737       689
  Other operating expenses                            757       675     1,404     1,261
      Total operating expenses                      2,550     2,326     4,906     4,541
Income before income taxes                          1,252     1,430     2,595     2,738
  Income tax provision                                415       484       829       891
Net Income                                            837       946     1,766     1,847

  Per share data (1):
  Net income per weighted average shares
    outstanding                                  $   1.75  $   1.99  $   3.69  $   3.88
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  65.96  $  60.00  $  65.96  $  60.00
  Weighted average number of shares outstanding   478,045   476,496   478,045   476,496

  Actual number of shares outstanding             478,197   471,500   478,197   471,500

(1) Adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994.

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                          June 30,

                                                      1995         1994
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        3,994
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        3,994



Surplus:
Balance, January 1                                  15,659       11,338
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                           4            9
Balance at end of period                            15,663       11,347



Undivided profits:
Balance, January 1                                   9,107       11,678
Net Income                                           1,766        1,847
Cash dividends declared                               None         None
Balance at end of period                            10,874       13,525



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                    (588)           0
Change in net unrealized gains/(Losses)                862          (89)
Balance at end of period                               274          (89)



Treasury stock:
Balance, January 1                                    (112)        (190)
Purchase of treasury stock                             (26)        (376)
Reissue of treasury stock                               79           80
Balance at end of period                               (59)        (486)



Total stockholders' equity                          31,543       28,291

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the six-month period ended June 30,
                                                      1995        1994
OPERATING ACTIVITIES
  Net income                                        $ 1,766     $ 1,847
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        320         258
    Provision for loan losses                            80         100
    Provision for deferred income taxes                 573         (25)
    Loss (gain) on sale of investment
     securities                                          26         (25)
    (Increase) decrease in accrued interest
     receivable                                        (404)       (295)
    (Increase) decrease in other assets                 (89)         (3)
    (Decrease) increase in other liabilities           (112)       (875)
    Increase in minority interest in
     subsidiary                                           2           1

        Net cash provided by operating
          activities                                  2,162         983

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 3,117       8,000
  Proceeds from maturities of investment
   securities held to maturity                          845       1,365
  Proceeds from maturities of investment
   securities available for sale                      2,000       9,525
  Purchase of investment securities held to
   maturity                                               0      (6,920)
  Purchase of investment securities
   available for sale                                (2,849)    (17,500)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (21,500)      3,150
  (Increase) decrease in loans                       (7,025)    (10,845)
  Premises and equipment expenditures                (1,492)       (681)

        Net cash provided by (used for)
          investing activities                      (26,904)    (13,906)

FINANCING ACTIVITIES
  Dividends paid                                       (955)       (794)
  Increase (Decrease) in deposits                     5,694       9,168
  (Decrease) increase in securities sold
    under repurchase agreement                       18,471       2,688
  (Decrease) increase in other
    short-term borrowings                              (590)       (827)
  Increase (decrease)in obligation under
   mortgages and capital leases                          (2)         (4)

        Net cash provided by (used for)
          financing activities                       22,618      10,231

        Net increase (decrease) in cash
          and due from banks                         (2,124)     (2,692)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,552      13,210

CASH AND DUE FROM BANKS, JUNE 30, 1995 AND 1994     $12,428     $10,518

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 4,672     $ 3,742
  Income taxes                                      $   753     $   808

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994, 478,045 for the six-month period ended June 30, 1995 and 476,496 for the six-month period ended June 30, 1994.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 1995 and for the years ended December 31, 1994 and 1993 were approximately $4,246, $3,988, and $3,592, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $70,387 at June 30, 1995 and $50,615 at December 31, 1994 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 1995 and at December 31, 1994.

                                            June 30, 1995
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 5,990  $   22      $    5      $ 6,007      6.61%
   One to five years        29,353     525         101       29,777      6.26
                            35,343     547         106       35,784      6.32
  Federal agencies
   Within one year           2,471      17           0        2,488      7.38
   One to five years         3,001       0           2        2,999      6.25
   After ten years           1,003       1          20          984      6.16
                             6,475      18          22        6,471      6.67
  State, county and
  municipal
   Within one year             301       4           0          305     12.45
   One to five years           326      17           0          343      7.85
                               627      21           0          648     10.05
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $42,561  $  586      $  128      $43,019      6.42%

HELD TO MATURITY
  United States Treasury
   Within one year          10,128       1          62       10,067      4.93%
   One to five years        48,349     338         511       48,176      5.58
                            58,477     339         573       58,243      5.47
  Federal agencies
   Within one year           2,003      31           0        2,034      7.90%
   One to five years         6,985      79          74        6,990      6.30
                             8,988     110          74        9,024      6.65
  State, county and
  municipal
   Within one year           3,163      28           1        3,190     10.98%
   One to five years         5,887     216           1        6,102      9.04
   Six to ten years          5,519     179         112        5,586      7.51
                            14,569     423         114       14,878      8.88
   Total held to maturity  $82,034  $  872      $  761      $82,145      6.20%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 1995, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $274 as of June 30, 1995.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1995 and December 31, 1994 by major classification:

                                           June 30,           December 31,
                                             1995                  1994
Real estate loans - mortgage              $   96,979            $  89,728
                  - construction               4,904                6,328
Commercial and industrial loans               21,004               17,472
Loans to individuals for household,
  family and other consumer expenditures      27,301               30,700
Agriculture                                    2,111                1,180
All other loans, including overdrafts            232                  186
     Gross loans                             152,531              145,594
       Less unearned income                   (1,143)              (1,231)
       Less reserve for loan losses           (2,327)              (2,220)
         Net loans                           149,061              142,143

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 1995 and the year ended December 31, 1994 are summarized as follows:

                                             Quarter Ended    Six Months Ended  December
                                                June 30,          June 30,         31,
                                            1995        1994  1995        1994    1994
Balance, beginning of period                $ 2,310  $ 2,124  $ 2,220  $ 2,170  $ 2,170
Charge-offs:
   Commercial, financial, and agricultural        2       34       57       64      122
   Real Estate - construction and mortgage        0        0        3       42       57
   Loans to individuals                          91       76      144      117      277
       Total charge-offs                    $    93  $   110  $   204  $   223  $   456
Recoveries:
   Commercial, financial, and agricultural  $    10  $    24  $   114  $    28  $    58
   Real Estate - construction and mortgage        8       11       12       19       35
   Loans to individuals                          77       20      105       55      118
       Total recoveries                     $    95  $    55  $   231  $   102  $   211
Net charge-offs/(recoveries)                $    (2) $    55  $   (27) $   121  $   245
Additions charge to operations              $    15  $    80  $    80  $   100  $   295
Balance, end of period                      $ 2,327  $ 2,149  $ 2,327  $ 2,149  $ 2,220


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                          -       .04%     -        .07%     .17%

The entire balance is available to absorb future loan losses.

At June 30, 1995 and December 31, 1994 loans on which no interest was being accrued totalled approximately $547 and $1,062, respectively and foreclosed real estate totalled $0 and $0, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 1995 and December 31, 1994 is summarized as follows:

                                      June 30,         December 31,
                                       1995                1994

Land and buildings                   $  6,069           $  6,250
Furniture, fixtures and equipment       4,832              4,653
Construction in progress                1,715                316
                                     $ 12,616           $ 11,219

Less accumulated depreciation and
   amortization                         6,134              5,909
                                     $  6,482           $  5,310

     Depreciation and amortization of bank premises and equipment charged to operating expense was $169 and $320 for the quarter ended and the six month period ended June 30, 1995, respectively and $623 for the year ended December 31, 1994.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 1995 and December 31, 1994, certificates of deposit of $100,000 or more included in time deposits totaled approximately $20,874 and $21,008 respectively. Interest expense on these deposits was approximately $275 and $516 for the quarter ended and the six-month period ended June 30, 1995 and $750 for the year ended December 31, 1994.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 1995 and December 31, 1994, securities sold under repurchase agreements totaled approximately $47,707 and $29,236. U.S. Government securities with a book value of $52,352 ($52,359 market value) and $35,875 ($34,249 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 5.32 percent and 4.29 percent at June 30, 1995 and December 31, 1994.

NOTE 8 - LINES OF CREDIT

     At June 30, 1995, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,981 at June 30, 1995. The amount outstanding under the note totaled $1,904 and $2,494 at June 30, 1995 and December 31, 1994, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 1995 and June 30, 1994 on pretax income of $1,252 and $1,430 totalled $415 and $484 respectively. Income tax expense for the six-month period ended June 30, 1995 and June 30, 1994 on pretax income of $2,595 and $2,738 totalled $829 and $891 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 1995.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 1995, commitments to extend credit totalled $12,940; financial standby letters of credit totalled $858; and performance standby letters of credit totalled $735. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     As of June 30, 1995, the Bank has entered into a contract for the construction of a new branch office for $1,686,000. Construction of the branch is expected to be completed by August 7, 1995. Total cost of the project is expected to be $2.6 million.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 1995 and years ended December 31, 1994, 1993 and 1992, $77, $153, $295, $273, and $218, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 1995:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.2%

    Tier I Risk-based Capital           4.0%                18.5%

    Total Risk-based Capital            8.0%                19.8%

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 1995
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,444
   Investment in subsidiary                                        29,818
   Fixed assets                                                       245
   Other assets                                                        36
                                                                 $ 31,543

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            31,543
                                                                 $ 31,543

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 1995
                                    (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,784
OTHER INCOME                                                            2
OTHER EXPENSES                                                        (20)
   Net Income                                                    $  1,766

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 6.2% from $142,579 at June 30, 1994 to $151,388 at June 30, 1995 and have decreased as a percentage of total assets from 48.4% to 46.8% over the same period as moderate loan demand has not kept pace with asset growth in our market. Correspondingly, securities and federal funds sold have increased as a percentage of total assets from 45.2% at June 30, 1994 to 46.3% at June 30, 1995. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 13.8% at June 30, 1994 to 15.4% at June 30, 1995. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have decreased from 63.7% of total assets at June 30, 1994 to 58.8% at June 30, 1995 while securities sold under agreement to repurchase have increased from 11.7% to 14.8% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of June 30, 1995 and 1994:

                                                            June  30,
Assets:                                              1995              1994
  Earning assets:
   Loans, net of unearned income                     46.8%            48.4%
   Investment securities                             25.4             27.0
   Securities Available for Sale                     13.3             14.4
   Federal funds sold and securities purchased
     under agreement to resell                        7.6              3.8
   Other earning assets                                -                -
      Total earning assets                           93.1             93.6
   Other assets                                       6.9              6.4
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         58.8%            63.7%
   Federal funds purchased and securities sold
    under agreement to repurchase                    14.8             11.7
   Other short-term borrowings                         .6               .6
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            74.2             76.0
         Noninterest-bearing deposits                15.4             13.8
   Other liabilities                                   .6               .6
   Stockholders' equity                               9.8              9.6
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 1995 and 1994 of $837 and $946, respectively, resulting in a return on average assets of 1.07% and 1.29% and a return on average stockholders' equity of 10.90% and 13.49%.

CNB Corporation experienced earnings for the six-month period ended June 30, 1995 and 1994 of $1,766 and $1,847, respectively, resulting in a return on average assets of 1.16% and 1.26% and a return on average stockholders' equity of 11.75% and 13.26%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $28,528 or 9.7% from $294,680 at June 30, 1994 to $323,208 at June 30, 1995. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 1995 and June 30, 1994:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period          Six-Month Period
                                         Ended June 30,              Ended June 30,
                                                   Percent                   Percent
                                                   Increase                  Increase
                                   1995     1994   (Decrease)   1995     1994  (Decrease)
Net interest income after
    provision for loan losses      3,137    3,051    2.8%      6,217     5,932   4.8%
Income before income taxes         1,252    1,430  (12.4)      2,595     2,738  (5.2)
Net Income                           837      946  (11.5)      1,766     1,847  (4.4)
Per Share (1)                       1.75     1.99  (12.1)       3.69      3.88  (4.9)
Cash dividends declared                0        0      -           0         0     -
   Per Share (1)                       0        0      -           0         0     -

Total assets                     323,208  294,680    9.7%    323,208   294,680   9.7%
Total deposits                   239,887  228,470    5.0     239,887   228,470   5.0
Loans, net of unearned income    151,388  142,579    6.2     151,388   142,579   6.2
Investment securities and
    securities available for
    sale                         125,053  121,856    2.6     125,053   121,856   2.6
Stockholders' equity              31,543   28,291   11.5      31,543    28,291  11.5
    Book value per share (1)       65.96    60.00    9.9       65.96     60.00   9.9

Ratios (2):
Annualized return on average
    total assets                    1.07%    1.29% (17.1)%      1.16%     1.26% (7.9)%

Annualized return on average
    stockholders' equity           10.90%   13.49% (19.2)%     11.75%    13.26%(11.4)%

(1) Adjusted for the effect of a 20% stock dividend issued during the third quarter of 1994.

(2) For the three-month period ended June 30, 1995 and June 30, 1994, average total assets amounted to $312,422 and $292,356 with average stockholders' equity totaling $30,713 and $28,049, respectively. For the six-month period ended June 30, 1995 and June 30, 1994, average total assets amounted to $305,706 and $294,029 with average stockholders' equity totaling $30,051 and $27,864, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 1995 and 1994 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a .2% increase from $3,259 for the three-month period ended June 30, 1994 to $3,265 for the three-month period ended June 30, 1995. During the same period, total fully-tax-equivalent interest income increased by 14.6% from $5,068 to $5,807 and total interest expense increased by 40.5% from $1,809 to $2,542. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .25% from 4.73% for the three-month period ended June 30, 1994 to 4.48% for the three-month period ended June 30, 1995.

Fully-tax-equivalent net interest income showed a 3.8% increase from $6,292 for the six-month period ended June 30, 1994 to $6,529 for the six-month period ended June 30, 1995. During the same period, total fully-tax-equivalent interest income increased by 15.2% from $9,870 to $11,367 and total interest expense increased by 35.2% from $3,578 to $4,838. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown no change from 4.58% for the six-month period ended June 30, 1994 to 4.58% for the six-month period ended June 30, 1995.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 6/30/95     Three Months Ended 6/30/94
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $151,701    $ 3,642     9.60%    $140,099  $ 3,009    8.59%
     Securities:
     Taxable                         107,708      1,593     5.92      109,319    1,589    5.81
     Tax-exempt                       15,045        333     8.85       16,566      376    9.08
   Federal funds sold and
     securities purchased under
     agreement to resell              16,878        239     5.66        9,866       94    3.81
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           291,332      5,807     7.97      275,850    5,068    7.35
    Other assets                      21,090                           16,506
      Total assets                  $312,422                         $292,356

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $189,158      1,969     4.16     $187,967  $ 1,498    3.19
   Federal funds purchased and
    securities sold under
    agreement to repurchase           42,593        559     5.25       36,740      301    3.28
   Other short-term borrowings           963         14     5.82        1,204       10    3.32
   Obligations under mortgages
     and capitalized leases               15          0     8.00           25        0    8.00
       Total interest-bearing
         liabilities                $232,729    $ 2,542     4.37     $225,936  $ 1,809    3.20
   Noninterest-bearing deposits       46,612                           36,901
   Other liabilities                   2,368                            1,470
   Stockholders' equity               30,713                           28,049
         Total liabilities and
           stockholders' equity     $312,422                         $292,356
   Net interest income as a percent
     of total earning assets        $291,332    $ 3,265     4.48     $275,850  $ 3,259    4.73

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   113                        $   128

Ratios:
Annualized return on average total assets                   1.07                          1.29
Annualized return on average stockholders' equity          10.90                         13.49
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.83                          9.59
  Average total deposits                                   13.03                         12.31
  Average loans, net of unearned income                    20.25                         20.02
Average earning assets as a percent of
average total assets                                       93.25                         94.35

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Six Months Ended 6/30/95       Six Months Ended 6/30/94
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $149,261    $ 7,112     9.53%    $137,308  $ 5,785    8.43%
     Securities:
     Taxable                         108,879      3,235     5.94      107,115    3,086    5.76
     Tax-exempt                       15,262        682     8.94       16,459      764    9.28
   Federal funds sold and
     securities purchased under
     agreement to resell              11,842        338     5.71       14,140      235    3.32
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           285,244     11,367     7.97      275,022    9,870    7.18
    Other assets                      20,462                           19,007
      Total assets                  $305,706                         $294,029

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $190,240      3,819     4.01     $186,547  $ 2,948    3.16
   Federal funds purchased and
    securities sold under
    agreement to repurchase           38,832        982     5.06       38,649      609    3.15
   Other short-term borrowings         1,305         37     5.67        1,246       20    3.21
   Obligations under mortgages
     and capitalized leases               16          0     8.00           25        1    8.00
       Total interest-bearing
         liabilities                $230,393    $ 4,838     4.20     $226,467  $ 3,578    3.16
   Noninterest-bearing deposits       43,275                           38,098
   Other liabilities                   1,987                            1,600
   Stockholders' equity               30,051                           27,864
         Total liabilities and
           stockholders' equity     $305,706                         $294,029
   Net interest income as a percent
     of total earning assets        $285,244    $ 6,529     4.58     $275,022  $ 6,292    4.58

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   232                        $   260

Ratios:
Annualized return on average total assets                   1.16                          1.26
Annualized return on average stockholders' equity          11.75                         13.26
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.83                          9.48
  Average total deposits                                   12.87                         12.40
  Average loans, net of unearned income                    20.13                         20.29
Average earning assets as a percent of
average total assets                                       93.31                         93.54

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended June 30, 1995 and 1994
                                                           (Dollars in Thousands)
                                                                                                                        Change
                               Average  Average                           Interest     Interest           Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid          Due to  Due to  Rate X
                                1995     1994   1995 (1)    1994 (1)    1995 (1)     1994 (1)    Variance   Rate   Vol     Vol
Earning Assets:

Loans, Net of unearned
 income (2)                    151,701  140,099   9.60%      8.59%        3,642       3,009         633      354    249     30
Investment securities:
 Taxable                       107,708  109,319   5.92%      5.81%        1,593       1,589           4       29    (24)    (1)
 Tax-exempt                     15,045   16,566   8.85%      9.08%          333         376         (43)      (9)   (35)     1
Federal funds sold and
 securities purchased under
 agreement to resell            16,878    9,866   5.66%      3.81%          239          94         145       45     67     33
Other earning assets                 0        0      -          -             0           0           0        -      -      -

Total Earning Assets           291,332  275,850   7.97%      7.35%        5,807       5,068         739      419    257     63
Interest-bearing Liabilities:

Interest-bearing deposits      189,158  187,967   4.16%      3.19%        1,969       1,498         471      458     10      3
Federal funds purchased and
 securities sold under
 agreement to repurchase        42,593   36,740   5.25%      3.28%          559         301         258      181     48     29
Other short-term borrowings        963    1,204   5.82%      3.32%           14          10           4        7     (2)    (1)
Mortgage indebtedness and
 obligations under capital-
 ized leases                        15       25   8.00%      8.00%            0           0           0        -      -      -

Total Interest-bearing
 Liabilities                   232,729  225,936   4.37%      3.20%        2,542       1,809         733      646     56     31
Interest-free Funds
 Supporting Earning Assets      58,603   49,914

Total Funds Supporting

Earning Assets                 291,332  275,850   3.49%      2.62%        2,542       1,809         733      646     56     31

Interest Rate Spread                              3.60%      4.15%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                            .88%       .58%

Net Yield on Earning Assets                       4.48%      4.73%        3,265       3,259

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                              For the Six Months Ended June 30, 1995 and 1994
                                                           (Dollars in Thousands)
                                                                                                                         Change
                               Average Average                         Interest    Interest               Change  Change Due To
                               Volume  Volume   Yield/Rate Yield/Rate  Earned/Paid Earned/Paid            Due to  Due To Rate X
                                1995    1994    1995 (1)   1994 (1)    1995 (1)    1994 (1)    Variance    Rate    Vol    Vol
Earning Assets:

Loans, Net of unearned
 income (2)                    149,261  137,308   9.53%      8.43%     7,112       5,785       1,327       755     503    69
Investment securities:
 Taxable                       108,879  107,115   5.94%      5.76%     3,235       3,086         149        96      51     2
 Tax-exempt                     15,262   16,459   8.94%      9.28%       682         764         (82)      (28)    (56)    2
Federal funds sold and
 securities purchased under
 agreement to resell            11,842   14,140   5.71%      3.32%       338         235         103       169     (38)  (28)
Other earning assets                 0        0      -          -          0           0           0        -        -     -

Total Earning Assets           285,244  275,022   7.97%      7.18%    11,367       9,870       1,497       992     460    45

Interest-bearing Liabilities:

Interest-bearing deposits      190,240  186,547   4.01%      3.16%     3,819       2,948         871       793      58    20
Federal funds purchased and
 securities sold under
 agreement to repurchase        38,832   38,649   5.06%      3.15%       982         609         373       369       3     1
Other short-term borrowings      1,305    1,246   5.67%      3.21%        37          20          17        15       1     1
Mortgage indebtedness and
 obligations under capital-
 ized leases                        16       25   8.00%      8.00%         0           1          (1)        -      (1)    -

Total Interest-bearing
 Liabilities                   230,393  226,467   4.20%      3.16%     4,838       3,578       1,260     1,177      61    22
Interest-free Funds
 Supporting Earning Assets      54,851   48,555

Total Funds Supporting

Earning Assets                 285,244  275,022   3.39%      2.60%     4,838       3,578       1,260     1,177      61    22

Interest Rate Spread                              3.77%      4.02%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                            .81%       .56%

Net Yield on Earning Assets                       4.58%      4.58%     6,529       6,292

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

The provision for possible loan losses was $15 for the three-month period ended June 30, 1995 and $80 for the three-month period ended June 30, 1994. Net loan charge-offs/(recoveries) totaled $(2) for the three-month period ended June 30, 1995 and $55 for the same period in 1994.

The provision for possible loan losses was $80 for the six-month period ended June 30, 1995 and $100 for the six-month period ended June 30, 1994. Net loan charge-offs/(recoveries) totaled $(27) for the six-month period ended June 30, 1995 and $121 for the same period in 1994.

The reserve for possible loan losses as a percentage of net loans was 1.56% at June 30, 1995 and 1.53% at June 30, 1994. The decreased provision during the three-month and six-month period ended June 30, 1995 was due to the decreased level of net loan charge-offs and to the expectation of continued low net charge-offs through the remainder of 1995.

Securities Transactions - The bank recognized a loss on security transactions for the three-month and six-month period ended June 30, 1994 of $25. During the second quarter of 1994, management sold approximately $8 million in treasury bonds at a net loss and reinvested in longer maturities to take advantage of the steeply-sloped treasury curve. The bank recognized a gain on security transactions for the three-month and six-month period ended June 30, 1995 of $26. During the first quarter of 1995, management sold approximately $3 million in treasury bonds to fund loan growth and to adjust the Bank's interest rate sensitivity position. At June 30, 1995, December 31, 1994, and June 30, 1994 market value appreciation/(depreciation) in the securities portfolio totaled $569, $(4,645), and $(1,448). As indicated, market value was sharply reduced due to rising market interest rates in 1994 but has recovered in 1995.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 8.9% from $730 for the three-month period ended June 30, 1994 to $665 for the three-month period ended June 30, 1995.

Other income, net of any gains/losses on security transactions, decreased by 8.3% from $1,372 for the six-month period ended June 30, 1994 to $1,258 for the six-month period ended June 30, 1995.

This decrease in the three-month and six-month period June 30, 1995 was primarily due to flat deposit-related service charge rates and also an increase in the earnings allowance rate used to offset service charges on commercial accounts.

Other Expenses - Other expenses increased by 9.6% from $2,326 for the three-month period ended June 30, 1994 to $2,550 for the three-month period
ended June 30, 1995.   The major components of other expenses are salaries
and employee benefits which increased 8.2% from $1,314 to $1,422; occupancy expense which increased 10.1% from $337 to $371; and other operating expenses which increased by 12.1% from $675 to $757.

Other expenses increased by 8.0% from $4,541 for the six-month period ended June 30, 1994 to $4,906 for the six-month period ended June 30, 1995. The major components of other expenses are salaries and employee benefits which increased 6.7% from $2,590 to $2,764; occupancy expense which increased 7.0% from $689 to $737; and other operating expense which increased by 11.3% from $1,261 to $1,404.

Other Expenses (continued) - The increase in the three-month and six-month period ended June 30, 1995 salaries and employee benefits expense is attributed to normal salary adjustments, an increase in the cost of providing health care insurance, and increased staffing for the new Myrtle Beach office. The increase in occupancy expense is primarily due to the costs of upgrading EDP facilities. The increase in other operating costs is due to increased account volumes, slight inflationary pressure, and an increase in the cost of providing credit card and merchant discount services.

Income Taxes - Provisions for income taxes decreased 14.3% from $484 for the three-month period ended June 30, 1994 to $415 for the three-month period ended June 30, 1995. Income before income taxes less interest on tax-exempt investment securities decreased by 12.7% from $1,182 for the three-month period ended June 30, 1994 to $1,032 for the same period in 1995. State tax liability decreased as income before income taxes decreased 12.4% from $1,430 to $1,252 during the same period.

Provisions for income taxes decreased 7.0% from $891 for the six-month period ended June 30, 1994 to $829 for the six-month period ended June 30, 1995. Income before income taxes less interest on tax-exempt investment securities decreased by 4.0% from $2,234 for the six-month period ended June 30, 1994 to $2,145 for the same period in 1995 and state tax liability decreased as income before income taxes decreased 5.2% from $2,738 to $2,595 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $31,543, $28,857, $26,820, and $23,443 at June 30, 1995, December 31, 1994, December 31, 1993, and December 31, 1992,
representing 9.76%, 9.71%, 9.46%, and 9.12% of total assets, respectively.
At June 30, 1995, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATION RESTRICTIONS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF PLANNED EXPANSION

During the third quarter of 1994, the Bank requested and received approval to build a ninth banking office on 21st Avenue North in Myrtle Beach, South Carolina. This office will be approximately 12,000 square feet with long-term expansion capabilities of up to 18,000 square feet. Serving as a regional office in the Myrtle Beach market, the cost to build and equip the office at approximately $2.6 million is considerably higher than our other branch offices. Depreciation, staffing, and additional overhead costs will impact earnings over the short term. But, as the office develops, additional revenue streams should offset costs and provide an adequate return on investment. Construction began in November, 1994 and the office is scheduled to open August 7, 1995

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on April 11, 1995.

The purpose of the Annual Meeting was to: (1) elect four Directors; and (2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 1995.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 338,453 of the 479,093 shares issued present or represented by proxy and all shares were voted for the election of the four Directors listed as management's nominees in the proxy statement and for the ratification of Elliott, Davis, and Company as the Company's 1995 independent public accountant.

                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.


                               EXHIBIT INDEX

Exhibit
Number

  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 24 and 25).


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



Date:  August 9, 1995