Form 10-Q
period 1995-09-30
CNB CORP /SC/
filed 1995-11-13
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1995

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended September 30, 1995    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 1995 was 477,339.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1995,           1
           December 31, 1994 and September 30, 1994

           Consolidated Statement of Income for the Three Months           2
           and Nine Months Ended September 30, 1995 and 1994

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Nine Months Ended September 30, 1995
           and 1994

           Consolidated Statement of Cash Flows for the Nine Months        4
           Ended September 30, 1995 and 1994

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                        Sept. 30,  December 31, Sept. 30,
                                          1995        1994         1994
ASSETS:
    Cash and due from banks              $ 13,304   $ 14,552   $  11,240
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  80,429     83,094      83,211
      (Fair values of $80,363 at
       September 30, 1995, $79,429 at
       December 31, 1994, and $81,125
       at September 30, 1994)
    Securities Available for Sale          51,169     43,635      42,804
      (Amortized cost of $50,866 at
       September 30, 1995, $44,615 at
       December 31, 1994, and $43,288
       at September 30, 1994)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           24,400      3,125      14,375
    Loans:
       Gross Loans                        151,406    145,594     143,746
       Less unearned income                (1,093)    (1,231)     (1,199)
         Loans, net of unearned income    150,313    144,363     142,547
       Less reserve for possible
          loan losses                      (2,295)    (2,220)     (2,159)
       Net loans                          148,018    142,143     140,388
    Bank premises and equipment             7,279      5,310       5,478
    Other assets                            5,608      5,261       5,495
    Total assets                          330,207    297,120     302,991
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                48,989     40,986      42,616
    Interest-bearing                      202,628    193,207     195,019
      Total deposits                      251,617    234,193     237,635
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       40,861     29,236      32,938
    Other short-term borrowings             3,195      2,494       1,325
 Obligations under mortgages and
       capital leases                          13         18          21
    Other liabilities                       2,052      2,302       1,558
    Minority interest in subsidiary            23         20          21
      Total liabilities                   297,761    268,263     273,498
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093 shares                4,791      4,791       4,791
       Surplus                             15,666     15,659      15,658
       Undivided Profits                   11,938      9,107       9,468
       Net Unrealized Holding                 182       (588)       (290)
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock               (131)      (112)       (134)
            Total stockholders' equity     32,446     28,857      29,493
         Total liabilities
             and stockholders' equity     330,207    297,120     302,991

                                             1

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                 1995          1994  1995          1994
Interest Income:
  Interest and fees on loans                     $  3,564   $ 3,263  $ 10,676  $  9,048
  Interest on investment securities:
    Taxable investment securities                   1,710     1,545     4,942     4,628
    Tax-exempt investment securities                  220       235       670       739
    Other securities                                    0         0         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               286       171       624       406
      Total interest income                         5,780     5,214    16,915    14,824
Interest Expense:
  Interest on deposits                              2,091     1,665     5,910     4,613
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        500       300     1,482       909
  Interest on other short-term borrowings              28        12        65        32
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         1

      Total interest expense                        2,619     1,977     7,457     5,555
Net interest income                                 3,161     3,237     9,458     9,269
Provision for possible loan losses                     25        60       105       160

Net interest income after provision for
  possible loan losses                              3,136     3,177     9,353     9,109
Other income:
  Service charges on deposit accounts                 434       432     1,334     1,390
  Gains/(Losses) on securities                         (1)        0        25       (25)
  Other operating income                              311       278       669       692
      Total other income                              744       710     2,028     2,057

Other expenses:
  Minority interest in income of subsidiary             1         1         2         2
  Salaries and employee benefits                    1,364     1,284     4,128     3,874
  Occupancy expense                                   367       364     1,104     1,053
  Other operating expenses                            597       713     2,001     1,974
      Total operating expenses                      2,329     2,362     7,235     6,903
Income before income taxes                          1,551     1,525     4,146     4,263
  Income tax provision                                486       468     1,315     1,359
Net Income                                          1,065     1,057     2,831     2,904

  Per share data:
  Net income per weighted average shares
    outstanding                                  $   2.23  $   2.22  $   5.92  $   6.10
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  67.97  $  61.83  $  67.97  $  61.83
  Weighted average number of shares outstanding   477,945   476,117   477,945   476,117

  Actual number of shares outstanding             477,339   476,987   477,339   476,987

                  CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,

                                                      1995         1994
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        3,994
Issuance of Common Stock                              None         None
Stock Dividend                                        None          797
Balance at end of period                             4,791        4,791


Surplus:
Balance, January 1                                  15,659       11,338
Issuance of Common Stock                              None         None
Stock Dividend                                        None        4,306
Gain on sale of treasury stock                           7           14
Balance at end of period                            15,666       15,658


Undivided profits:
Balance, January 1                                   9,107       11,678
Net Income                                           2,831        2,904
Stock Dividend                                        None       (5,114)
Cash dividends declared                               None         None
Balance at end of period                            11,938        9,468


Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                    (588)           0
Change in net unrealized gains/(Losses)                770         (290)
Balance at end of period                               182         (290)


Treasury stock:
Balance, January 1                                    (112)        (190)
Purchase of treasury stock                            (111)        (379)
Reissue of treasury stock                               92          435
Balance at end of period                              (131)        (134)


Total stockholders' equity                          32,446       29,493

Note:  Columns may not add due to rounding.

                        CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                 For the nine-month period ended Sept. 30,
                                                      1995        1994
OPERATING ACTIVITIES
  Net income                                        $ 2,831     $ 2,904
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        493         382
    Provision for loan losses                           105         160
    Provision for deferred income taxes                 511         159
    Loss (gain) on sale of investment
     securities                                          25         (25)
    (Increase) decrease in accrued interest
     receivable                                        (285)       (277)
    (Increase) decrease in other assets                (257)       (330)
    (Decrease) increase in other liabilities           (191)       (770)
    Increase in minority interest in
     subsidiary                                           3           2
        Net cash provided by operating
          activities                                  3,235       2,205
INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 5,117       8,000
  Proceeds from maturities of investment
   securities held to maturity                        2,230       1,365
  Proceeds from maturities of investment
   securities available for sale                      5,000       9,525
  Purchase of investment securities held to
   maturity                                            (470)    (10,594)
  Purchase of investment securities
   available for sale                               (15,463)    (18,325)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (21,275)         25
  (Increase) decrease in loans                       (5,950)    (10,813)
  Premises and equipment expenditures                (2,462)       (843)
        Net cash provided by (used for)
          investing activities                      (33,273)    (21,660)
FINANCING ACTIVITIES
  Dividends paid                                       (955)       (794)
  Increase (Decrease) in deposits                    17,424      18,333
  (Decrease) increase in securities sold
    under repurchase agreement                       11,625       1,119
  (Decrease) increase in other
    short-term borrowings                               701      (1,167)
  Increase (decrease)in obligation under
   mortgages and capital leases                          (5)         (6)
        Net cash provided by (used for)
          financing activities                       28,790      17,485
        Net increase (decrease) in cash
          and due from banks                         (1,248)     (1,970)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,552      13,210
CASH AND DUE FROM BANKS, SEPT. 30, 1995 AND 1994    $13,304     $11,240
CASH PAID (RECEIVED) FOR:
  Interest                                          $ 7,343     $ 5,781
  Income taxes                                      $ 1,206     $ 1,265
                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,945 for the nine-month period ended September 30, 1995 and 476,117 for the nine-month period ended September 30, 1994.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 1995 and for the years ended December 31, 1994 and 1993 were approximately $4,395, $3,988, and $3,592, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $68,288 at September 30, 1995 and $50,615 at December 31, 1994 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 1995 and at December 31, 1994.

                                            September 30, 1995
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 7,978  $   10      $   21      $ 7,967      6.02%
   One to five years        29,375     417          86       29,706      6.37
                            37,353     427         107       37,673      6.30
  Federal agencies
   Within one year             447       5           0          452      7.98
   One to five years        10,874       8          28       10,854      6.19
   Five to ten years           471       3           0          474      6.45
   After ten years             978       0          20          958      6.32
                            12,770      16          48       12,738      6.27
  State, county and
  municipal
   Within one year             301       0           0          301     12.45
   One to five years           326      15           0          341      7.85
                               627      15           0          642     10.05
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $50,866  $  458      $  155      $51,169      6.34%

HELD TO MATURITY
  United States Treasury
   Within one year          14,151      11          55       14,107      5.14%
   One to five years        44,229     231         564       43,896      5.57
                            58,380     242         619       58,003      5.47
  Federal agencies
   Within one year           2,998      41           0        3,039      8.09%
   One to five years         5,990      41          82        5,949      5.93
                             8,988      82          82        8,988      6.65
  State, county and
  municipal
   Within one year           1,775      11           1        1,785     10.15%
   One to five years         6,696     295          18        6,973      8.91
   Six to ten years          4,343     106          80        4,369      7.57
   After ten years             247       0           2          245      7.70
                            13,061     412         101       13,372      8.61
   Total held to maturity  $80,429  $  736      $  802      $80,363      6.11%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 1995, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $182 as of September 30, 1995.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 1995 and December 31, 1994 by major classification:

                                          September 30,       December 31,
                                             1995                  1994
Real estate loans - mortgage              $   96,729            $  89,728
                  - construction               5,156                6,328
Commercial and industrial loans               20,912               17,472
Loans to individuals for household,
  family and other consumer expenditures      27,078               30,700
Agriculture                                    1,251                1,180
All other loans, including overdrafts            280                  186
     Gross loans                             151,406              145,594
       Less unearned income                   (1,093)              (1,231)
       Less reserve for loan losses           (2,295)              (2,220)
         Net loans                           148,018              142,143

     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 1995 and the year ended December 31, 1994 are summarized as follows:

                                             Quarter Ended   Nine Months Ended  December
                                             September 30,     September 30,       31,
                                            1995        1994  1995        1994    1994
Balance, beginning of period                $ 2,327  $ 2,124  $ 2,220  $ 2,170  $ 2,170
Charge-offs:
   Commercial, financial, and agricultural       63       34      120       64      122
   Real Estate - construction and mortgage        0        0        3       42       57
   Loans to individuals                          57       76      201      117      277
       Total charge-offs                    $   120  $   110  $   324  $   223  $   456
Recoveries:
   Commercial, financial, and agricultural  $    31  $    24  $   145  $    28  $    58
   Real Estate - construction and mortgage       10       11       22       19       35
   Loans to individuals                          22       20      127       55      118
       Total recoveries                     $    63  $    55  $   294  $   102  $   211
Net charge-offs/(recoveries)                $    57  $    55  $    30  $   121  $   245
Additions charge to operations              $    25  $    80  $   105  $   100  $   295
Balance, end of period                      $ 2,295  $ 2,149  $ 2,295  $ 2,149  $ 2,220


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                         .04%     .04%     .02%     .07%     .17%

The entire balance is available to absorb future loan losses.

At September 30, 1995 and December 31, 1994 loans on which no interest was being accrued totalled approximately $559 and $1,062, respectively and foreclosed real estate totalled $0 and $0, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 1995 and December 31, 1994 is summarized as follows:

                                    September 30,      December 31,
                                       1995                1994

Land and buildings                   $  6,069           $  6,250
Furniture, fixtures and equipment       4,898              4,653
Construction in progress                2,602                316
                                     $ 13,569           $ 11,219

Less accumulated depreciation and
   amortization                         6,290              5,909
                                     $  7,279           $  5,310

     Depreciation and amortization of bank premises and equipment charged to operating expense was $173 and $493 for the quarter ended and the nine month period ended September 30, 1995, respectively and $623 for the year ended December 31, 1994.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 1995 and December 31, 1994, certificates of deposit of $100,000 or more included in time deposits totaled approximately $23,795 and $21,008 respectively. Interest expense on these deposits was approximately $318 and $834 for the quarter ended and the nine-month period ended September 30, 1995 and $750 for the year ended December 31, 1994.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 1995 and December 31, 1994, securities sold under repurchase agreements totaled approximately $40,861 and $29,236. U.S. Government securities with a book value of $52,273 ($52,139 market value) and $35,875 ($34,249 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 5.15 percent and 4.29 percent at September 30, 1995 and December 31, 1994.

NOTE 8 - LINES OF CREDIT

     At September 30, 1995, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,959 at September 30, 1995. The amount outstanding under the note totaled $3,195 and $2,494 at September 30, 1995 and December 31, 1994, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 1995 and September 30, 1994 on pretax income of $1,551 and $1,525 totalled $486 and $468 respectively. Income tax expense for the nine-month period ended September 30, 1995 and September 30, 1994 on pretax income of $4,146 and $4,263 totalled $1,315 and $1,359 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 1995.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 1995, commitments to extend credit totalled $13,290; financial standby letters of credit totalled $772; and performance standby letters of credit totalled $700. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 1995 and years ended December 31, 1994, 1993 and 1992, $33, $186, $295, $273, and $218, respectively, was charged to operations under the plan.

NOTE 12 - REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 1995:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.3%

    Tier I Risk-based Capital           4.0%                19.1%

    Total Risk-based Capital            8.0%                20.4%

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1995
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,375
   Investment in subsidiary                                        30,789
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 32,446

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            32,446
                                                                 $ 32,446

                           CONDENSED STATEMENT OF INCOME
              For the nine-month period ended September 30, 1995
                                     (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  2,848
OTHER INCOME                                                            2
OTHER EXPENSES                                                        (19)
   Net Income                                                    $  2,831

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 5.4% from $142,547 at September 30, 1994 to $150,313 at September 30, 1995 and have decreased as a percentage of total assets from 47.1% to 45.5% over the same period as moderate loan demand has not kept pace with asset growth in our market. Correspondingly, securities and federal funds sold have increased as a percentage of total assets from 46.3% at September 30, 1994 to 47.3% at September 30, 1995. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 14.1% at September 30, 1994 to 14.8% at September 30, 1995. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have decreased from 64.4% of total assets at September 30, 1994 to 61.4% at September 30, 1995 while securities sold under agreement to repurchase have increased from 10.9% to 12.4% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of September 30, 1995 and 1994:

                                                         September 30,
Assets:                                              1995              1994
  Earning assets:
   Loans, net of unearned income                     45.5%            47.1%
   Investment securities                             24.4             27.5
   Securities Available for Sale                     15.5             14.1
   Federal funds sold and securities purchased
     under agreement to resell                        7.4              4.7
   Other earning assets                                -                -
      Total earning assets                           92.8             93.4
   Other assets                                       7.2              6.6
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         61.4%            64.4%
   Federal funds purchased and securities sold
    under agreement to repurchase                    12.4             10.9
   Other short-term borrowings                        1.0               .4
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            74.8             75.7
         Noninterest-bearing deposits                14.8             14.1
   Other liabilities                                   .6               .5
   Stockholders' equity                               9.8              9.7
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 1995 and 1994 of $1,065 and $1,057, respectively, resulting in a return on average assets of 1.32% and 1.41% and a return on average stockholders' equity of 13.45% and 14.72%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 1995 and 1994 of $2,831 and $2,904, respectively, resulting in a return on average assets of 1.21% and 1.31% and a return on average stockholders' equity of 12.34% and 13.75%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $27,216 or 9.0% from $302,991 at September 30, 1994 to $330,207 at September 30, 1995. The
following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 1995 and September 30, 1994:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period         Nine-Month Period
                                       Ended September 30,       Ended September 30,
                                                  Percent                    Percent
                                                  Increase                   Increase
                                  1995     1994   (Decrease)   1995     1994  (Decrease)
Net interest income after
    provision for loan losses      3,136    3,177   (1.3)%     9,353     9,109   2.7%
Income before income taxes         1,551    1,525    1.7       4,146     4,263  (2.7)
Net Income                         1,065    1,057     .8       2,831     2,904  (2.5)
Per Share                           2.23     2.22     .5        5.93      6.10  (2.8)
Cash dividends declared                0        0      -           0         0     -
   Per Share                           0        0      -           0         0     -
Total assets                     330,207  302,991    9.0%    330,207   302,991   9.0%
Total deposits                   251,617  237,635    5.9     251,617   237,635   5.9
Loans, net of unearned income    150,313  142,547    5.4     150,313   142,547   5.4
Investment securities and
    securities available for
    sale                         131,598  126,015    4.4     131,598   126,015   4.4
Stockholders' equity              32,446   29,493   10.0      32,446    29,493  10.0
    Book value per share           67.97    61.83    9.9       67.97     61.83   9.9
Ratios (1):
Annualized return on average
    total assets                    1.32%    1.41%  (6.4)%      1.21%     1.31% (7.6)%
Annualized return on average
    stockholders' equity           13.45%   14.72%  (8.6)%     12.34%    13.75%(10.3)%


(1) For the three-month period ended September 30, 1995 and September 30, 1994, average total assets amounted to $323,895 and $300,914 with average stockholders' equity totaling $31,674 and $28,728, respectively. For the nine-month period ended September 30, 1995 and September 30, 1994, average total assets amounted to $311,769 and $296,324 with average stockholders' equity totaling $30,592 and $28,152, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 1995 and 1994 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 2.5% decrease from $3,358 for the three-month period ended September 30, 1994 to $3,274 for the three-month period ended September 30, 1995. During the same period, total fully-tax-equivalent interest income increased by 10.5% from $5,335 to $5,893 and total interest expense increased by 32.5% from $1,977 to $2,619. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .42% from 4.77% for the three-month period ended September 30, 1994 to 4.35% for the three-month period ended September 30, 1995.

Fully-tax-equivalent net interest income showed a 1.6% increase from $9,650 for the nine-month period ended September 30, 1994 to $9,803 for the nine-month period ended September 30, 1995. During the same period, total fully-tax-equivalent interest income increased by 13.5% from $15,205 to $17,260 and total interest expense increased by 34.2% from $5,555 to $7,457. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .14% from 4.64% for the nine-month period ended September 30, 1994 to 4.50% for the nine-month period ended September 30, 1995.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 9/30/95     Three Months Ended 9/30/94
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $150,845    $ 3,564     9.45%    $142,882  $ 3,263    9.13%
     Securities:
     Taxable                         116,145      1,710     5.89      107,319    1,545    5.76
     Tax-exempt                       14,143        333     9.42       15,727      356    9.05
   Federal funds sold and
     securities purchased under
     agreement to resell              19,702        286     5.81       15,880      171    4.31
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           300,835      5,893     7.84      281,808    5,335    7.57
    Other assets                      23,060                           19,106
      Total assets                  $323,895                         $300,914

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $199,264      2,091     4.20     $192,661  $ 1,665    3.46
   Federal funds purchased and
    securities sold under
    agreement to repurchase           38,880        500     5.14       30,819      300    3.89
   Other short-term borrowings         2,022         28     5.54          943       12    5.09
   Obligations under mortgages
     and capitalized leases               13          0     8.00           22        0    8.00
       Total interest-bearing
         liabilities                $240,179    $ 2,619     4.36     $224,445  $ 1,977    3.52
   Noninterest-bearing deposits       49,956                           44,074
   Other liabilities                   2,086                            3,667
   Stockholders' equity               31,674                           28,728
         Total liabilities and
           stockholders' equity     $323,895                         $300,914
   Net interest income as a percent
     of total earning assets        $300,835    $ 3,274     4.35     $281,808  $ 3,358    4.77

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   113                        $   121

Ratios:
Annualized return on average total assets                   1.32                          1.41
Annualized return on average stockholders' equity          13.45                         14.72
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.78                          9.55
  Average total deposits                                   12.71                         12.14
  Average loans, net of unearned income                    21.00                         20.11
Average earning assets as a percent of
average total assets                                       92.88                         93.65

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                      Nine Months Ended 9/30/95      Nine Months Ended 9/30/94
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $149,789    $10,676     9.50%    $139,166  $ 9,048    8.67%
     Securities:
     Taxable                         111,301      4,945     5.92      107,183    4,631    5.76
     Tax-exempt                       14,889      1,015     9.09       16,215    1,120    9.21
   Federal funds sold and
     securities purchased under
     agreement to resell              14,462        624     5.75       14,720      406    3.68
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           290,441     17,260     7.92      277,284   15,205    7.31
    Other assets                      21,328                           19,040
      Total assets                  $311,769                         $296,324

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $193,248      5,910     4.08     $188,585  $ 4,613    3.26
   Federal funds purchased and
    securities sold under
    agreement to repurchase           38,848      1,482     5.09       36,039      909    3.36
   Other short-term borrowings         1,544         65     5.61        1,145       32    3.73
   Obligations under mortgages
     and capitalized leases               15          0     8.00           24        1    8.00
       Total interest-bearing
         liabilities                $233,655    $ 7,457     4.26     $225,793  $ 5,555    3.28
   Noninterest-bearing deposits       45,502                           40,090
   Other liabilities                   2,020                            2,289
   Stockholders' equity               30,592                           28,152
         Total liabilities and
           stockholders' equity     $311,769                         $296,324
   Net interest income as a percent
     of total earning assets        $290,441    $ 9,803     4.50     $277,284  $ 9,650    4.64

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   345                        $   381

Ratios:
Annualized return on average total assets                   1.21                          1.31
Annualized return on average stockholders' equity          12.34                         13.75
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.81                          9.50
  Average total deposits                                   12.81                         12.31
  Average loans, net of unearned income                    20.42                         20.23
Average earning assets as a percent of
average total assets                                       93.16                         93.57

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                          For the Three Months Ended September 30, 1995 and 1994
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1995     1994    1995 (1)    1994 (1)    1995 (1)     1994 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   150,845   142,882     9.45%       9.13%     3,564       3,263         301      114      182        5
Investment securities:
 Taxable                      116,145   107,319     5.89%       5.76%     1,710       1,545         165       35      127        3
 Tax-exempt                    14,143    15,727     9.42%       9.05%       333         356         (23)      14      (36)      (1)
Federal funds sold and
 securities purchased under
 agreement to resell           19,702    15,880     5.81%       4.31%       286         171         115       60       41       14
Other earning assets                0         0      -           -            0           0           0        -        -        -

Total Earning Assets          300,835   281,808     7.84%       7.57%     5,893       5,335         558      223      314       21

Interest-bearing Liabilities:

Interest-bearing deposits     199,264   192,661     4.20%       3.46%     2,091       1,665         426      356       57       13
Federal funds purchased and
 securities sold under
 agreement to repurchase       38,880    30,819     5.14%       3.89%       500         300         200       96       78       26
Other short-term borrowings     2,022       943     5.54%       5.09%        28          12          16        1       14       1
Mortgage indebtedness and
 obligations under capital-
 ized leases                       13        22     8.00%       8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                  240,179   224,445     4.36%       3.52%     2,619       1,977         642      453      149       40
Interest-free Funds
 Supporting Earning Assets     60,656    57,363

Total Funds Supporting

Earning Assets                300,835   281,808     3.48%       2.81%     2,619       1,977         642      453      149       40

Interest Rate Spread                                3.48%       4.05%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .87%        .72%

Net Yield on Earning Assets                         4.35%       4.77%     3,274       3,358

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                           For the Nine Months Ended September 30, 1995 and 1994
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1995     1994    1995 (1)    1994 (1)    1995 (1)     1994 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   149,789   139,166     9.50%       8.67%    10,676       9,048       1,628      866      690       72
Investment securities:
 Taxable                      111,301   107,183     5.92%       5.76%     4,945       4,631         314      129      177        8
 Tax-exempt                    14,889    16,215     9.09%       9.21%     1,015       1,120        (105)     (15)     (92)       2
Federal funds sold and
 securities purchased under
 agreement to resell           14,462    14,720     5.75%       3.68%       624         406         218      229       (7)      (4)
Other earning assets                0         0      -           -            0           0           0        -        -        -

Total Earning Assets          290,441   277,284     7.92%       7.31%    17,260      15,205       2,055    1,209      768       78

Interest-bearing Liabilities:

Interest-bearing deposits     193,248   188,585     4.08%       3.26%     5,910       4,613       1,297    1,160      114       23
Federal funds purchased and
 securities sold under
 agreement to repurchase       38,848    36,039     5.09%       3.36%     1,482         909         573      468       71       34
Other short-term borrowings     1,544     1,145     5.61%       3.73%        65          32          33       16       11        6
Mortgage indebtedness and
 obligations under capital-
 ized leases                       15        24     8.00%       8.00%         0           1          (1)       -       (1)       -

Total Interest-bearing
 Liabilities                  233,655   225,793     4.26%       3.28%     7,457       5,555       1,902    1,644      195       63
Interest-free Funds
 Supporting Earning Assets     56,786    51,491

Total Funds Supporting

Earning Assets                290,441   277,284     3.42%       2.67%     7,457       5,555       1,902    1,644      195       63

Interest Rate Spread                                3.66%       4.03%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .84%        .61%

Net Yield on Earning Assets                         4.50%       4.64%     9,803       9,650

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

The provision for possible loan losses was $25 for the three-month period ended September 30, 1995 and $60 for the three-month period ended September 30, 1994. Net loan charge-offs/(recoveries) totaled $57 for the three-month period ended September 30, 1995 and $50 for the same period in 1994.

The provision for possible loan losses was $105 for the nine-month period ended September 30, 1995 and $160 for the nine-month period ended September 30, 1994. Net loan charge-offs/(recoveries) totaled $30 for the nine-month period ended September 30, 1995 and $171 for the same period in 1994.

The reserve for possible loan losses as a percentage of net loans was 1.55% at September 30, 1995 and 1.54% at September 30, 1994. The decreased provision during the three-month and nine-month period ended September 30, 1995 was due to the decreased level of net loan charge-offs and to the expectation of continued low net charge-offs through the fourth quarter of 1995.

Securities Transactions - The bank recognized a loss on security transactions for the three-month and nine-month period ended September 30, 1994 of $25. During the second quarter of 1994, management sold approximately $8 million in treasury bonds at a net loss and reinvested in longer maturities to take advantage of the steeply-sloped treasury curve. The bank recognized a net gain on security transactions for the nine-month period ended September 30, 1995 of $25. During the first quarter of 1995, management sold at a $26 gain approximately $3 million in treasury bonds to fund loan growth and to adjust the Bank's interest rate sensitivity position. During the third quarter of 1995, management sold at a $1 loss approximately $2 million in variable-rate agencies in anticipation of falling interest rates. At September 30, 1995, December 31, 1994, and September 30, 1994 market value appreciation/ (depreciation) in the securities portfolio totaled $237, $(4,645), and $(2,570). As indicated, market value was sharply reduced due to rising market interest rates in 1994 but has recovered in 1995.

Other Income - Other income, net of any gains/losses on security transactions, increased by 4.9% from $710 for the three-month period ended September 30, 1994 to $745 for the three-month period ended September 30, 1995.

Other income, net of any gains/losses on security transactions, decreased by 3.8% from $2,082 for the nine-month period ended September 30, 1994 to $2,003 for the nine-month period ended September 30, 1995.

The decrease in the nine-month period ended September 30, 1995 was primarily due to flat deposit-related service charge rates and also an increase in the earnings allowance rate used to offset service charges on commercial accounts. The increase in the three-month period ended September 30, 1995 was due to increased merchant discount income due to a higher revised rate structure.

Other Expenses - Other expenses decreased by 1.4% from $2,362 for the three-month period ended September 30, 1994 to $2,329 for the three-month period
ended September 30, 1995.   The major components of other expenses are
salaries and employee benefits which increased 6.2% from $1,284 to $1,364; occupancy expense which increased slightly from $364 to $367; and other operating expenses which decreased by 16.3% from $713 to $597.

Other Expenses (continued) - Other expenses increased by 4.8% from $6,903 for the nine-month period ended September 30, 1994 to $7,235 for the nine-month period ended September 30, 1995. The major components of other expenses are salaries and employee benefits which increased 6.6% from $3,874 to $4,128; occupancy expense which increased 4.8% from $1,053 to $1,104; and other operating expense which increased by 1.4% from $1,974 to $2,001.

The increase in the three-month and nine-month period ended September 30, 1995 salaries and employee benefits expense is attributed to normal salary adjustments, an increase in the cost of providing health care insurance, and increased staffing for the new Myrtle Beach office. The increase in occupancy expense is primarily due to the costs of upgrading EDP facilities. The increase in other operating costs for the nine-month period ended September 30, 1995 is due to increased account volumes, slight inflationary pressure, and an increase in the cost of providing credit card and merchant discount services but has been offset somewhat by reduced FDIC insurance premium costs. Other expenses declined during the third quarter due to a $145 FDIC insurance premium rebate (see - EFFECTS OF REGULATORY ACTION).

Income Taxes - Provisions for income taxes increased 3.8% from $468 for the three-month period ended September 30, 1994 to $486 for the three-month period ended September 30, 1995. Income before income taxes less interest on tax-exempt investment securities increased by 3.2% from $1,290 for the three-month period ended September 30, 1994 to $1,331 for the same period in 1995. State tax liability increased as income before income taxes increased 1.7% from $1,525 to $1,551 during the same period.

Provisions for income taxes decreased 3.2% from $1,359 for the nine-month period ended September 30, 1994 to $1,315 for the nine-month period ended September 30, 1995. Income before income taxes less interest on tax-exempt investment securities decreased by 1.4% from $3,524 for the nine-month period ended September 30, 1994 to $3,476 for the same period in 1995 and state tax liability decreased as income before income taxes decreased 2.7% from $4,263 to $4,146 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $32,446, $28,857, $26,820, and $23,443 at
September 30, 1995, December 31, 1994, December 31, 1993, and December 31, 1992, representing 9.83%, 9.71%, 9.46%, and 9.12% of total assets, respectively. At September 30, 1995, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 -REGULATION MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF REGULATORY ACTION

During the third quarter of 1995, the Federal Deposit Insurance Corporation
(FDIC) announced that the bank insurance fund was fully capitalized and banks were due a rebate of excessive paid-in insurance premiums. The Bank received a $145 FDIC insurance premium rebate and will experience significantly lower rates going forward. For the remainder of 1995, monthly FDIC insurance costs have declined from $43 to $8m, which indicates an annual cost reduction of approximately $420.

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

EFFECTS OF PLANNED EXPANSION

During the third quarter of 1995, the Bank completed construction of a ninth banking office on 21st Avenue North in Myrtle Beach, South Carolina. The "Myrtle Beach Office" opened on August 7, 1995 and is approximately 12,000 square feet with long-term expansion capabilities of up to 18,000 square feet. Serving as a regional office in the Myrtle Beach market, the cost to build and equip the office at approximately $2.6 million is considerably higher than our other branch offices. Depreciation, staffing, and additional overhead costs will impact earnings over the short term. But, as the office develops, additional revenue streams should offset costs and provide an adequate return on investment.

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



Date:  November 10, 1995