Form 10-K
period 1995-12-31
CNB CORP /SC/
filed 1996-03-20
CIK 764581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K
(Mark One)

    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 1995, 477,549 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately
$42,382,474.

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

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Centre in Conway (1969); Surfside in Surfside Beach
(1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); Aynor in the Town
of Aynor (1991), and Myrtle Beach in the City of Myrtle Beach (1995).   The
Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office
was expanded in 1980.   The Third Avenue office, which houses the Bank's
administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The new 12,000 square foot, 12-person, Myrtle Beach office opened in August, 1995. The Bank employs approximately 177 full-time-equivalent employees at its principal office and eight branch offices.

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

                                COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, two state-wide banks, five locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Nationsbank of S.C., First Union National Bank of S.C., United Carolina Bank of S.C., First Citizens Bank and Trust Company, Southern National Bank of S.C.and Wachovia, N.A. of S.C.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank and First National South Bank. Beach First, N.A. has filed for a bank charter in 1996. If approved, it will become another locally owned bank competing within the Myrtle Beach market. In addition, one thrift institution has offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.
                       SUPERVISION AND REGULATION

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

During 1989 and 1991, the United States Congress enacted two major pieces of banking legislation: The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FIRREA and FDICIA have significantly changed the commercial banking industry through, among other things, revising and limiting the types and amounts of investment authority, significantly increasing minimum regulatory capital requirements, and broadening the scope and power of federal bank and thrift regulators over financial institutions and affiliated persons in order to protect the deposit insurance funds and depositors. These laws, and the resulting implementing regulations, have subjected the Bank and the Company to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency
(OCC). This has resulted in increased administrative, professional and compensation expenses in complying with a substantially increased number of new regulations and policies. The regulatory structure created by these laws gives the regulatory authorities extensive authority in connection with their supervisory and enforcement activities and examination policies.

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

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 500,000 shares of Company Stock and as of December 31, 1995, has 479,093 shares issued and 477,453 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

                           SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                              CNB CORPORATION
                     QUARTERLY SHAREHOLDER INFORMATION
         (All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                                                   Quarter Ended
          1995                      March 31    June 30   September 30  December 31
Interest income                     $  5,396    $  5,649    $  5,736    $  5,820
 Interest expense                      2,296       2,542       2,619       2,658
    Net interest income                3,100       3,107       3,117       3,162
   Provision for loan losses              65          15          25           5
    Net interest income after
     provision for loan losses         3,035       3,092       3,092       3.157
Other income                             663         710         789         790
Other expenses                         2,355       2,550       2,330       2,560
   Income before income taxes          1,343       1,252       1,551       1,387
Income taxes                             414         415         486         462
   Net income                       $    929    $    837    $  1,065    $    925
Net income per share                $   1.94    $   1.75    $   2.23    $   1.94
Weighted average shares outstanding  477,953     478,045     477,945     477,820



          1994

Interest income                     $  4,670    $  4,940    $  5,078    $  5,159
  Interest expense                     1,769       1,809       1,977       2,058
    Net interest income                2,901       3,131       3,101       3,101
  Provision for loan losses               20          80          60         135
    Net interest income after
      provision for loan losses        2,881       3,051       3,041       2,966
Other income                             642         705         846         621
Other expenses                         2,215       2,326       2,362       2,696
   Income before income taxes          1,308       1,430       1,525         891
Income taxes                             407         484         468         298
   Net income                       $    901    $    946    $  1,057    $    593
Net income per share                $   1.89    $   1.98    $   2.22    $   1.25
Weighted average shares outstanding  476,512     476,496     476,117     476,370

SUPPLEMENTARY INFLATION ADJUSTED FINANCIAL DATA

Inflation-adjusted accounting has not been applied to the Company's financial information as management does not believe this type of analysis provides useful information within the financial services industry. The Company currently does not meet the asset size criteria which would make detailed disclosure of inflation adjusted data mandatory.

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

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                       Twelve Months Ended 12/31/95
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate

Assets:
  Earning assets
   Loans, net of
     unearned income                   $149,940   $14,070       9.38%
   Investment securities:
     Taxable                            114,685     6,755       5.89
     Tax-exempt                          14,525     1,344       9.25
   Federal funds sold and
     securities purchased under
     agreement to resell                 15,136       882       5.83

   Other earning assets                     116         7       6.03
      Total earning assets             $294,402   $23,058       7.83
   Other assets                          21,600
      Total assets                     $316,002

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $196,195     8,032       4.09
     Federal funds purchased and
      securities sold under
      agreement to repurchase            39,332     2,002       5.09
     Other short-term borrowings          1,439        81       5.63
       Total interest-bearing
        liabilities                    $236,966   $10,115       4.27
   Noninterest-bearing deposits          45,839
   Other liabilities                      2,084
   Stockholders' equity                  31,113
       Total liabilities and
        stockholders' equity           $316,002
   Net interest income as a
     percent of total
     earning assets                    $294,402   $12,943       4.40%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   457

Ratios:
Annualized return on average total assets                       1.19%
Annualized return on average stockholders' equity              12.07
Cash dividends declared as a percent of net income             38.13
Average stockholders' equity as a percent of:
  Average total assets                                          9.85
  Average total deposits                                       12.85
  Average loans, net of unearned income                        20.75
Average earning assets as a percent of
average total assets                                           93.16%


(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $479 as of December 31, 1995 are included in loans, net of unearned income, for purpose of this analysis.

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                         Twelve Months Ended 12/31/94
                                       Average   Interest    Avg.Annual
                                       Balance   Income/      Yield or
                                                 Expense(2)    Rate

Assets:
 Earning assets
   Loans, net of
    unearned income                    $140,104   $12,034       8.59%

Investment Securities:
     Taxable                            107,891     6,240       5.78
     Tax-exempt                          16,098     1,518       9.43
    Federal funds sold and
     securities purchased under
     agreement to resell                 14,127       564       3.99
   Other earning assets                     116         7       6.03
      Total earning assets             $278,336   $20,363       7.32
   Other assets                          19,259
      Total assets                     $297,595

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $190,589     6,460       3.39
     Federal funds purchased and
      securities sold under
      agreement to repurchase            35,037     1,111       3.17
     Other short-term borrowings          1,163        42       3.61
       Total interest-bearing
        liabilities                    $226,789   $ 7,613       3.36
   Noninterest-bearing deposits          40,181
   Other liabilities                      2,167
   Stockholders' equity                  28,458
       Total liabilities and
        stockholders' equity           $297,595
   Net interest income as a
     percent of total
     earning assets                    $278,336   $12,750       4.58%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   516


Ratios:
Annualized return on average total assets                       1.18%
Annualized return on average stockholders' equity              12.29
Cash dividends declared as a percent of net income             27.31
    Average stockholders' equity as a percent of:
    Average total assets                                        9.56
    Average total deposits                                     12.33
    Average loans, net of unearned income                      20.31
Average earning assets as a percent of
average total assets                                           93.53%


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

                      CNB Corporation and Subsidiary
                          Selected Financial Data

                                       Twelve Months Ended 12/31/93
                                      Average   Interest    Avg.Annual
                                      Balance   Income/      Yield or
                                                Expense(2)    Rate

Assets:
 Earning assets
   Loans, net of
    unearned income                    $131,599   $11,304       8.59%

Investment Securities:
     Taxable                             90,492     5,631       6.22
     Tax-exempt                          15,190     1,521      10.01
    Federal funds sold and
     securities purchased under
     agreement to resell                 26,176       773       2.95
   Other earning assets                     116         7       6.03
      Total earning assets             $263,573   $19,236       7.30
   Other assets                          17,921
      Total assets                     $281,494

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $181,100     6,334       3.50
     Federal funds purchased and
      securities sold under
      agreement to repurchase            35,278       998       2.83
     Other short-term borrowings          1,335        35       2.62
     Mortgage Indebtedness and
      obligations under
      capitalized leases                     31         2       8.00
       Total interest-bearing
        liabilities                    $217,744   $ 7,369       3.38
   Noninterest-bearing deposits          34,683
   Other liabilities                      3,252
   Stockholders' equity                  25,815
       Total liabilities and
        stockholders' equity           $281,494
   Net interest income as a
     percent of total
     earning assets                    $263,573   $11,867       4.50%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   517

Ratios:
Annualized return on average total assets                       1.17%
Annualized return on average stockholders' equity              12.77
Cash dividends declared as a percent of net income             24.08
    Average stockholders' equity as a percent of:
    Average total assets                                        9.17
    Average total deposits                                     11.96
    Average loans, net of unearned income                      19.62
Average earning assets as a percent of
average total assets                                           93.63%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $31 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $1,015 as of December 31, 1993 are included in loans, net of unearned income, for purpose of this analysis.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1995 and 1994
                                                            (Dollars in Thousands)
                                                                                                                       Change
                               Average  Average                          Interest   Interest            Change Change  Due To
                                Volume   Volume Yield/Rate Yield/Rate Earned/Paid Earned/Paid           Due to Due To  Rate X
                                 1995     1994   1995 (1)   1994 (1)   1995 (1)    1994 (1)    Variance  Rate  Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    149,940  140,104    9.38%      8.59%   14,070      12,034       2,036     1,111    847     78
Investment securities:
 Taxable                       114,685  107,891    5.89%      5.78%    6,755       6,240         515       118    390      7
 Tax-exempt                     14,525   16,098    9.25%      9.43%    1,344       1,518        (174)      (29)  (148)     3
Federal funds sold and
 securities purchased under
  agreement to resell           15,136   14,127    5.83%      3.99%      882         564         318       260     40     18
Other earning assets               116      116    6.03%      6.03%        7           7           -         -      -      -

Total Earning Assets           294,402  278,336    7.83%      7.32%   23,058      20,363       2,695     1,460  1,129    106

Interest-bearing Liabilities:

Interest-bearing deposits      196,195  190,589    4.09%      3.39%    8,032       6,460       1,572     1,340    193     39
Federal funds purchased and
 securities sold under
 agreement to repurchase        39,332   35,037    5.09%      3.17%    2,002       1,111         891       673    136     82
Other short-term borrowings      1,439    1,163    5.63%      3.61%       81          42          39        23     10      6


Total Interest-bearing
 Liabilities                   236,966  226,789    4.27%      3.36%   10,115       7,613       2,502     2,036    339    127
Interest-free Funds
 Supporting Earning Assets      57,436   51,547

Total Funds Supporting

Earning Assets                 294,402  278,336    3.43%      2.74%   10,115       7,613       2,502     2,036    339    127

Interest Rate Spread                               3.56%      3.96%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                             .84%       .62%

Net Yield on Earning Assets                        4.40%      4.58%    12,943     12,750

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1994 and 1993
                                                            (Dollars in Thousands)
                                                                                                                      Change
                               Average Average                        Interest     Interest             Change Change Due To
                                Volume  Volume Yield/Rate Yield/Rate Earned/Paid  Earned/Paid           Due to Due To Rate X
                                 1994    1993   1994 (1)   1993 (1)   1994 (1)     1993 (1)   Variance  Rate   Volume Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    140,104  131,599    8.59%      8.59%   12,034      11,304         730        -     730      -
Investment securities:
 Taxable                       107,891   90,492    5.78%      6.22%    6,240       5,631         609     (398)  1,082    (75)
 Tax-exempt                     16,098   15,190    9.43%     10.01%    1,518       1,521          (3)     (88)     91     (6)
Federal funds sold and
 securities purchased under
 agreement to resell            14,127   26,176    3.99%      2.95%      564         773        (209)     272    (355)  (126)
Other earning assets               116      116    6.03%      6.03%        7           7           -        -       -      -

Total Earning Assets           278,336  263,573    7.32%      7.30%   20,363      19,236       1,127     (214)  1,548   (207)

Interest-bearing Liabilities:

Interest-bearing deposits      190,589  181,100    3.39%      3.50%    6,460       6,334         126     (199)    332     (7)
Federal funds purchased and
 securities sold under
 agreement to repurchase        35,037   35,278    3.17%      2.83%    1,111         998         113      120      (7)     -
Other short-term borrowings      1,163    1,335    3.61%      2.62%       42          35           7       13      (5)    (1)
Mortgage indebtedness and
 obligations under capital-
 ized leases                         -       31     -         8.00%        -           2          (2)       -      (2)     -

Total Interest-bearing
 Liabilities                   226,789  217,744    3.36%      3.38%    7,613       7,369         244      (66)    318     (8)
Interest-free Funds
 Supporting Earning Assets      51,547   45,829

Total Funds Supporting

Earning Assets                 278,336  263,573    2.74%      2.80%    7,613       7,369         244      (66)    318     (8)

Interest Rate Spread                               3.96%      3.92%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                             .62%       .58%

Net Yield on Earning Assets                        4.58%      4.50%   12,750      11,867

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                              INVESTMENT SECURITIES

Investment securities with a par value of $66,115, $50,615, and $53,905 at December 31, 1995, 1994, and 1993, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1995, 1994, and 1993.


                                              December 31, 1995
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $11,022  $   19      $   21      $11,020    5.04%
   One to five years        28,674     591          37       29,228    6.31%

                            36,696     610          58       40,248    5.96%

  Federal agencies
   Within one year             417       3           -          420    7.98%
   One to five years        20,181     179          19       20,341    5.94%
   After ten years             913       1          15          899    6.34%

                            21,511     183          34       21,660    6.00%

  State, county and municipal
    One to five years          326      16           -          342    7.85%

    Total available
     for sale              $61,533  $  809      $   92      $62,250    5.98%

HELD TO MATURITY
  United States Treasury
   Within one year         $13,077  $   59      $    5      $13,131    5.85%
   One to five years        38,875     378         145       39,108    5.48%
                            51,952     437         150       52,239    5.57%

  Federal agencies
   Within one year           5,007      69           -        5,076    8.04%
   One to five years         3,004      65           -        3,069    6.12%
   Six to ten years          2,002      34           -        2,036    6.40%
                            10,013     168           -       10,181    7.14%

  State, county and municipal
   Within one year           1,674      17           1        1,690    9.33%
   One to five years         6,216     273           8        6,481    8.81%
   Six to ten years          6,069     120          35        6,154    7.28%
   After ten years             478       8           -          486    7.61%
                            14,437     418          44       14,811    8.19%

  Total held to maturity   $76,402  $1,023      $  194      $77,231    6.27%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1995, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

On December 6, 1995, the Bank transferred a portion of the portfolio from securities held to maturity to the available for sale classification. These securities had an amortized cost of $11,566,000 and an unrealized loss of $68,000 on the date of transfer. This one-time reassessment of securities was done in compliance with the "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board.

                     INVESTMENT SECURITIES, continued

                                              December 31, 1994
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 4,985      -           9         4,976    6.93%
   One to five years        31,304      -         944        30,360    6.34%

                            36,289      -         953        35,336    6.42%


  Federal agencies
   Within one year           4,006     11           2         4,015    7.31%
   One to five years         2,523     12           2         2,533    6.62%
   After ten years           1,051      -          60           991    5.26%

                             7,580     23          64         7,539    6.80%


  State, county and
   municipal
   Within one year             303      7           -           310   12.45%
   One to five years           326      7           -           333    7.85%

                               629     14           -           643   10.05%

    Total available
     for sale              $44,498  $  37      $1,017       $43,518    6.53%

HELD TO MATURITY
  United States Treasury
   One to five years       $58,669  $   6      $3,132       $55,543    5.46%

  Federal agencies
   Six to ten years          8,995     12         359         8,648    6.65%

  State, county and
   municipal
   Within one year           2,932     39           1         2,970   11.64%
   One to five years         5,611    101          54         5,658    9.10%
   Six to ten years          6,888     66         344         6,610    7.73%

                            15,431    206         399        15,238    8.97%

  Total held to maturity   $83,095  $ 224      $3,890       $79,429    6.25%

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

Total,State and Political
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

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 1995, 1994, 1993, 1992, and 1991 by major classification:


                                      1995      1994        1993       1992      1991

Real estate Loans  - mortgage      $ 95,451  $ 89,728    $ 84,806   $ 84,298  $ 71,192
                   - construction     5,453     6,328       4,051      5,768     7,043

Loans to farmers                      1,032     1,180         971        881       680
Commercial and industrial loans      23,133    17,472      14,612     15,102    16,416
Loans to individuals for household
  family and other consumer
  expenditure                        28,095    30,700      28,493     27,039    27,583
All other loans, including
  overdrafts                            334       186          87         89        94
  Gross Loans                       153,498   145,594     133,020    133,177   123,008
    Less unearned income             (1,094)   (1,231)     (1,286)    (1,554)   (2,048)
    Less reserve for loan losses     (2,242)   (2,220)     (2,170)    (2,029)   (1,814)
     Net loans                     $150,162  $142,143    $129,564   $129,594  $119,146


           MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $105,744,000 and $96,708,000 in fixed rate loans as of December 31, 1995 and 1994, respectively. At December 31, 1995, and 1994, fixed rate loans with maturities in excess of one year amounted to approximately $75,380,000 and $67,588,000, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1995, 1994, 1993, 1992, 1991:

                                                December 31,
                                   1995    1994    1993    1992    1991
   Nonaccrual loans              $  479  $1,062  $1,015  $1,091  $  179

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $   87  $   55  $  221  $  318  $  334

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1995 is as follows:

                                                     1995

   Interest included in income during the
   year                                              $  2

   Interest which would have been included
   at the original contract rates                    $ 60

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

As of December 31, 1995, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".


                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1995, the Company had no foreign loans outstanding.


                            LOAN CONCENTRATIONS

As of the year ended December 31, 1995, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.


                        OTHER INTEREST-BEARING ASSETS

The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc.. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management has determined that any impairment of the approximate $2,100,000 cash surrender value of the policies is remote due to the current financial stability of the U.S. subsidiary. Accordingly, no loss contingency has been provided for 1995.

As of December 31, 1995, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:


                                                 Year Ended December 31,

                                      1995     1994        1993     1992       1991

Loans (net of unearned income):
  Average loans outstanding for
  the period                        $149,940 $140,104   $131,599  $128,859   $116,798
Reserve for loan losses:
  Balance at beginning
    of period                       $  2,220 $  2,170   $  2,029  $  1,814   $  1,683
  Charge-offs:
    Commercial, financial, and
     agricultural                        133      122        174       226        142

    Real Estate - construction
                  and mortgage             3       57        211       207         27

    Loans to individuals                 313      277        222       270        296

      Total charge-offs             $    449 $    456   $    607  $    703   $    465

  Recoveries:
    Commercial, financial, and
     agricultural                        166       58         96        58         95

    Real estate-construction
     and mortgage                         44       35        108         2         10

    Loans to individuals                 151      118         99       113         76

      Total recoveries              $    361 $    211   $    303  $    173   $    181

  Net charge-offs                   $     88 $    245   $    304  $    530   $    284
  Additions charged to operations   $    110 $    295   $    445  $    745   $    415
  Balance at end of period          $  2,242 $  2,220   $  2,170  $  2,029   $  1,814
  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period        .06%     .17%       .23%      .41%       .24%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $200 during 1996.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1995       1994       1993


 Noninterest bearing demand deposits     45,839     40,181     34,683
 Interest bearing demand deposits        43,415     44,249     40,037
 Savings deposits                        33,512     41,870     34,882
 Time deposits                          119,268    104,470    106,181
  Total deposits                        242,034    230,770    215,783


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1995      1994       1993

  Interest bearing demand deposits        2.12%     2.39%      2.33%
  Savings deposits                        3.28%     3.88%      3.22%
  Time deposits                           5.04%     3.71%      4.03%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1995:

            Time Certificates of Deposit
            Maturity within 3 months or less         $14,610
            Over 3 through 6 months                    5,394
            Over 6 through 12 months                   5,803
            Over 12 months                             2,700
              Total                                   28,507

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                   Year ended December 31,

                                                   1995      1994      1993

   Return on average total assets                  1.19%     1.18%     1.17%
   Return on average stockholders' equity         12.07%    12.29%    12.77%
   Cash dividend payout ratio                     38.13%    27.31%    24.08%
   Average equity to average assets ratio          9.85%     9.56%     9.17%



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

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1995       1994       1993
    agreement to repurchase         $36,935    $29,236    $31,819


The following information relates to short-term borrowings outstanding during 1995, 1994, and 1993:

                          Maximum Amount        Weighted Average
                        Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1995    1994    1993    1995   1994   1993
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $47,707 $41,537 $38,722  5.10%  4.29%  3.01%


                                         Year ended December 31,
                                       1995       1994       1993
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding  $39,332     $35,037    $35,278
  Weighted average interest rate paid  5.09%       3.17%      2.83%

                           ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has nine permanent offices in Horry County. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded
in 1982, contains approximately 33,616 square feet.   In addition, the Bank
has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), and Myrtle Beach in the City of Myrtle Beach
(12,000 square feet).   Of the nine offices, the bank owns the principal
office, the office at Red Hill, Northside, Main Street, Socastee, Aynor, and Myrtle Beach. All other facilities are leased by the Bank under long-term leases with renewal options. In addition to the existing facilities, the Company has purchased approximately one and one-half acres of land as a future office site on Highway 17 south of Myrtle Beach in the Murrell's Inlet area which is not expected to be utilized within the next two years. The Company opened a ninth banking office on Twenty-First Avenue in Myrtle Beach on two acres of land previously purchased. This Myrtle Beach office is 12,000 square feet with twelve employees and opened in August, 1995.


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1995.

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

        ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On April 11, 1995, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected four directors to serve for a three-year term; and
2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, an independent auditors for the Company and its subsidiary for the year ending December 31, 1995.

                               PART II

        ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                      RELATED SECURITY HOLDER MATTERS


As of December 31, 1995, there were approximately 586 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices
at which all shares of Company stock have traded.   The following table sets
forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 20% stock dividend paid during 1994.

                                           1995               1994
                                      High       Low     High      Low

                    First  Quarter  $66.25    $66.25   $63.33   $63.33
                    Second Quarter  $79.75    $66.25   $63.54   $63.33
                    Third  Quarter  $79.75    $79.75   $63.54   $63.54
                    Fourth Quarter  $88.75    $79.75   $66.25   $63.54


Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.00 per share in 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September, 1994, a 50% stock dividend in July, 1989, a 20% stock dividend
in August, 1987 and a 15% stock  dividend in November, 1985.   There can be
no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

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



                                                       Year Ended December 31,
                                    1995     1994      1993      1992      1991
Selected Income Statement Data:
Total Interest Income               $ 22,601 $ 19,847  $ 18,719  $ 19,244  $ 20,609
Total Interest Expense                10,115    7,613     7,369     8,666    11,554
Net Interest Income                   12,486   12,234    11,350    10,578     9,055
Provision for Possible Loan Lossess      110      295       445       745       415
Net Interest Income after
Provision for Possible Loan
  Losses                              12,376   11,939    10,905     9,833     8,640
Total Other Operating Income           2,954    2,814     2,735     2,564     2,207
Total Other Operating Expense          9,797    9,599     8,850     8,461     7,647
Income Before Income Taxes             5,533    5,154     4,790     3,936     3,200
Income Taxes                           1,777    1,657     1,493     1,030       750
Net Income                          $  3,756 $  3,497  $  3,297  $  2,906  $  2,450


Per Share:
Net Income Per Weighted Average
 Shares Outstanding*                $   7.86 $   7.34  $   6.92  $   6.09  $   5.13
Cash Dividend Paid Per Share        $   3.00 $   2.00  $   2.00  $   2.00  $   1.50
 Weighted Average Shares
 Outstanding*                        477,820  476,370   476,546   477,389   477,246

*Restated for stock dividend

Selected Balance Sheet Data:
Assets                              $324,694 $297,120  $283,380  $268,078  $241,651
Net Loans                            150,162  142,143   129,564   129,594   119,146
Investment Securities                138,652  126,613   116,185   101,703    84,741
Federal Funds Sold                     7,300    3,125    14,400    16,125    20,125

Deposits:
 Non-Interest-Bearing               $ 44,723 $ 40,986  $ 35,369  $ 30,973  $ 25,807
Interest-Bearing                     206,433  193,207   183,933   177,866   169,162
 Total Deposits                     $251,156 $234,193  $219,302  $208,839  $194,969
Stockholders' Equity                $ 32,195 $ 28,857  $ 26,820  $ 24,443  $ 22,323

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 9.6%
from $131,734   at  December 31, 1993 to $144,363 at December 31, 1994; and
5.6% from December 31, 1994 to $152,404 at December 31, 1995. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 1994 and relatively strong in 1995. During 1995, increased rate and term competition on commercial loans within our market area somewhat reduced the anticipated rate of loan growth. Loans, net of unearned income, increased as a percentage of total assets from 46.5% at year-end 1993 to 48.6% at year-end 1994 but shrank to 46.9% at year-end 1995.
Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 46.1% at year-end 1993 to 43.7% at year-end 1994 but grew to 45.0% at year-end 1995 as funds have been utilized to balance the fluctuations in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets have increased from 7.4% in 1993 to 7.7% in 1994 to 8.1% in 1995 due to significant infrastructure expenditures. During 1994 a new mainframe, communications system, and PC network were installed; and during 1995, a ninth banking office was opened. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 12.5% at December 31, 1993 to 13.8% at December 31, 1994, but remained at 13.8% at December 31, 1995 and are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 77.0% at December 31, 1993 to 75.7% at December 31, 1994 to 75.2% at December 31, 1995.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1995, 1994 and 1993:

                                                           December 31,
                                                      1995      1994      1993
Assets:
  Earning assets
    Loans, net of unearned income                    46.9%     48.6%     46.5%
            Investment securities:
          Taxable                                    38.3      37.1      35.6
          Tax-exempt                                  4.4       5.5       5.4
    Federal funds sold and securities
     purchased under agreement to resell              2.3       1.1       5.1
     Other earning assets                              -         -         -
       Total earning assets                          91.9      92.3      92.6
       Other assets                                   8.1       7.7       7.4
         Total assets                               100.0%    100.0%    100.0%
     Liabilities and stockholders' equity:
    Interest-bearing liabilities:
     Interest-bearing deposits                       63.6%     65.0%     64.9%
      Federal funds purchased and securities
       sold under agreement to repurchase            11.4       9.9      11.2
      Other short-term borrowings                      .2        .8        .9
       Total interest-bearing liabilities            75.2      75.7      77.0
    Non-interest-bearing deposits                    13.8      13.8      12.5
    Other liabilities                                 1.1        .8       1.0
    Stockholders' equity                              9.9       9.7       9.5
     Total liabilities and stockholders'equity       100.0%    100.0%    100.0%

Results of Operation

CNB Corporation and subsidiary experienced earnings in 1995, 1994 and 1993 of $3,756, $3,497 and $3,297, respectively, resulting in a return of average assets of 1.19%, 1.18%, and 1.17% and a return on average stockholders' equity of 12.07%, 12.29% and 12.77%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $324,694 at December 31, 1995 as compared to $297,120 at December 31, 1994 and $283,380 at December 31, 1993. The following table sets forth the financial highlights for fiscal years 1995, 1994, and 1993.

                            CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)

               December 31,  1994 to 1995   December 31,    1993 to 1994  December 31,
                  1995         Percent         1994            Percent       1993
                              Increase                         Increase
                              (Decrease)                      (Decrease)

Net interest
 income after
 provision for
 loan losses        $ 12,376        3.7%    $ 11,939             9.5%      $ 10,905

Income before
 income taxes          5,533        7.4       5,154              7.6          4,790

Net Income             3,756        7.4       3,497              6.1          3,297
 Per share
 (weighted
 average of
 shares
 outstanding)*      $   7.86        7.1     $   7.34             6.1       $   6.92

Cash dividends
 declared              1,432       49.9         955             20.3            794

 Per share          $   3.00       50.0     $   2.00              -        $   2.00


Total assets        $324,694        9.3%    $297,120             4.8%      $283,380

Total deposits       251,156        7.2      234,193             6.8       219,302

Loans, net of
 unearned income     152,404        5.6      144,363             9.6       131,734

Investment
 securities          138,652        9.5      126,613             9.0       116,185

Stockholders'
 equity               32,195       11.6      28,857              7.6        26,820

Book value per
 share* - actual
 number of
 shares outstanding $  67.43       11.5     $  60.46             7.3       $ 56.35

*Restated for
 stock dividend

Ratios(1):

Returns on
 average total
 assets                 1.19%        .8        1.18%              .9          1.17%

Return on
 average
 stockholders'
 equity                12.07%      (1.8)      12.29%            (3.8)        12.77%

(1) For the fiscal years ended December 31, 1995, 1994, and 1993, average total assets amounted to $316,002, $297,595, and $281,494 with average stockholders' equity totaling $31,113, $28,458, and $25,815, respectively.

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

The Bank has maintained   strong  net  interest   margins  in 1995,   1994
and 1993 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $11,867 in 1993 and
$12,735 in 1994 to $12,943 in 1995.   During the three-year period,  total
fully-tax-equivalent interest income increased by 5.8% from $19,236 in 1993 to $20,348 in 1994 and increased 13.3% in 1995 to $23,058. Over the same period, total interest expense increased by 3.3% from $7,369 in 1993 to $7,613 in 1994 and increased 32.9% to $10,115 in 1995. The increase in 1994 interest income and interest expense was caused by an increase in market interest rates. The significant increase in 1995 interest income and expense reflects a rapid rise in market interest rates coupled with higher volumes of bank assets and liabilities. Fully-tax-equivalent net interest income as a percentage of average total earning assets has moved in a narrow range from 4.5% in 1993 to 4.6% in 1994 and 4.4% in 1995.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1995, 1994, and 1993. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset
(RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                    Interest Rate Sensitivity Analysis

                                                              Over 1 to 5  Over 5
                            1 Day   90 Days  180 Days  365 Days  Years     Years
Rate Sensitive Assets (RSA)
 Federal Funds Sold           7,300       0        0         0         0         0
 Investment Securities            0   6,849    8,265    16,983    98,004     8,550
 Loans(net of non
  -accruals $479)            47,754  10,736    6,522    11,033    49,639    27,335
Total, RSA                   55,054  17,585   14,787    28,016   147,643    35,885
Rate Sensitive
 Liabilities (RSL)
 Deposits:
 Certificates of
  Deposit of                      0  14,610    5,394     5,803     2,700         0
  $100,000 or more
 All Other Time
  Deposits                        0  31,074   26,049    19,585    12,167         0
 Money Market
  Deposit Accounts           13,703       0        0         0         0         0
 Securities Sold
  Under Repurchase           19,979     990    7,500     2,350     6,116         0
       Agreements

 Total, RSL                  33,682  46,674   38,943    27,738    20,983         0
 RSA-RSL                     21,372 (29,089) (24,156)      278   126,660    35,885
 Cumulative RSA-RSL          21,372  (7,717) (31,873)  (31,595)   95,065   130,950
 Cumulative RSA/RSL            1.63     .90      .73       .79      1.57      1.78

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $110 in 1995, $295 in 1994, and $445 in 1993. Net loan charge-offs totalled $88 in 1995, $245 in 1994, and $304 in 1993 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.49% at December 31, 1995, 1.56% at December 31, 1994, and 1.67% at December 31, 1993.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $1,546 at December 31, 1995, $(4,646) at December 31, 1994, and $2,855 at December 31, 1993. The Bank did not recognize a gain or loss on security transactions in 1993. The market value of investment securities declined during 1994 due to the rapid rise in overall market rates and rose again in 1995 as rates retreated. Security losses of $167 were taken in 1994 in transactions to sell short-term low-yielding bonds and re-investing in higher-yielding intermediate-term bonds. Security gains of $25 were taken in early 1995 when bonds were sold to provide additional primary liquidity.

Other Income - Other income, net of security sales, increased by 9.0% from $2,735 in 1993 to $2,981 in 1994 and fell 1.7% from $2,981 in 1994 to $2,929 in 1995. The increase in 1994 was the result of higher volume in deposit and loan accounts and an overall service charge rate increase put into effect June 1, 1993. Other income fell in 1995 due to lower service charge income booked on deposit accounts, offset somewhat by higher merchant discount income.

Other Expenses - Other expenses increased by 8.5% from $8,850 in 1993 to $9,599 in 1994 and 2.1% from $9,599 in 1994 to $9,797 in 1995. The components of other expenses are salaries and employee benefits of $4,927, $5,285, and $5,695; occupancy and furniture and equipment expenses of $1,341, $1,550, and $1,504; and other operating expenses of $2,582, $2,764,
and $2,598 for 1993, 1994, and 1995, respectively.   The increase in salaries
and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and the 1995 addition of a 12-person Myrtle Beach office. The significant increase in occupancy and furniture and equipment expenses in 1994 was due to the purchase and installation of a new computer mainframe and software; upgraded communications equipment; and approximately ninety personal computers throughout the Bank. During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) announced that the bank insurance fund was fully capitalized and banks were due a rebate of excessive paid-in insurance premiums. The Conway National Bank received a $145 FDIC insurance premium rebate and is currently experiencing significantly lower premiums as is evidenced in the decline in 1995 other operating expenses. Looking ahead, non-interest expense should grow at only a nominal rate as no significant staffing and infrastructure expenditures are expected in the near-term, plus the Bank is experiencing some relief from significant FDIC premiums paid in the past.

Income Taxes - Provisions for income taxes increased 11.0% from $1,493 in 1993 to $1,657 in 1994 and 7.2% from $1,657 in 1994 to $1,777 in 1995.
The increase in income taxes is primarily due to an increase in income before income taxes of 7.6% from $4,790 in 1993 to $5,154 in 1994 and 7.4% from $5,154 in 1994 to $5,533 in 1995. Also, the utilization of tax-free income as a percentage of income before income taxes declined in 1994 and 1995.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon
the liquidity of  bank assets to  meet  these  needs.   The  bank's liquidity
sources include  cash and due from banks,  federal funds sold and short-term
investments.   In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis,
to borrow funds  from  the  Federal Reserve System.   The Company has cash
balances on hand of $2,927, $2,358, and $1,717 at December 31, 1995, 1994,
and 1993 with liabilities, consisting of cash dividends payable, totalling $1,432, $955, and $794, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $32,195, $28,857, and $26,820 at December 31, 1995, 1994, and 1993, representing 9.92%, 9.71%, and 9.46% of total
assets, respectively.   At December 31, 1995, the Bank exceeds quantitative
measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during the third quarter of 1995. This decrease had a positive effect on earnings in 1995 and should favorably impact future years income. (see NET INCOME - Other Expenses). The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                      ITEM 8. - FINANCIAL STATEMENTS












                      CNB CORPORATION AND SUBSIDIARY

                REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

           For the years ended December 31, 1995, 1994, and 1993

                      CNB CORPORATION AND SUBSIDIARY
                          CONWAY, SOUTH CAROLINA


                                 CONTENTS


                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            33

FINANCIAL STATEMENTS
      Consolidated balance sheets                             34
      Consolidated statements of income                       35
      Consolidated statements
       of changes in stockholders' equity                     36
      Consolidated statements of cash flows                   37

NOTES TO FINANCIAL STATEMENTS                            38 - 50

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

     Members of the American Institute of Certified Public Accountants

                             Greenville, S.C.
                              Greenwood, S.C.
                              Anderson, S.C.
                                Aiken, S.C.
                              Columbia, S.C.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
CNB Corporation
Conway, South Carolina

      We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                    Elliott, Davis & Company, L.L.P.











January 11, 1996

                      CNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                (amounts, except share data, in thousands)

                                                December 31,
                                             1995        1994
ASSETS
CASH AND DUE FROM BANKS - Notes 2 and 16  $ 15,605    $ 14,552
FEDERAL FUNDS SOLD - Note 16                 7,300       3,125
INVESTMENT SECURITIES HELD TO MATURITY
  (fair value $77,231 in 1995 and
  $79,429 in 1994)-Notes 3 and 16           76,402      83,095
INVESTMENT SECURITIES AVAILABLE
FOR SALE -
  Notes 3 and 16                            62,250      43,518
LOANS - Notes 4 and 16                     153,498     145,594
  Less unearned income                      (1,094)     (1,231)
  Less allowance for loan losses            (2,242)     (2,220)
      Net loans                            150,162     142,143
PREMISES AND EQUIPMENT - Note 5              7,166       5,310
ACCRUED INTEREST RECEIVABLE                  3,287       2,920
OTHER ASSETS                                 2,522       2,457
                                          $324,694    $297,120
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits - Notes 6 and 16
      Noninterest-bearing                 $ 44,723    $ 40,986
      Interest-bearing                     206,433     193,207
            Total deposits                 251,156     234,193
Securities sold under repurchase
agreements -
  Notes 7 and 16                            36,935      29,236
  United States Treasury demand notes -
      Note 16                                  766       2,494
  Other liabilities                          3,619       2,320
  Minority interest
      in consolidated subsidiary                23          20
            Total liabilities              292,499     268,263

COMMITMENTS AND CONTINGENT LIABILITIES -
  Notes 10 and 11
STOCKHOLDERS' EQUITY
  Common stock - $10 par value;
      authorized 500,000 shares;
      issued 479,093 shares                  4,791       4,791

  Capital in excess of par value of stock   15,676      15,659
  Retained earnings                         11,431       9,107
  Net unrealized holding gain (loss) on
       investment securities
       available for sale                      430        (588)
                                            32,328      28,969
  Less 1,640 shares and 1,768 shares held
       in Treasury at cost                    (133)       (112)

            Total stockholders' equity      32,195      28,857
                                          $324,694    $297,120

See notes to consolidated financial statements which are an integral part of these statements.

                           CNB CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                   (amounts, except per share data, in thousands)
                                                        For the years ended
                                                            December 31,
                                                 1995        1994        1993
INTEREST INCOME
  Loans and fees on loans                       $14,070     $12,034     $11,304
  Investment securities
    Taxable                                       6,755       6,240       5,631
    Nontaxable                                      887       1,002       1,004
      Total interest on
        investment securities                     7,642       7,242       6,635
  Federal funds sold                                882         564         773
  Other                                               7           7           7
      Total interest income                      22,601      19,847      18,719

INTEREST EXPENSE
  Deposits                                        8,032       6,460       6,334
  Securities sold under
   repurchase agreements                          2,002       1,111         998
  United States Treasury demand notes                81          42          37

      Total interest expense                     10,115       7,613       7,369
      Net interest income                        12,486      12,234      11,350

PROVISION FOR LOAN LOSSES                           110         295         445

      Net interest income after
        provision for loan losses                12,376      11,939      10,905

NONINTEREST INCOME
  Service charges on deposit accounts             1,795       1,844       1,838
  Other service and exchange charges              1,134       1,137         897
  Gain (loss) on sale of investment
    securities available for sale                    25        (167)         -
      Total noninterest income                    2,954       2,814       2,735

NONINTEREST EXPENSES
  Salaries and wages                              4,552       4,214       3,938
  Pensions and other employee benefits            1,143       1,071         989
  Occupancy                                         568         600         572
  Furniture and equipment                           936         950         769
  Liability insurance                               310         592         546
  Office supplies                                   304         260         272
  Credit card operations                            528         563         374
  Other operating expenses                        1,453       1,346       1,388
  Minority interest in
    income of subsidiary                              3           3           2
      Total noninterest expenses                  9,797       9,599       8,850
      Income before provision for income taxes    5,533       5,154       4,790

PROVISION FOR INCOME TAXES - Note 9               1,777       1,657       1,493
NET INCOME                                      $ 3,756     $ 3,497     $ 3,297
NET INCOME PER SHARE OF COMMON STOCK            $  7.86     $  7.34     $  6.92

See notes to consolidated financial statements which are an integral part of these statements.

                                          CNB CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               For the years ended December 31, 1995, 1994 and 1993
                                    (amounts, except share data, in thousands)
                                                                                    Net unrealized
                                                                                    holding gain
                                                      Capital in                    (loss) on
                                                      excess of                     securities
                                            Common    par value Retained   Treasury available   Total
                                    Shares  stock     of stock  earnings   stock    for sale    equity
BALANCE, DECEMBER 31, 1992          399,353 $ 3,994   $11,325   $ 9,175    $  (51)  $      -   $24,443

            1993
Net income                                -       -         -     3,297         -          -     3,297
Cash dividend, $2.00 per share            -       -         -      (794)          -        -      (794)
Treasury stock transactions (net)         -       -         -         -      (139)         -      (139)
Gain on sale of treasury stock            -       -        13         -         -          -        13

BALANCE, DECEMBER 31, 1993,
as originally reported              399,353   3,994    11,338    11,678      (190)         -    26,820
Effect of adoption of SFAS 115,
 net of income taxes of $339              -       -         -         -         -        571       571

BALANCE, DECEMBER 31, 1993,
  as restated                       399,353   3,994    11,338    11,678      (190)       571    27,391

            1994
Net income                                -       -         -     3,497         -          -     3,497
Cash dividend, $2.00 per share            -       -         -      (955)        -          -      (955)
Stock dividend                       79,740     797     4,306    (5,113)        -          -       (10)
Treasury stock transactions (net)         -       -         -      -           78          -        78
Gain on sale of treasury stock            -       -        15      -            -          -        15
Net change in unrealized holding
 gain, net of income taxes of $731        -       -         -         -         -     (1,159)   (1,159)

BALANCE, DECEMBER 31, 1994          479,093   4,791    15,659     9,107      (112)      (588)   28,857

            1995
Net income                                -       -         -     3,756         -          -     3,756
Cash dividend, $3.00 per share            -       -         -    (1,432)        -          -    (1,432)
Treasury stock transactions (net)         -       -         -         -       (21)         -       (21)
Gain on sale of treasury stock            -       -        17         -         -          -        17
Net change in unrealized holding
 loss, net of income taxes of $678        -       -         -         -         -      1,018     1,018

BALANCE, DECEMBER 31, 1995          479,093 $ 4,791   $15,676   $11,431    $ (133)  $    430   $32,195

See notes to consolidated financial statements which are an integral part of these statements.

                           CNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (amounts in thousands)
                                                        For the years ended
                                                           December 31,
                                                  1995        1994        1993
OPERATING ACTIVITIES
Net income                                      $  3,756    $  3,497    $  3,297
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation                                       666         623         474
  Provision for loan losses                          110         295         445
  Provision for deferred income taxes                134          30           -
  Loss on sale of premises and equipment               -         107           -
  Changes in assets and liabilities:
    (Increase) decrease in
      accrued interest receivable                   (367)       (302)        74
    (Increase) decrease in other assets              (65)        (71)        454
    Increase (decrease) in other liabilities           9        (407)       (186)
    Increase in minority interest
      in subsidiary                                    3           1           2
Net cash provided by operating activities          4,246       3,773       4,560
INVESTING ACTIVITIES
  Proceeds from sale of investment
    securities available for sale                  4,973      14,672           -
  Proceeds from maturities of investment
    securities held to maturity                    3,474      17,627      30,392
  Proceeds from maturities of investment
    securities available for sale                  9,755       3,828           -
  Purchases of investment securities
    available for sale                           (20,198)    (20,379)          -
  Purchases of investment securities held
    to maturity                                   (8,346)    (27,156)    (44,874)
  Net (increase) decrease in federal
    funds sold                                    (4,175)     11,275       1,725
  Net increase in loans                           (8,129)    (12,874)       (415)
  Proceeds received from sale of premises
    and equipment                                     -            3           -
  Premises and equipment expenditures             (2,522)     (1,026)       (502)
Net cash used for investing activities           (25,168)    (14,030)    (13,674)
FINANCING ACTIVITIES
  Dividends paid                                    (955)       (794)       (797)
  Net increase in deposits                        16,963      14,891       9,364
  Increase (decrease) in securities sold
    under repurchase agreements                    7,699      (2,583)      3,635
  Increase (decrease) in United States
    Treasury demand notes                         (1,728)          2         113
  Treasury stock transactions (net)                   (4)         83        (126)
Net cash provided by financing activities         21,975      11,599      12,189
Net increase in cash and due from banks            1,053       1,342       3,075
CASH AND DUE FROM BANKS,
  BEGINNING OF YEAR                               14,552      13,210      10,135
CASH AND DUE FROM BANKS,
  END OF YEAR                                   $ 15,605    $ 14,552    $ 13,210
CASH PAID FOR
  Interest                                      $  9,772    $  8,002    $  7,490
  Income taxes                                  $  1,727    $  1,611    $  1,579

See notes to consolidated financial statements which are an integral part of these statements.

                      CNB CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and nature of operations
      The consolidated financial statements include the accounts of CNB Corporation ("the Company") and its majority-owned subsidiary, The Conway National Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated. The Bank operates under a national bank charter and provides full banking services to customers. The Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Board.
Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of credit risk
      The Company, through its subsidiary, makes commercial and personal loans to individuals and small businesses located primarily in the South Carolina coastal region. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.
Cash and cash equivalents
      For purposes of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks". Cash and cash equivalents have an original maturity of three months or less.
Investment securities
      In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Stockholders' equity has been restated in the consolidated statement of changes in stockholders' equity to reflect the effect of a change in accounting principle. Adoption of the standard had no effect on net income.

      Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity.
      Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Loans
      Interest on commercial loans is accrued and taken into income based upon the interest method. Interest on installment loans is accrued and taken into income based upon the sum-of-the-months-digits method. The results from the use of the sum-of-the-months-digits method are not materially different from those that would be obtained using the interest method.

                                                      (Continued)

Allowance for loan losses
      The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-off's in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

      Effective January 1, 1994, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The adoption of SFAS No. 114 had no effect on the balance sheet or income statement of the Company. The Company includes the provisions of SFAS No. 114 in the allowance for loan losses.
Premises and equipment
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using primarily accelerated methods. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.
Non-performing assets
      Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status. Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.
Income taxes
      Certain items of income and expense for financial reporting (principally accretion of bond discount, unrealized gain or loss from investment securities available for sale, provision for loan losses and depreciation) are recognized differently for income tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences as required under SFAS No. 109, "Accounting for Income Taxes."
Net income per share
      Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,820 in 1995, 476,370 in 1994, and 476,546 in 1993. The Company's Board of Directors declared a twenty percent stock dividend issuable on October 10, 1994, to stockholders of record on September 16, 1994. Per share data have been restated to reflect this dividend.


                                                      (Continued)

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

      The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

                  Cash and due from banks - The carrying amounts of
            cash and due from banks (cash on hand, due from banks and interest bearing deposits with other banks) approximate their fair value.
                  Federal funds sold - The carrying amounts of federal
            funds sold approximate their fair value.
                  Investment securities held to maturity and available for sale - Fair values for investment securities are based on quoted market prices.
                  Loans - For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
                  Deposits - The fair values disclosed for demand deposits
            are, by definition, equal to their carrying amounts. The carrying amounts of variable rate, fixed-term money market accounts and short-term certificates of deposit approximate their fair values at the reporting date. Fair values for long-term fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.
                  Short-term borrowings - The carrying amounts of borrowings under repurchase agreements and U. S. Treasury demand notes approximate their fair values.
                  Off-balance sheet instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

      The Bank is required to maintain average reserve balances either at the bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1995 and 1994 were approximately $4,306,000 and $3,988,000, respectively.

NOTE 3 - INVESTMENT SECURITIES
            The book value and approximate fair value of investment securities are summarized as follows (amounts in thousands):
                                                   1995
                               Book          Unrealized Holding   Fair
AVAILABLE FOR SALE             value      Gains        Losses     value
United States Treasury
  Within one year             $ 11,022   $    19      $    21    $11,020
  One to five years             28,674       591           37     29,228
                                39,696       610           58     40,248
Federal agencies
  Within one year                  417         3            -        420
  One to five years             20,181       179           19     20,341
  After ten years                  913         1           15        899
                                21,511       183           34     21,660
  State, county and municipal
  One to five years                326        16            -        342
Total available for sale      $ 61,533   $   809      $    92    $62,250
HELD TO MATURITY
United States Treasury
  Within one year             $ 13,077   $    59      $     5    $13,131
  One to five years             38,875       378          145     39,108
                                51,952       437          150     52,239
Federal agencies
  Within one year                5,007        69            -      5,076
  One to five years              3,004        65            -      3,069
  Six to ten years               2,002        34            -      2,036
                                10,013       168            -     10,181
State, county and municipal
  Within one year                1,674        17            1      1,690
  One to five years              6,216       273            8      6,481
  Six to ten years               6,069       120           35      6,154
  After ten years                  478         8            -        486
                                14,437       418           44      4,811
Total held to maturity        $ 76,402   $ 1,023      $   194    $77,231

                                                  1994
                              Book         Unrealized Holding     Fair
AVAILABLE FOR SALE            value        Gains        Losses    value
United States Treasury
  Within one year             $ 4,985    $       -    $       9  $ 4,976
  One to five years            31,304            -          944   30,360
                               36,289            -          953   35,336
Federal agencies
  Within one year               4,006           11            2    4,015
  One to five years             2,523           12            2    2,533
  After ten years               1,051            -           60      991
                                7,580           23           64    7,539
State, county and municipal
  Within one year                 303            7            -      310
  One to five years               326            7            -      333
                                  629           14            -      643
Total available for sale      $44,498    $      37    $   1,017  $43,518

                                                      (Continued)

NOTE 3 - INVESTMENT SECURITIES - (Continued)



                                            1994
                                         Unrealized
                        Book               Holding          Fair
HELD TO MATURITY        value        Gains       Losses      value
United States Treasury
  One to five years     $58,669     $     6     $ 3,132     $ 5,543
Federal agencies
  Six to ten years        8,995          12         359       8,648
State, county
 and municipal
  Within one year         2,932          39           1       2,970
  One to five years       5,611         101          54       5,658
  Six to ten years        6,888          66         344       6,610
                         15,431         206         399      15,238
Total held to maturity  $83,095     $   224     $ 3,890     $79,429

      Investment securities with an aggregate par value of approximately $66,115,000 at December 31, 1995 and $50,615,000 at December 31, 1994 were pledged to secure public deposits and for other purposes.

      On December 6, 1995, the Bank transferred a portion of the portfolio from securities held to maturity to the available for sale classification. These securities had an amortized cost of $11,566,000 and an unrealized loss of $68,000 on the date of transfer. This one-time reassessment of securities was done in compliance with the "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans by major classification (amounts in thousands):

                                              December 31,
                                           1995         1994
Real estate - mortgage                   $ 95,451     $ 89,728
Real estate - construction                  5,453        6,328
Commercial and industrial                  23,133       17,472
Loans to individuals for household,
 family and other consumer expenditures    28,095       30,700
Agriculture                                 1,032        1,180
All other loans, including overdrafts         334          186

                                         $153,498     $145,594

      The Company's loan portfolio consisted of approximately $105,744,000 and $96,708,000 in fixed rate loans as of December 31, 1995 and 1994, respectively. At December 31, 1995, fixed rate loans with maturities in excess of one year amounted to approximately $75,380,000.



                                                                (Continued)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - (Continued)

Changes in the allowance for loan losses are summarized as follows (amounts in thousands):

                                      1995        1994        1993
Balance, beginning of year          $ 2,220     $ 2,170     $ 2,029
Recoveries of loans previously
  charged against the allowance         361         211         303
Provided from current year's income     110         295         445
Loans charged against the allowance    (449)        456)       (607)

Balance, end of year                $ 2,242     $ 2,220     $ 2,170

            At December 31, 1995 and 1994, non-accrual loans totaled $479,000 and $1,062,000, respectively. The total amount of interest earned on non-accrual loans was $2,000 in 1995 and $22,000 in 1994. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $60,000 in 1995 and $93,000 in 1994.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 is summarized as follows (amounts in thousands):

                                                  1995        1994
Land and buildings                              $ 8,175     $ 6,250
Furniture, fixtures and equipment                 5,454       4,653

                                                 13,629      10,903
Less accumulated depreciation and amortization    6,463       5,909

                                                  7,166       4,994
Construction in progress                              -         316

                                                $ 7,166     $ 5,310

      Depreciation and amortization of bank premises and equipment charged to operating expense totaled $666,000 in 1995, $623,000 in 1994 and $474,000 in
1993.


NOTE 6 - DEPOSITS

      At December 31, 1995 and 1994, certificates of deposit of $100,000 or more totaled approximately $28,507,000 and $21,008,000, respectively. Interest expense on these deposits was approximately $1,182,000 in 1995, $750,000 in 1994, and $868,000 in 1993.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements are summarized as follows
(amounts in thousands):
                                             December 31  December 31
                                                  1995        1994
U. S. Government securities with a book value
  of $52,193 ($52,543 market value) and
  $35,875 ($34,249 market value) at
  December 31, 1995 and 1994, respectively,
  are used as collateral for the agreements.    $36,935     $29,236

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted-average interest rate of these agreements was 5.10 percent and 4.29 percent at December 31, 1995 and 1994, respectively. Securities sold under repurchase agreements averaged $39,332,000 and $35,037,000 during 1995 and 1994, respectively. The maximum amounts outstanding at any month-end were $47,707,000 and $41,537,000 during 1995 and 1994, respectively.

NOTE 8 - LINES OF CREDIT
      At December 31, 1995, the Bank had unused short-term lines of credit totaling $17,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

      The Company has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Company may borrow up to $5,000,000 under the arrangement at an interest rate of 5.15%. The note is secured by U.S. Treasury Notes with a market value of $6,039,000 at December 31, 1995. The amount outstanding under the note totaled $766,000 and $2,494,000 at December 31, 1995 and 1994, respectively.

NOTE 9 - INCOME TAXES
      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

                                     1995        1994        1993
Income taxes currently payable
  Federal                           $ 1,484     $ 1,469     $ 1,348
  State                                 159         158         145
                                      1,643       1,627       1,493
Tax consequences of differences
  Loan losses                            (7)         47          44
  Depreciation                           80         (57)        (46)
  Change of accounting method           (13)        (17)        (17)
  Accretion on investments               63           8           8
  Other                                  11          49          11
      Provision                     $ 1,777     $ 1,657     $ 1,493

                                                      (Continued)

NOTE 9 - INCOME TAXES - (Continued)

      Deferred income taxes of $673,800 and $194,000 are included in other liabilities at December 31, 1995 and 1994, respectively.

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):

                                   1995              1994                1993
                              Amount     %      Amount     %        Amount     %
Tax expense at statutory rate $1,881   34.0%    $1,752   34.0%      $1,629   34.0%
Increase (decrease) in taxes
 resulting from:
  Tax exempt interest           (293)  (5.3)      (330)  (6.4)        (350)  (7.3)
  State bank tax (net of
    federal benefit)             115    2.1        158    3.0          145    3.0
  Other - net                     74    1.3         77    1.5           69    1.5

Tax provision                 $1,777   32.1%    $1,657   32.1%      $1,493   31.2%

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

     The contract value of the Company's off-balance-sheet financial instruments is as follows as of December 31, 1995 (amounts in thousands):

                                                Contract
                                                 amount

     Commitments to extend credit               $12,323

     Standby letters of credit                  $ 1,313

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Bank was obligated under a number of non-cancelable operating leases on equipment and land used for branch offices that had an initial or remaining term of more than one year. Future minimum rental payments under these leases at December 31, 1995 were (amounts in thousands):

Payable in year ending                          Amount

     1996                                       $ 56
     1997                                         53
     1998                                         55
     1999                                         56
     2000                                         57
     2001 and thereafter                          67
     Total future minimum payments required     $344

     Lease payments under all operating leases charged to expense totaled $46,000 in 1995, $58,000 in 1994, and $66,000 in 1993. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

     The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.


NOTE 12 - RESTRICTION ON DIVIDENDS
     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1995 the Bank's retained earnings were $26,140,000.

NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1995 and 1994, were $2,025,000 and $2,586,000, respectively. During 1995, $596,000 of new loans were made to this group and repayments of $1,157,000 were received.

NOTE 14 - EMPLOYEE BENEFIT PLAN
     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 1995, 1994 and 1993, $266,000, $295,000, and $273,000, respectively, was charged to operations under the plan.


                                                                (Continued)

     Supplemental benefits are provided to certain key officers under The Conway National Bank Executive Supplemental Income Plan. This plan is not qualified under the Internal Revenue Code. The plan is unfunded. However, certain benefits are informally and indirectly funded by insurance policies on the lives of the covered employees.



NOTE 15 - REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of December 31, 1995:


                                         Conway National Bank
                                                 Ratios
                                         Required
                                         Minimum     Actual

     Tier I Leverage Capital             4.0%          9.3%

     Tier I Risk-based Capital           4.0%         18.6%

     Total Risk-based Capital            8.0%         19.8%

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

                                              1995              1994
                                       Carrying   Fair   Carrying   Fair
                                        amount    value   amount    value
FINANCIAL ASSETS
  Cash and due from banks              $ 15,605 $ 15,605 $ 14,552 $ 14,552
  Federal funds sold                      7,300    7,300    3,125    3,125
  Investment securities held
     to maturity                         76,402   77,231   83,095   79,429
  Investment securities available
     for sale                            62,250   62,250   43,518   43,518
  Loans                                 153,498  153,301  145,594  140,967

FINANCIAL LIABILITIES
  Deposits                              251,156  251,266  234,193  234,126
  Securities sold under
     repurchase agreements               36,935   37,093   29,236   29,236
  U.S. Treasury demand notes                766      766    2,494    2,494

OFF-BALANCE-SHEET INSTRUMENTS
  Commitments to extend credit           12,323   12,323   14,149   14,149
  Standby letters of credit               1,313    1,313    1,946    1,946

NOTE 17 - PARENT COMPANY INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

                              CONDENSED BALANCE SHEETS


                                                       December 31,
                                                  1995              1994
ASSETS
  Cash                                          $ 2,927           $  2,358
  Investment in subsidiary                       30,418             27,172
  Land                                              245                245
  Other assets                                       37                 37
                                                $33,627           $ 29,812
LIABILITIES AND STOCKHOLDERS' EQUITY
  Dividends payable                             $ 1,432           $    955
  Stockholders' equity (net of $133 and $112
     of treasury stock)                          32,195             28,857
                                                $33,627           $ 29,812

                                                                (Continued)

                           CONDENSED STATEMENTS OF INCOME

                                                  For the years ended
                                                      December 31,
                                                1995     1994     1993
INCOME
  Dividend from bank subsidiary                 $1,549   $1,161   $  968
  Other income                                       2        -        -
                                                 1,551    1,161      968
EXPENSES
  Sundry                                            22       21       25
  Income before equity in undistributed
     net income of bank subsidiary               1,529    1,140      943
EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARY                                     2,227    2,357    2,354
Net income                                      $3,756   $3,497   $3,297

                         CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the years ended
                                                       December 31,
                                                  1995     1994     1993
OPERATING ACTIVITIES
  Net income                                    $ 3,756  $ 3,497  $ 3,297
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Equity in undistributed net income of
      bank subsidiary                            (2,227)  (2,357)  (2,354)
    Change in other assets                            -      (30)       -
  Net cash provided by operating activities       1,529    1,110      943
INVESTING ACTIVITIES
  Proceeds received from sale of land                 -      242        -
    Net cash provided by investing activities         -      242        -
FINANCING ACTIVITIES
  Dividends paid                                   (955)    (794)    (797)
  Sale (purchase) of treasury stock - net            (5)      83     (127)
    Net cash used for financing activities         (960)    (711)    (924)
    Net increase in cash                            569      641       19
CASH, BEGINNING OF YEAR                           2,358    1,717    1,698
CASH, END OF YEAR                               $ 2,927  $ 2,358  $ 1,717

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited condensed financial data by quarter for 1995 and 1994 is as follows (amounts, except per share data, in thousands):

                                                     Quarter ended
     1995                           March 31    June 30   September 30    December 31
Interest income                     $  5,396    $  5,649    $  5,736      $  5,820
Interest expense                       2,296       2,542       2,619         2,658
  Net interest income                  3,100       3,107       3,117         3,162
Provision for loan losses                 65          15          25             5
  Net interest income after
    provision for loan losses          3,035       3,092       3,092         3,157
Noninterest income                       663         710         789           790
Noninterest expenses                   2,355       2,550       2,330         2,560
  Income before income taxes           1,343       1,252       1,551         1,387
Income taxes                             414         415         486           462
  Net income                        $    929    $    837    $  1,065      $    925
Net income per share                $   1.94    $   1.75    $   2.23      $   1.94
Weighted average shares outstanding  477,953     478,045     477,945       477,820

                                                     Quarter ended
     1994                           March 31    June 30   September 30  December 31

Interest income                     $  4,670    $  4,940    $  5,078      $  5,159
Interest expense                       1,769       1,809       1,977         2,058
  Net interest income                  2,901       3,131       3,101         3,101
Provision for loan losses                 20          80          60           135
  Net interest income after
    provision for loan losses          2,881       3,051       3,041         2,966
Noninterest income                       642         705         846           621
Noninterest expenses                   2,215       2,326       2,362         2,696
  Income before income taxes           1,308       1,430       1,525           891
Income taxes                             407         484         468           298
  Net income                        $    901    $    946    $  1,057      $    593
Net income per share                $   1.89    $   1.98    $   2.22      $   1.25
Weighted average
  shares outstanding                 476,512     476,496     476,117       476,370



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                      PART III
            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                              MANAGEMENT OF THE COMPANY

Directors

         The Directors and Nominees for election to the Board of Directors of the Company are as follows:

                                  Proposed  Present                 Company
                        Director  Term     Principal               Stock Owned
Name (Age)              Since     Expires  Occupation              Number    %
 Willis J. Duncan
       (68)             1958      1997     Chairman of the Board  30,362(1) 6.36
                                           The President of the
                                           Bank from November
                                           1985 to February
                                           1988.
 W. Jennings Duncan
       (40)             1984      1998     President.  Executive  12,112(2) 2.54
                                           Vice President of the
                                           Bank from November
                                           1985 to February 1988.

 Dr. R. C. Smith
       (81)             1959      1998     Past Chairman of the    2,492     .51
                                           Board.Chairman of the
                                           Board from 1979 to
                                           1985, when he became
                                           Vice Chairman.
                                           Chairman of the
                                           Board from November
                                           1985 to February 1988.
                                           Retired in 1985 as a
                                           physician with Conway
                                           Internists, P.A. of
                                           Conway,South Carolina.


 James W. Barnette, Jr.
       (50)             1984      1998     President of Surfside  3,887     .81
                                           Rent Mart,Inc., a
                                           general rental company
                                           located in Surfside
                                           Beach, S.C., since
                                           1992. Private real
                                           estate investor from
                                           1988 to 1991.
                                           Previously, Mr.
                                           Barnette was General
                                           Manager of Coastal
                                           Golf Corp., Burning
                                           Ridge Corp., and
                                           Indian Wells Golf
                                           Club, which own and
                                           operate golf courses
                                           in the Myrtle Beach,
                                           South Carolina area.

            ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                        MANAGEMENT OF THE COMPANY (continued)

                                  Proposed  Present                  Company
                        Director   Term    Principal                Stock Owned
Name    (Age)            Since    Expires  Occupation              Number    %
*Harold G. Cushman, Jr.
     (66)                1963     1999     Senior Vice President   21,129(3) 4.42
                                           of Dargan Construction
                                           Company, Inc. President
                                           of the Corporation
                                           prior to semi-
                                           retirement in 1995.

*Charles C. Cutts        1945     1999     Retired.                19,039(4) 3.99
     (90)

*G. Heyward Goldfinch
     (77)                1976     1999     Retired.  Director       1,550     .32
                                           of Goldfinch's, Inc.,
                                           a funeral home, and of
                                           Hillcrest Cemetery of
                                           Conway, Incorporated.
John Monroe J. Holliday
     (79)                1969     1997     President of Palmetto   12,189(5) 2.55
                                           Farms Corp. and partner
                                           in Holliday Associates,
                                           diversified agricul-
                                           tural, real estate
                                           development, and retail
                                           companies headquartered
                                           in Horry County, South
                                           Carolina.

*Robert P. Hucks         1993     1999     Executive Vice President 1,320(6)  .28
     (50)                                  Served as Vice President
                                           and Cashier of the Bank
                                           from 1985 to 1988.

Richard M. Lovelace, Jr.
     (49)                1984     1997     Attorney in private      1,280(7)  .27
                                           practice with Lovelace
                                           & Rogers, P.A. in
                                           Conway, South Carolina.
John K. Massey
     (81)                1959     1998     Retired.                 4,178(8)  .88

*Howard B. Smith, III
     (47)                1993     1999     Practicing certified     1,915     .40
                                           public accountant with
                                           Smith, Sapp, Bookhout,
                                           Crumpler & Calliham,
                                           P.A. in Myrtle Beach,
                                           South Carolina.

* Nominee for election to the Board of Directors.

      Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (43 persons), own 124,611 (26.12%) shares of Company stock.

       (1)  Includes 10,105 shares  held  by  Harriette B. Duncan (wife).

       (2) Includes 1,455 shares held by Ann Louise Duncan (daughter); 1,455 shares held by Mary Kathryn Duncan (daughter); 1,455 shares by Willis Jennings Duncan, V (son); 1,455 shares by Margaret Brunson Duncan (daughter); and 120 shares by Robin F. Duncan (wife).

       (3) Includes 14,900 shares held by the Cushman Family Limited Partnership; 209 shares held by Dianne C. Cushman (wife); 753 shares held by Marion Shannon Cushman (son); 388 shares held by Frances Faison Cushman (daughter); 388 shares held by Harold G. Cushman, III (son); 50 shares held by Harold G. Cushman, IV; (grandson); 50 shares held by Kara Dawn Cushman (granddaughter); and 3,905 shares held by Harold Cushman Ward (nephew).

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

       (6) Includes 140 shares held by Willie Ann Hucks (wife); 20 shares held by Mariah J. Hucks (daughter); 50 shares held by Norah Leigh Hucks (daughter); and 150 shares held by Robert P. Hucks, II (son).

       (7) Includes 216 shares held by Rebecca S. Lovelace (wife); 352 shares held by Richard Blake Lovelace (son); and 352 shares held by Macon B. Lovelace (son).

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

      The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Five (5) directors in Class I will be elected at the 1996 Annual Meeting to serve for a three (3) year term. Directors in Class III will be elected at the 1997 Annual Meeting to serve for a three (3) year term and Directors in Class I will be elected at the 1998 Annual Meeting to serve for a three (3) year term. Currently, there are twelve (12) Directors, with five (5) directors in Class II. The Board of Directors has passed a resolution fixing the total number of Directors at twelve (12).

       The Board of Directors of the Company serves as the Board of Directors of its subsidiary, The Conway National Bank. The Company's Board of Directors meets as is necessary and the Bank's Board of Directors meets on a monthly basis.

       The Board of Directors of the Bank has an Executive Committee that meets when necessary between scheduled meetings of the Board of Directors. The Executive Committee recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; reviews employee salaries; considers any director nominee submitted by the shareholders; and addresses any other business as is necessary which does not come under the authority of other committees on the Board of Directors. The Executive Committee will consider any nominee to the Board of Directors submitted by the shareholders, provided shareholders intending to nominate director candidates for election deliver written notice thereof to the Secretary of the Company not later than (i) with respect to at election to be held at an Annual Meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. The Bylaws further provide that the notice shall set forth certain information concerning such shareholder and his nominee(s), including their names and addresses, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or understandings between the shareholder and each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder and the consent of each nominee to serve as Director of the Company is so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures. The members of the Executive Committee are Charles C. Cutts, Willis J. Duncan, W. Jennings Duncan, and Dr. R. C. Smith.

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are Charles C. Cutts, John Monroe J. Holliday, John K. Massey,

Howard B. Smith, III, and  Dr.  R. C. Smith.   The  members  of  the Loan
Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are
James W. Barnette, Jr., G. Heyward Goldfinch, and  John  K.  Massey.   The
members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks, Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

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

       During 1995, the Company's Board of Directors met two (2) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met nine (9) times; the Audit Committee met nine (9) times; the Loan Committee met twelve (12) times; the Building Committee did not meet; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
                                  Position(s) Currently
         Name              Age      With The Company

    Willis J. Duncan       68     Chairman of the Board (1)

    W. Jennings Duncan     40     President and Director (1)

    Robert P. Hucks        50     Executive Vice President and Director (1)

    Verta Lee Chestnut     57     Secretary

    Paul R. Dusenbury      37     Treasurer  (1)
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

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1995, all executive officer compensation levels were below the midpoint as established by the JESAP process.

Summary Compensation Table


                        Annual Compensation             Long-Term
                                                       Compensation
                                                  Awards         Payouts
                                                           Stock   Long-Term
                                         Other  Restricted Options Incentive
Name and                  ($)    ($)   Annual(1)   Stock($)  /SAR'S  Payout  All Other(2)
Principal Position Year Salary  Bonus Compensation Awards   (#)      ($)   Compensation

W. Jennings Duncan 1995 110,145  865      2,570       0       0       0        7,159
President and      1994 101,256  944      2,072       0       0       0        7,594
Director of Bank   1993  94,620  699      1,397       0       0       0        7,097

Robert P. Hucks    1995  98,010  865        750       0       0       0        6,371
Executive Vice     1994  90,600  944          0       0       0       0        6,795
President and      1993  84,660  699          0       0       0       0        6,350
Director of Bank

(1) Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.
2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1995, 1994, and 1993, $266,000, $295,000, and $273,000,
respectively, was charged to operations under the plan.

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

Director Compensation

     Directors who are not Bank officers receive $300 for each monthly meeting of the Board of Directors and an additional $100 for each committee meeting attended.

             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors, and 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

                ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of December 31, 1995 certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder who is not an officer or director of the Company is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

Willis J. Duncan                   30,362                     6.4%
1400 Third Avenue
Conway, South Carolina  29526

All Officers and Directors as a Group

(43 persons)  (2)                 124,611                    26.1%
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

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1995 and 1994 Consolidated Statements of Income - Years ended December 31, 1995,
  1994, and 1993
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1995, 1994, and 1993
Consolidated Statements of Cash Flows - Years Ended December 31,
  1995, 1994, and 1993
Notes to Consolidated Financial Statements

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

                                   W. Jennings Duncan, President

Pursuant  to  the  requirements  of  the Securities Exchange Act of
1934, this report has  been  signed   below  by  the  following
persons on behalf of the registrant and in their capacities on March
18, 1996.

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


W. Jennings Duncan                    President and Director


Robert P. Hucks                       Executive Vice President and
                                      Director

Verta Lee Chestnut                    Secretary


Paul R. Dusenbury                     Treasurer
                                      (Chief Financial Officer
                                       and Chief Accounting Officer)

Dr. R. C. Smith                       Past Chairman of the Board
                                      and Director


James W. Barnette, Jr.                Director


Harold G. Cushman, Jr.                Director


Charles C. Cutts                      Director


G. Heyward Goldfinch                  Director


Richard M. Lovelace, Jr.              Director


John K. Massey                        Director