Form 10-Q
period 1996-03-31
CNB CORP /SC/
filed 1996-05-10
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended March 31, 1996    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 1996 was 477,233.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1996,               1
           December 31, 1995 and March 31, 1995

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 1996 and 1995

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Three Months Ended March 31, 1996
           and 1995

           Consolidated Statement of Cash Flows for the Three Months       4
           Ended March 31, 1996 and 1995

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-19
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               19


SIGNATURE                                                                 20

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                          1996         1995          1995
ASSETS:
    Cash and due from banks              $ 13,714    $   15,605     $ 11,113
    Interest bearing deposits with banks        0             0            0
    Investment Securities                  75,982        76,402       82,486
      (Fair values of $75,981 at
       March 31, 1996, $77,231 at
       December 31, 1995, and $80,881
       at March 31, 1995)
    Securities Available for Sale          64,833        62,250       39,898
      (Amortized cost of $64,683 at
       March 31, 1996, $61,533 at
       December 31, 1995, and $40,106
       at March 31, 1995)
    Federal Funds sold and securities
       purchased under agreement
       to resell                            6,600         7,300      10,900
    Loans:
       Gross Loans                        164,168       153,498     150,041
       Less unearned income                (1,089)       (1,094)     (1,164)
         Loans, net of unearned income    163,079       152,404     148,877
       Less reserve for possible
          loan losses                      (2,267)       (2,242)     (2,310)
         Net loans                        160,812       150,162     146,567
    Bank premises and equipment             6,965         7,166       5,663
    Other assets                            6,013         5,809       5,414
       Total assets                       334,919       324,694     302,041

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                46,637        44,723      42,070
       Interest-bearing                   208,918       206,433     188,277
         Total deposits                   255,555       251,156     230,347
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       42,373        36,935      38,681
    Other short-term borrowings             1,981           766         767
    Obligations under mortgages and
       capital leases                           9            10          15
    Other liabilities                       2,215         3,609       1,911
    Minority interest in subsidiary            23            23          21
         Total liabilities                302,156       292,499     271,742
    Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093 shares                4,791         4,791       4,791
       Surplus                             15,685        15,676      15,662
       Undivided Profits                   12,359        11,431      10,036
       Net Unrealized Holding                  90           430        (125)
Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock               (162)         (133)        (65)
            Total stockholders' equity     32,763        32,195      30,299
            Total liabilities
             and stockholders' equity     334,919       324,694     302,041

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            1996        1995
Interest Income:
  Interest and fees on loans                              $  3,708  $  3,470
  Interest on investment securities:
    Taxable investment securities                            1,872     1,642
    Tax-exempt investment securities                           190       230
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                        124        99
      Total interest income                                  5,894     5,441

Interest Expense:
  Interest on deposits                                       2,108     1,850
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         550       423
  Interest on other short-term borrowings                       17        23
  Interest on obligation under mortgages and
    capital leases                                               0         0
      Total interest expense                                 2,675     2,296
Net interest income                                          3,219     3,145
Provision for possible loan losses                              50        65
Net interest income after provision for possible
  loan losses                                                3,169     3,080
Other income:
  Service charges on deposit accounts                          484       447
  Gains/(Losses) on securities                                  38        26
  Other operating income                                       168       146
      Total other income                                       690       619
Other expenses:
  Minority interest in income of subsidiary                      1         1
  Salaries and employee benefits                             1,431     1,342
  Occupancy expense                                            462       366
  Other operating expenses                                     588       647
      Total operating expenses                               2,482     2,356
Income before income taxes                                   1,377     1,343
  Income tax provision                                         450       414
Net Income                                                     927       929

  Per share data:
  Net income per weighted average shares outstanding      $   1.94  $   1.94

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  68.65  $  63.38

  Weighted average number of shares outstanding            477,241   477,953

  Actual number of shares outstanding                      477,233   478,080

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Three Months Ended
                                                            March 31,

                                                      1996         1995
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        4,791



Surplus:
Balance, January 1                                  15,676       15,659
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                           9            3
Balance at end of period                            15,685       15,662



Undivided profits:
Balance, January 1                                  11,431        9,107
Net Income                                             927          929
Cash dividends declared                               None         None
Balance at end of period                            12,359       10,036



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                     430         (588)
 Change in net unrealized gains/(Losses)              (340)         463
Balance at end of period                                90         (125)



Treasury stock:
Balance, January 1                                    (133)        (112)
Purchase of treasury stock                             (97)         (17)
Reissue of treasury stock                               69           64
Balance at end of period                              (162)         (65)



Total stockholders' equity                          32,763       30,299

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the three-month period ended March 31,
                                                      1996        1995
OPERATING ACTIVITIES
  Net income                                        $   927     $   929
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        243         151
    Provision for loan losses                            50          65
    Provision for deferred income taxes                 (34)        306
    Loss (gain) on sale of investment
     securities                                          38          26
    (Increase) decrease in accrued interest
     receivable                                        (339)       (116)
    (Increase) decrease in other assets                 135        (232)
    (Decrease) increase in other liabilities            133         193
    Increase in minority interest in
     subsidiary                                           1           1

        Net cash provided by operating
          activities                                  1,154       1,323

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 2,000       3,117
  Proceeds from maturities of investment
   securities held to maturity                        4,819         500
  Proceeds from maturities of investment
   securities available for sale                      1,000       1,500
  Purchase of investment securities held to
   maturity                                          (6,600)          0
  Purchase of investment securities
   available for sale                                (3,950)          0
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold             700      (7,775)
  (Increase) decrease in loans                      (10,675)     (4,514)
  Premises and equipment expenditures                    42        (504)

        Net cash provided by (used for)
          investing activities                      (12,664)     (7,676)

FINANCING ACTIVITIES
  Dividends paid                                     (1,432)       (955)
  Increase (Decrease) in deposits                     4,399      (3,846)
  (Decrease) increase in securities sold
    under repurchase agreement                        5,438       9,445
  (Decrease) increase in other
    short-term borrowings                             1,215      (1,727)
  Increase (decrease)in obligation under
   mortgages and capital leases                          (1)         (3)

        Net cash provided by (used for)
          financing activities                        9,619       2,914

        Net increase (decrease) in cash
          and due from banks                         (1,891)     (3,439)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           15,605      14,552

CASH AND DUE FROM BANKS, MARCH 31, 1996 AND 1995    $13,714     $11,113

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 2,564     $ 2,334
  Income taxes                                      $   487     $    64

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,241 for the three-month period ended March 31, 1996 and 477,953 for the three-month period ended March 31, 1995.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 1996 and for the years ended December 31, 1995 and 1994 were approximately $4,309, $4,306, and $3,988, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $65,115 at March 31, 1996 and $66,115 at December 31, 1995 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1996 and at December 31, 1995.

                                            March 31, 1996
                             Book       Unrealized Holding   Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $13,533  $   43      $   19      $13,557      5.33%
   One to five years        26,287     351          81       26,557      6.25
                            39,820     394         100       40,114      5.96
  Federal agencies
   Within one year             377       0           1          376      7.98
   One to five years        23,156      14         156       23,014      5.89
   After ten years             888       2          17          873      6.31
                            24,421      16         174       24,263      5.94
  State, county and
  municipal
   One to five years           326      14           0          340      7.85
                               326      14           0          340      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $64,683  $  424      $  274      $64,833      5.95%

HELD TO MATURITY
  United States Treasury
   Within one year          15,108      46          32       15,122      5.67%
   One to five years        33,765     181         315       33,631      5.51
                            48,873     227         347       48,753      5.56
  Federal agencies
   Within one year           3,005      38           0        3,043      7.92%
   One to five years         6,863       0          96        6,767      5.81
   Six to ten years          3,083       1          59        3,025      6.15
                            12,951      39         155       12,835      6.39
  State, county and
  municipal
   Within one year           1,881      20           0        1,901      9.70%
   One to five years         6,374     249          14        6,609      8.69
   Six to ten years          5,656      66          88        5,634      7.17
   After ten years             247       2           0          249      7.70
                            14,158     337         102       14,393      8.20
   Total held to maturity  $75,982  $  603      $  604      $75,981      6.19%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended March 31, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $90 as of March 31, 1996.

                                                     1995
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $11,022    $   19   $    21     $11,020      5.04%
   One to five years         28,674       591        37      29,228      6.31
                             39,696       610        58      40,248      5.96
  Federal agencies
   Within one year              417         3         -         420      7.98
   One to five years         20,181       179        19      20,341      5.94
    After ten years             913         1        15         899      6.34
                             21,511       183        34      21,660      6.00
  State, county and
  municipal
   One to five years            326        16         -         342      7.85
                                326        16         -         342      7.85

  Total available for sale  $61,533    $  809   $    92     $62,250      5.98%

HELD TO MATURITY
  United States Treasury
   Within one year           13,077        59         5      13,131      5.85%
   One to five years         38,875       378       145      39,108      5.48
                             51,952       437       150      52,239      5.57
  Federal agencies
   Within one year            5,007        69         -       5,076      8.04%
   One to five years          3,004        65         -       3,069      6.12
   Six to ten years           2,002        34         -       2,036      6.40
                             10,013       168         -      10,181      7.14

  State, county and
  municipal
   Within one year            1,674        17         1       1,690      9.33
   One to five years          6,216       273         8       6,481      8.81
   Six to ten years           6,069       120        35       6,154      7.28
   After ten years              478         8         -         486      7.61
                             14,437       418        44       4,811      8.19
   Total held to maturity   $76,402    $1,023   $   194     $77,231      6.27%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended December 31, 1995, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $430 as of December 31, 1995.

    On December 6, 1995, the Bank transferred a portion of the portfolio from securities held to maturity to the available for sale classification. These securities had an amortized cost of $11,566 and an unrealized loss of $68 on the date of transfer. This one-time reassessment of securities was done in compliance with the "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 1996 and December 31, 1995 by major classification:

                                           March 31,           December 31,
                                             1996                  1995
Real estate loans - mortgage              $  100,393            $  95,451
                  - construction               7,232                5,453
Commercial and industrial loans               26,487               23,133
Loans to individuals for household,
  family and other consumer expenditures      27,863               28,095
Agriculture                                    1,927                1,032
All other loans, including overdrafts            266                  334
     Gross loans                             164,168              153,498
       Less unearned income                   (1,089)              (1,094)
       Less reserve for loan losses           (2,267)              (2,242)
         Net loans                           160,812              150,162

     Changes in the reserve for loan losses for the quarter ended March 31, 1996 and 1995 and the year ended December 31, 1995 are summarized as follows:

                                                Quarter Ended
                                                   March 31,    December 31,
                                             1996        1995     1995

Balance, beginning of period                 $ 2,242  $ 2,220     $ 2,220
Charge-offs:
   Commercial, financial, and agricultural        30       55         133
   Real Estate - construction and mortgage         0        3           3
   Loans to individuals                           60       53         313
       Total charge-offs                     $    90  $   111     $   449
Recoveries:
   Commercial, financial, and agricultural   $    24  $   104     $   166
   Real Estate - construction and mortgage         3        4          44
   Loans to individuals                           38       28         151
       Total recoveries                      $    65  $   136     $   361
Net charge-offs/(recoveries)                 $    25  $   (25)    $    88
Additions charge to operations               $    50  $    65     $   110
Balance, end of period                       $ 2,267  $ 2,310     $ 2,242


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                          .02%     -           .06%

The entire balance is available to absorb future loan losses.

At March 31, 1996 and December 31, 1995 loans on which no interest was being accrued totalled approximately $436 and $479, respectively and foreclosed real estate totalled $3 and $0, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 1996 and December 31, 1995 is summarized as follows:

                                     March 31,         December 31,
                                       1996                1995

Land and buildings                   $  8,175           $  8,175
Furniture, fixtures and equipment       5,218              5,454
Construction in progress                    -                  -
                                     $ 13,393           $ 13,629

Less accumulated depreciation and
   amortization                         6,428              6,463
                                     $  6,965           $  7,166

     Depreciation and amortization of bank premises and equipment charged to operating expense was $243 for the quarter ended March 31, 1996 and $666 for the year ended December 31, 1995.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 1996 and December 31, 1995, certificates of deposit of $100,000 or more included in time deposits totaled approximately $29,149 and $28,507 respectively. Interest expense on these deposits was approximately $375 for the quarter ended March 31, 1996 and $1,182 for the year ended December 31, 1995.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 1996 and December 31, 1995, securities sold under repurchase agreements totaled approximately $42,373 and $36,935. U.S. Government securities with a book value of $51,217 ($51,174 market value) and $52,193 ($52,543 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.94 percent and 5.10 percent at March 31, 1996 and December 31, 1995.

NOTE 8 - LINES OF CREDIT

     At March 31, 1996, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,977 at March 31, 1996. The amount outstanding under the note totaled $1,981 and $766 at March 31, 1996 and December 31, 1995, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 1996 and March 31, 1995 on pretax income of $1,377 and $1,343 totalled $450 and $414
respectively.    The provision for federal income taxes is calculated by
applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 1996.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 1996, commitments to extend credit totalled $13,418; financial standby letters of credit totalled $685; and performance standby letters of credit totalled $831. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.


NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 1996 and years ended December 31, 1995, 1994 and 1993, $81, $266, $295, and $273, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 1996:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.3%

    Tier I Risk-based Capital           4.0%                17.9%

    Total Risk-based Capital            8.0%                19.2%

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 1996
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,449
   Investment in subsidiary                                        31,032
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 32,763

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            32,763
                                                                 $ 32,763

                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 1996
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $    954
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $    927

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 9.5% from $148,877 at March 31, 1995 to $163,079 at March 31, 1996
but have decreased slightly as a percentage of total assets from 49.3% to 48.7% over the same period as loan demand has remained strong in our market. Securities and federal funds sold have remained relatively constant as a percentage of total assets from 44.1% at March 31, 1995 to 44.0% at March 31, 1996. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits remained constant as a percentage of total assets from 13.9% at March 31, 1995 to 13.9% at March 31, 1996. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the decline in the percentage of demand deposits to continue over the long-term. Interest-bearing deposits have not changed from 62.3% of total assets at March 31, 1995 to 62.3% at March 31, 1996 while securities sold under agreement to repurchase have decreased slightly from 12.8% to 12.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 1996 and 1995:

                                                            March 31,
Assets:                                              1996              1995
  Earning assets:
   Loans, net of unearned income                     48.7%            49.3%
   Investment securities                             22.7             27.3
   Securities Available for Sale                     19.3             13.2
   Federal funds sold and securities purchased
     under agreement to resell                        2.0              3.6
   Other earning assets                                -                -
      Total earning assets                           92.7             93.4
   Other assets                                       7.3              6.6
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         62.3%            62.3%
   Federal funds purchased and securities sold
    under agreement to repurchase                    12.7             12.8
   Other short-term borrowings                         .6               .3
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            75.6             75.4
         Noninterest-bearing deposits                13.9             13.9
   Other liabilities                                   .7               .7
   Stockholders' equity                               9.8             10.0
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 1996 and 1995 of $927 and $929, respectively, resulting in a return on average assets of 1.12% and 1.24% and a return on average stockholders' equity of 11.39% and 12.64%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $32,878 or 10.9% from $302,041 at March 31, 1995 to $334,919 at March 31, 1996. The following table sets forth the financial highlights for the three-month periods ending March 31, 1996 and March 31, 1995:


                            CNB Corporation
                    CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                    Three-Month Period Ended March 31,

                                                                 Percent
                                                                 Increase
                                               1996      1995   (Decrease)
Net interest income after provision for
    loan losses                               3,169     3,080        2.9%
Income before income taxes                    1,377     1,343        2.5
Net Income                                      927       929        (.2)
Per Share (1)                                  1.94      1.94          0
Cash dividends declared                           0         0          0
   Per Share (1)                                  0         0          0

Total assets                                334,919   302,041       10.9%
Total deposits                              255,555   230,347       10.9
Loans, net of unearned income               163,079   148,877        9.5
Investment securities                       140,815   122,384       15.1
Stockholders' equity                         32,763    30,299        8.1
    Book value per share                      68.65     63.38        8.3

Ratios (1):
Annualized return on average total assets      1.12%     1.24%      (9.7)%
Annualized return on average stockholders'
  equity                                      11.39%    12.64%      (9.9)%

(1) For the three-month period ended March 31, 1996 and March 31, 1995, average total assets amounted to $332,090 and $298,990 with average stockholders' equity totaling $32,555 and $29,389, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1996 and 1995. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 1996 and 1995 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 1.7% increase from $3,263 for the three-month period ended March 31, 1995 to $3,317 for the three-month period ended March 31, 1996. During the same period, total fully-tax-equivalent interest income increased by 7.8% from $5,559 to $5,992 and total interest expense increased by 16.5% from $2,296 to $2,675. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .39% from 4.68% for the three-month period ended March 31, 1995 to 4.29% for the three-month period ended March 31, 1996.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 3/31/96     Three Months Ended 3/31/95
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $158,008    $ 3,708     9.39%    $146,821  $ 3,470    9.45%
     Securities:
     Taxable                         128,170      1,872     5.84      110,050    1,642    5.97
     Tax-exempt                       14,293        288     8.06       15,479      348    8.99
   Federal funds sold and
     securities purchased under
     agreement to resell               9,052        124     5.48        6,806       99    5.82
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           309,523      5,992     7.74      279,156    5,559    7.97
    Other assets                      22,567                           19,834
      Total assets                  $332,090                         $298,990

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $206,390      2,108     4.09     $191,322  $ 1,850    3.87
   Federal funds purchased and
    securities sold under
    agreement to repurchase           44,812        550     4.91       35,071      423    4.82
   Other short-term borrowings           996         17     6.83        1,647       23    5.59
   Obligations under mortgages
     and capitalized leases                9          0     8.00           17        0    8.00
       Total interest-bearing
         liabilities                $252,207    $ 2,675     4.24     $228,057  $ 2,296    4.03
   Noninterest-bearing deposits       46,285                           39,938
   Other liabilities                   1,043                            1,606
   Stockholders' equity               32,555                           29,389
         Total liabilities and
           stockholders' equity     $332,090                         $298,990
   Net interest income as a percent
     of total earning assets        $309,523    $ 3,317     4.29     $279,156  $ 3,263    4.68

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    98                        $   118

Ratios:
Annualized return on average total assets                   1.12                          1.24
Annualized return on average stockholders' equity          11.39                         12.64
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.80                          9.83
  Average total deposits                                   12.88                         12.71
  Average loans, net of unearned income                    20.60                         20.02
Average earning assets as a percent of
average total assets                                       93.20                         93.37

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   158,008   146,821     9.39%       9.45%     3,708       3,470         238      (22)     262    (2)
Investment securities:
 Taxable                      128,170   110,050     5.84%       5.97%     1,872       1,642         230      (36)     270    (4)
 Tax-exempt                    14,293    15,479     8.06%       8.99%       288         348         (60)     (36)     (27)    3
Federal funds sold and
 securities purchased under
 agreement to resell            9,052     6,806     5.48%       5.82%       124          99          25       (6)      33    (2)
Other earning assets                0         0      -           -            0           0           0        -        -     -

Total Earning Assets          309,523   279,156     7.74%       7.97%     5,992       5,559         433     (100)     538    (5)

Interest-bearing Liabilities:

Interest-bearing deposits     206,390   191,322     4.09%       3.87%     2,108       1,850         258      105      146     7
Federal funds purchased and
 securities sold under
 agreement to repurchase       44,812    35,071     4.91%       4.82%       550         423         127        8      117     2
Other short-term borrowings       996     1,647     6.83%       5.59%        17          23          (6)       5       (9)   (2)
Mortgage indebtedness and
 obligations under capital-
 ized leases                        9        17     8.00%       8.00%         0           0           0        -        -     -

Total Interest-bearing
 Liabilities                  252,207   228,057     4.24%       4.03%     2,675       2,296         379      118      254     7
Interest-free Funds
 Supporting Earning Assets     57,316    51,099

Total Funds Supporting

Earning Assets                309,523   279,156     3.45%       3.29%     2,675       2,296         379      118      254     7

Interest Rate Spread                                3.50%       3.94%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                               .79%        .74%

Net Yield on Earning Assets                         4.29%       4.68%     3,317       3,263

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

The provision for possible loan losses was $50 for the three-month period ended March 31, 1996 and $65 for the three-month period ended March 31,
1995.   Net loan charge-offs totaled $25 for the three-month period ended
March 31, 1996 and $(25) for the same period in 1995.

The reserve for possible loan losses as a percentage of net loans was 1.41% at March 31, 1996 and 1.58% at March 31, 1995. The continued modest provisions during the three-month periods ended March 31, 1996 and 1995 are due to continued low net loan charge-off experience.

Securities Transactions - The bank recognized a gain on security transactions for the three-month period ended March 31, 1996 of $38 and recognized a $26 gain during the first quarter of 1995. Management sold approximately $2 million and $3 million, respectively in treasury bonds to fund loan growth and to adjust the Bank's interest rate sensitivity position. At March 31, 1996, December 31, 1995, and March 31, 1995 market value appreciation/ (depreciation) in the investment portfolio totaled $149, $1,546, and $(1,813), respectively. As indicated, market value was sharply increased due to falling market interest rates in 1995 but has declined somewhat in 1996.

Other Income - Other income, net of any gains/losses on security transactions, increased by 9.9% from $593 for the three-month period ended March 31, 1995 to $652 for the three-month period ended March 31, 1996 primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 5.3% from $2,356 for the three-month period ended March 31, 1995 to $2,482 for the three-month period
ended March 31, 1996.   The major components of other expenses are salaries
and employee benefits which increased 6.6% from $1,342 to $1,431; occupancy expense which increased 26.2% from $366 to $462; and other operating expenses which decreased by 9.1% from $647 to $588. As anticipated, overhead expenses associated with substantial 1994-1995 purchases of electronic data processing equipment and drive-up automated teller machines, as well as the construction, equipping, and staffing of the Myrtle Beach Office, continue to impact earnings. However, total operating expense growth has been offset somewhat by a decrease of $132 in FDIC insurance premium expense as reflected in the decline in other operating expense.

Income Taxes - Provisions for income taxes increased 8.7% from $414 for the three-month period ended March 31, 1995 to $450 for the three-month period ended March 31, 1996. Income before income taxes less interest of tax-exempt investment securities increased by 6.6% from $1,113 for the three-month period ended March 31, 1995 to $1,187 for the same period in 1996. State tax liability increased as income before income taxes increased 2.5% from $1,343 to $1,377 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $32,763, $32,195, $28,857, and $26,820 at
March 31, 1996, December 31, 1995, December 31, 1994, and December 31, 1993, representing 9.78%, 9.92%, 9.71%, and 9.46% of total assets, respectively. At March 31, 1996, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATION MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF REGULATORY ACTION

The management of the Company and the Bank is not aware of any current recommendations by the regulatory authorities which, if they were to be
implemented,  would   have  a  material effect on liquidity, capital
resources, or operations.

In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Stockholders' equity has been restated in the consolidated statement of changes in stockholders' equity to reflect the effect of the change in accounting principle. Adoption of the standard had no effect on net income.

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




                                    CNB Corporation
                                     (Registrant)


                                    Paul R. Dusenbury
                                    ________________________________________
                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)



Date:  May 9, 1996