Form 10-Q
period 1996-06-30
CNB CORP /SC/
filed 1996-08-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended June 30, 1996    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 1996 was 477,272.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 1996,                1
           December 31, 1995 and June 30, 1995

           Consolidated Statement of Income for the Three Months           2
           and Six Months Ended June 30, 1996 and 1995

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Six Months Ended June 30, 1996
           and 1995

           Consolidated Statement of Cash Flows for the Six Months         4
           Ended June 30, 1996 and 1995

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

Item 4.    Submission of Matters to a Vote of Security Holders            22


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         June 30,  December 31,  June 30,
                                          1996        1995         1995
ASSETS:
    Cash and due from banks              $ 14,252   $ 15,605   $  12,428
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  74,058     76,402      82,034
      (Fair values of $73,306 at
       June 30, 1996, $77,231 at
       December 31, 1995, and $82,145
       at June 30, 1995)
    Securities Available for Sale          66,593     62,250      43,019
      (Amortized cost of $67,199 at
       June 30, 1996, $61,533 at
       December 31, 1995, and $42,561
       at June 30, 1995)
    Federal Funds sold and securities
       purchased under agreement
       to resell                            7,200      7,300      24,625
    Loans:
       Gross Loans                        172,149    153,498     152,531
       Less unearned income                (1,088)    (1,094)     (1,143)
         Loans, net of unearned income    171,061    152,404     151,388
       Less reserve for possible
          loan losses                      (2,321)    (2,242)     (2,327)
       Net loans                          168,740    150,162     149,061
    Bank premises and equipment             6,876      7,166       6,482
    Other assets                            6,059      5,809       5,559
    Total assets                          343,778    324,694     323,208
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                55,413     44,723      49,697
    Interest-bearing                      212,012    206,433     190,190
      Total deposits                      267,425    251,156     239,887
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       38,682     36,935      47,707
    Other short-term borrowings             2,579        766       1,904
 Obligations under mortgages and
       capital leases                           8         10          16
    Other liabilities                       1,792      3,609       2,129
    Minority interest in subsidiary            24         23          22
      Total liabilities                   310,510    292,499     291,665
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093 shares                4,791      4,791       4,791
       Surplus                             15,686     15,676      15,663
       Undivided Profits                   13,314     11,431      10,874
       Net Unrealized Holding                (363)      (430)        274
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock               (160)      (133)        (59)
            Total stockholders' equity     33,268     32,195      31,543
         Total liabilities
             and stockholders' equity     343,778    324,694     323,208

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Six Months Ended
                                                      June 30,            June 30,
                                                 1996          1995  1996          1995
Interest Income:
  Interest and fees on loans                     $  3,888   $ 3,642  $  7,596  $  7,112
  Interest on investment securities:
    Taxable investment securities                   1,881     1,590     3,753     3,232
    Tax-exempt investment securities                  181       220       371       450
    Other securities                                    3         3         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               104       239       228       338
      Total interest income                         6,057     5,694    11,951    11,135
Interest Expense:
  Interest on deposits                              2,108     1,969     4,216     3,819
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        515       559     1,065       982
  Interest on other short-term borrowings              12        14        29        37
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         0

      Total interest expense                        2,635     2,542     5,310     4,838
Net interest income                                 3,422     3,152     6,641     6,297
Provision for possible loan losses                     90        15       140        80

Net interest income after provision for
  possible loan losses                              3,332     3,137     6,501     6,217
Other income:
  Service charges on deposit accounts                 468       453       952       900
  Gains/(Losses) on securities                          0         0        38        26
  Other operating income                              227       212       395       358
      Total other income                              695       665     1,385     1,284

Other expenses:
  Minority interest in income of subsidiary             0         0         1         1
  Salaries and employee benefits                    1,503     1,442     2,934     2,764
  Occupancy expense                                   448       371       910       737
  Other operating expenses                            622       757     1,210     1,404
      Total operating expenses                      2,573     2,550     5,055     4,906
Income before income taxes                          1,454     1,252     2,831     2,595
  Income tax provision                                498       415       948       829
Net Income                                            956       837     1,883     1,766

  Per share data:
  Net income per weighted average shares
    outstanding                                  $   2.01  $   1.75  $   3.95  $   3.69
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  69.70  $  65.96  $  69.70  $  65.96
  Weighted average number of shares outstanding   477,257   478,045   477,257   478,045

  Actual number of shares outstanding             477,272   478,197   477,272   478,197

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                          June 30,

                                                      1996         1995
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        4,791



Surplus:
Balance, January 1                                  15,676       15,659
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                          11            4
Balance at end of period                            15,686       15,663



Undivided profits:
Balance, January 1                                  11,431        9,107
Net Income                                           1,883        1,766
Cash dividends declared                               None         None
Balance at end of period                            13,314       10,874



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                     430         (588)
Change in net unrealized gains/(Losses)               (794)         862
Balance at end of period                              (363)         274



Treasury stock:
Balance, January 1                                    (133)        (112)
Purchase of treasury stock                            (105)         (26)
Reissue of treasury stock                               78           79
Balance at end of period                              (160)         (59)



Total stockholders' equity                          33,268       31,543

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the six-month period ended June 30,
                                                      1996        1995
OPERATING ACTIVITIES
  Net income                                        $ 1,883     $ 1,766
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        414         320
    Provision for loan losses                           140          80
    Provision for deferred income taxes                (336)        573
    Loss (gain) on sale of investment
     securities                                          38          26
    (Increase) decrease in accrued interest
     receivable                                        (430)       (404)
    (Increase) decrease in other assets                 180         (89)
    (Decrease) increase in other liabilities           (958)       (112)
    Increase in minority interest in
     subsidiary                                           1           2

        Net cash provided by operating
          activities                                    932       2,162

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 2,000       3,117
  Proceeds from maturities of investment
   securities held to maturity                       14,935         845
  Proceeds from maturities of investment
   securities available for sale                      1,465       2,000
  Purchase of investment securities held to
   maturity                                          (9,449)          0
  Purchase of investment securities
   available for sale                               (10,950)     (2,849)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold             100     (21,500)
  (Increase) decrease in loans                      (18,657)     (7,025)
  Premises and equipment expenditures                  (124)     (1,492)

        Net cash provided by (used for)
          investing activities                      (20,680)    (26,904)

FINANCING ACTIVITIES
  Dividends paid                                     (1,432)       (955)
  Increase (Decrease) in deposits                    16,269       5,694
  (Decrease) increase in securities sold
    under repurchase agreement                        1,747      18,471
  (Decrease) increase in other
    short-term borrowings                             1,813        (590)
  Increase (decrease)in obligation under
   mortgages and capital leases                          (2)         (2)

        Net cash provided by (used for)
          financing activities                       18,395      22,618

        Net increase (decrease) in cash
          and due from banks                         (1,353)     (2,124)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           15,605      14,552

CASH AND DUE FROM BANKS, JUNE 30, 1996 AND 1995     $14,252     $12,428

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 5,331     $ 4,672
  Income taxes                                      $   990     $   753

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,257 for the six-month period ended June 30, 1996 and 478,045 for the six-month period ended June 30, 1995.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 1996 and for the years ended December 31, 1995 and 1994 were approximately $4,678, $4,306, and $3,988, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $61,070 at June 30, 1996 and $66,115 at December 31, 1995 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 1996 and at December 31, 1995.

                                            June 30, 1996
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $12,524  $   38      $   11      $12,551      5.93%
   One to five years        25,288     130         202       25,216      6.19
                            37,812     168         213       37,767      6.10
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        28,086       1         541       27,546      6.00
   After ten years             859       0          29          830      6.15
                            28,945       1         570       28,376      6.00
  State, county and
  municipal
   Within one year               0       0           0            0       -
   One to five years           326       8           0          334      7.85
                               326       8           0          334      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $67,199  $  177      $  783      $66,593      6.05%

HELD TO MATURITY
  United States Treasury
   Within one year          17,122      24          59       17,087      5.63%
   One to five years        28,687      58         447       28,298      5.59
                            45,809      82         506       45,385      5.60
  Federal agencies
   Within one year           3,003      20           0        3,023      8.14%
   One to five years         8,815       0         222        8,593      6.07
   Six to ten years          3,080       0         140        2,940      6.16
                            14,898      20         362       14,556      6.52
  State, county and
  municipal
   Within one year           1,386      15           0        1,401      9.78%
   One to five years         6,382     193          28        6,547      8.64
   Six to ten years          5,583      40         206        5,417      7.14
                            13,351     248         234       13,365      8.13
   Total held to maturity  $74,058  $  350      $1,102      $73,306      6.24%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(363) as of June 30, 1996.

                                          December 31, 1995
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $11,022    $   19   $    21     $11,020      5.04%
   One to five years         28,674       591        37      29,228      6.31
                             39,696       610        58      40,248      5.96
  Federal agencies
   Within one year              417         3         -         420      7.98
   One to five years         20,181       179        19      20,341      5.94
    After ten years             913         1        15         899      6.34
                             21,511       183        34      21,660      6.00
  State, county and
  municipal
   One to five years            326        16         -         342      7.85
                                326        16         -         342      7.85

  Total available for sale  $61,533    $  809   $    92     $62,250      5.98%

HELD TO MATURITY
  United States Treasury
   Within one year           13,077        59         5      13,131      5.85%
   One to five years         38,875       378       145      39,108      5.48
                             51,952       437       150      52,239      5.57
  Federal agencies
   Within one year            5,007        69         -       5,076      8.04%
   One to five years          3,004        65         -       3,069      6.12
   Six to ten years           2,002        34         -       2,036      6.40%
                             10,013       168         -      10,181      7.14

  State, county and
  municipal
   Within one year            1,674        17         1       1,690      9.33
   One to five years          6,216       273         8       6,481      8.81
   Six to ten years           6,069       120        35       6,154      7.28
   After ten years              478         8         -         486      7.61
                             14,437       418        44       4,811      8.19
   Total held to maturity   $76,402    $1,023   $   194     $77,231      6.27%

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1996 and December 31, 1995 by major classification:

                                           June 30,           December 31,
                                             1996                  1995
Real estate loans - mortgage              $  104,924            $  95,451
                  - construction               8,806                5,453
Commercial and industrial loans               27,075               23,133
Loans to individuals for household,
  family and other consumer expenditures      28,496               28,095
Agriculture                                    2,675                1,032
All other loans, including overdrafts            173                  334
     Gross loans                             172,149              153,498
       Less unearned income                   (1,088)              (1,094)
       Less reserve for loan losses           (2,321)              (2,242)
         Net loans                           168,740              150,162

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 1996 and the year ended December 31, 1995 are summarized as follows:

                                             Quarter Ended    Six Months Ended  December
                                                June 30,          June 30,         31,
                                            1996        1995  1996        1995    1995
Balance, beginning of period                $ 2,267  $ 2,310  $ 2,242  $ 2,220  $ 2,220
Charge-offs:
   Commercial, financial, and agricultural       11        2       41       57      133
   Real Estate - construction and mortgage        3        0        3        3        3
   Loans to individuals                          79       91      139      144      313
       Total charge-offs                    $    93  $    93  $   183  $   204  $   449
Recoveries:
   Commercial, financial, and agricultural  $    15  $    10  $    39  $   114  $   166
   Real Estate - construction and mortgage        3        8        6       12       44
   Loans to individuals                          39       77       77      105      151
       Total recoveries                     $    57  $    95  $   122  $   231  $   361
Net charge-offs/(recoveries)                $    36  $    (2) $    61  $   (27) $    88
Additions charge to operations              $    90  $    15  $   140  $    80  $   110
Balance, end of period                      $ 2,321  $ 2,327  $ 2,321  $ 2,327  $ 2,242


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                         .02%     -        .04%     -        .06%

The entire balance is available to absorb future loan losses.

At June 30, 1996 and December 31, 1995 loans on which no interest was being accrued totalled approximately $451 and $479, respectively and foreclosed real estate totalled $0 and $0, respectively.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 1996 and December 31, 1995 is summarized as follows:

                                      June 30,         December 31,
                                       1996                1995

Land and buildings                   $  8,175           $  8,175
Furniture, fixtures and equipment       5,299              5,454
Construction in progress                    -                  -
                                     $ 13,474           $ 13,629

Less accumulated depreciation and
   amortization                         6,598              6,463
                                     $  6,876           $  7,166

     Depreciation and amortization of bank premises and equipment charged to operating expense was $171 and $414 for the quarter ended and the six month period ended June 30, 1996, respectively and $666 for the year ended December 31, 1995.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 1996 and December 31, 1995, certificates of deposit of $100,000 or more included in time deposits totaled approximately $30,822 and $28,507 respectively. Interest expense on these deposits was approximately $392 and $767 for the quarter ended and the six-month period ended June 30, 1996 and $1,182 for the year ended December 31, 1995.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 1996 and December 31, 1995, securities sold under repurchase agreements totaled approximately $38,682 and $36,935. U.S. Government securities with a book value of $49,255 ($48,768 market value) and $52,193 ($52,543 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.81 percent and 5.10 percent at June 30, 1996 and December 31, 1995.

NOTE 8 - LINES OF CREDIT

     At June 30, 1996, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,924 at June 30, 1996. The amount outstanding under the note totaled $2,579 and $766 at June 30, 1996 and December 31, 1995, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 1996 and June 30, 1995 on pretax income of $1,454 and $1,252 totalled $498 and $415 respectively. Income tax expense for the six-month period ended June 30, 1996 and June 30, 1995 on pretax income of $2,831 and $2,595 totalled $948 and $829 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 1996.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 1996, commitments to extend credit totalled $14,090; financial standby letters of credit totalled $603; and performance standby letters of credit totalled $792. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 1996 and years ended December 31, 1995, 1994 and 1993, $85, $166, $266, $295, and $273, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 1996:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.3%

    Tier I Risk-based Capital           4.0%                17.7%

    Total Risk-based Capital            8.0%                18.9%

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 1996
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,452
   Investment in subsidiary                                        31,534
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 33,268

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            33,268
                                                                 $ 33,268

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 1996
                                    (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,910
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  1,883

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 13.0% from $151,388 at June 30, 1995 to $171,061 at June 30, 1996 and have increased as a percentage of total assets from 46.8% to 49.8% over the same period as loan demand has been very strong in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 46.3% at June 30, 1995 to 43.0% at June 30, 1996. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 15.4% at June 30, 1995 to 16.1% at June 30, 1996. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have increased from 58.8% of total assets at June 30, 1995 to 61.7% at June 30, 1996 while securities sold under agreement to repurchase have decreased from 14.8% to 11.2% over the same period. Some migration from term repurchase agreements to certificates of deposits occurred during 1996 due to lower FDIC premium levels.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of June 30, 1996 and 1995:

                                                            June  30,
Assets:                                              1996              1995
  Earning assets:
   Loans, net of unearned income                     49.8%            46.8%
   Investment securities                             21.5             25.4
   Securities Available for Sale                     19.4             13.3
   Federal funds sold and securities purchased
     under agreement to resell                        2.1              7.6
   Other earning assets                                -                -
      Total earning assets                           92.8             93.1
   Other assets                                       7.2              6.9
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         61.7%            58.8%
   Federal funds purchased and securities sold
    under agreement to repurchase                    11.2             14.8
   Other short-term borrowings                         .8               .6
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            73.7             74.2
         Noninterest-bearing deposits                16.1             15.4
   Other liabilities                                   .5               .6
   Stockholders' equity                               9.7              9.8
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 1996 and 1995 of $956 and $837, respectively, resulting in a return on average assets of 1.12% and 1.07% and a return on average stockholders' equity of 11.60% and 10.90%.

CNB Corporation experienced earnings for the six-month period ended June 30, 1996 and 1995 of $1,883 and $1,766, respectively, resulting in a return on average assets of 1.12% and 1.16% and a return on average stockholders' equity of 11.50% and 11.75%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $20,570 or 6.4% from $323,208 at June 30, 1995 to $343,778 at June 30, 1996. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 1996 and June 30, 1995:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period          Six-Month Period
                                         Ended June 30,              Ended June 30,
                                                   Percent                   Percent
                                                   Increase                  Increase
                                   1996     1995   (Decrease)   1996     1995  (Decrease)
Net interest income after
    provision for loan losses      3,332    3,137    6.2%      6,501     6,217   4.6%
Income before income taxes         1,454    1,252   16.1       2,831     2,595   9.1
Net Income                           956      837   14.2       1,883     1,766   6.6
Per Share                           2.01     1.75   14.9        3.95      3.69   7.0
Cash dividends declared                0        0      -           0         0     -
   Per Share                           0        0      -           0         0     -

Total assets                     343,778  323,208    6.4%    343,778   323,208   6.4%
Total deposits                   267,425  239,887   11.5     267,425   239,887  11.5
Loans, net of unearned income    171,061  151,388   13.0     171,061   151,388  13.0
Investment securities and
    securities available for
    sale                         140,651  125,053   12.5     140,651   125,053  12.5
Stockholders' equity              33,268   31,543    5.5      33,268    31,543   5.5
    Book value per share           69.70    65.96    5.7       69.70     65.96   5.7

Ratios (1):
Annualized return on average
    total assets                    1.12%    1.07%   4.7%       1.12%     1.16% (3.4)%

Annualized return on average
    stockholders' equity           11.60%   10.90%   6.4%      11.50%    11.75% (2.1)%


(1) For the three-month period ended June 30, 1996 and June 30, 1995, average total assets amounted to $341,544 and $312,422 with average stockholders' equity totaling $32,957 and $30,713, respectively. For the six-month period ended June 30, 1996 and June 30, 1995, average total assets amounted to $336,817 and $305,706 with average stockholders' equity totaling $32,756 and $30,051, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 1996 and 1995 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 7.7% increase from $3,265 for the three-month period ended June 30, 1995 to $3,515 for the three-month period ended June 30, 1996. During the same period, total fully-tax-equivalent interest income increased by 5.9% from $5,807 to $6,150 and total interest expense increased by 3.7% from $2,542 to $2,635. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .06% from 4.48% for the three-month period ended June 30, 1995 to 4.42% for the three-month period ended June 30, 1996.

Fully-tax-equivalent net interest income showed a 4.6% increase from $6,529 for the six-month period ended June 30, 1995 to $6,832 for the six-month period ended June 30, 1996. During the same period, total fully-tax-equivalent interest income increased by 6.8% from $11,367 to $12,142 and total interest expense increased by 9.8% from $4,838 to $5,310. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .23% from 4.58% for the six-month period ended June 30, 1995 to 4.35% for the six-month period ended June 30, 1996.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 6/30/96     Three Months Ended 6/30/95
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $168,372    $ 3,888     9.24%    $151,701  $ 3,642    9.60%
     Securities:
     Taxable                         127,814      1,884     5.90      107,708    1,593    5.92
     Tax-exempt                       13,425        274     8.16       15,045      333    8.85
   Federal funds sold and
     securities purchased under
     agreement to resell               8,490        104     4.90       16,878      239    5.66
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           318,101      6,150     7.73      291,332    5,807    7.97
    Other assets                      23,443                           21,090
      Total assets                  $341,544                         $312,422

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $211,590      2,108     3.99     $189,158  $ 1,969    4.16
   Federal funds purchased and
    securities sold under
    agreement to repurchase           42,596        515     4.84       42,593      559    5.25
   Other short-term borrowings         1,008         12     4.76          963       14    5.82
   Obligations under mortgages
     and capitalized leases                9          0     8.00           15        0    8.00
       Total interest-bearing
         liabilities                $255,203    $ 2,635     4.13     $232,729  $ 2,542    4.37
   Noninterest-bearing deposits       52,575                           46,612
   Other liabilities                     809                            2,368
   Stockholders' equity               32,957                           30,713
         Total liabilities and
           stockholders' equity     $341,544                         $312,422
   Net interest income as a percent
     of total earning assets        $318,101    $ 3,515     4.42     $291,332  $ 3,265    4.48

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    93                        $   113

Ratios:
Annualized return on average total assets                   1.12                          1.07
Annualized return on average stockholders' equity          11.60                         10.90
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.65                          9.83
  Average total deposits                                   12.48                         13.03
  Average loans, net of unearned income                    19.57                         20.25
Average earning assets as a percent of
average total assets                                       93.14                         93.25

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Six Months Ended 6/30/96       Six Months Ended 6/30/95
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $163,190    $ 7,596     9.31%    $149,261  $ 7,112    9.53%
     Securities:
     Taxable                         127,992      3,756     5.87      108,879    3,235    5.94
     Tax-exempt                       13,859        562     8.11       15,262      682    8.94
   Federal funds sold and
     securities purchased under
     agreement to resell               8,771        228     5.20       11,842      338    5.71
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           313,812     12,142     7.74      285,244   11,367    7.97
    Other assets                      23,005                           20,462
      Total assets                  $336,817                         $305,706

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $208,990      4,216     4.03     $190,240  $ 3,819    4.01
   Federal funds purchased and
    securities sold under
    agreement to repurchase           43,704      1,065     4.87       38,832      982    5.06
   Other short-term borrowings         1,002         29     5.79        1,305       37    5.67
   Obligations under mortgages
     and capitalized leases                9          0     8.00           16        0    8.00
       Total interest-bearing
         liabilities                $253,705    $ 5,310     4.19     $230,393  $ 4,838    4.20
   Noninterest-bearing deposits       49,430                           43,275
   Other liabilities                     926                            1,987
   Stockholders' equity               32,756                           30,051
         Total liabilities and
           stockholders' equity     $336,817                         $305,706
   Net interest income as a percent
     of total earning assets        $313,812    $ 6,832     4.35     $285,244  $ 6,529    4.58

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   191                        $   232

Ratios:
Annualized return on average total assets                   1.12                          1.16
Annualized return on average stockholders' equity          11.50                         11.75
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.73                          9.83
  Average total deposits                                   12.68                         12.87
  Average loans, net of unearned income                    20.07                         20.13
Average earning assets as a percent of
average total assets                                       93.17                         93.31

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended June 30, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                                                                          Change
                              Average  Average                           Interest     Interest              Change Change Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to Due To Rate X
                                1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance   Rate  Volume Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   168,372   151,701     9.24%       9.60%     3,888       3,642         246     (137)     398   (15)
Investment securities:
 Taxable                      127,814   107,708     5.90%       5.92%     1,884       1,593         291       (5)     297    (1)
 Tax-exempt                    13,425    15,045     8.16%       8.85%       274         333         (59)     (26)     (36)    3
Federal funds sold and
 securities purchased under
 agreement to resell            8,490    16,878     4.90%       5.66%       104         239        (135)     (32)    (119)   16
Other earning assets                0         0      -           -            0           0           0        -        -     -

Total Earning Assets          318,101   291,332     7.73%       7.97%     6,150       5,807         343     (200)     540     3

Interest-bearing Liabilities:

Interest-bearing deposits     211,590   189,158     3.99%       4.16%     2,108       1,969         139      (81)     230   (10)
Federal funds purchased and
 securities sold under
 agreement to repurchase       42,596    42,593     4.84%       5.25%       515         559         (44)     (44)       -     -
Other short-term borrowings     1,008       963     4.76%       5.82%        12          14          (2)      (3)       1     -
Mortgage indebtedness and
 obligations under capital-
 ized leases                        9        15     8.00%       8.00%         0           0           0        -        -     -

Total Interest-bearing
 Liabilities                  255,203   232,729     4.13%       4.37%     2,635       2,542          93     (128)     231   (10)
Interest-free Funds
 Supporting Earning Assets     62,898    58,603

Total Funds Supporting

Earning Assets                318,101   291,332     3.31%       3.49%     2,635       2,542          93     (128)     231   (10)

Interest Rate Spread                                3.60%       3.60%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .82%        .88%

Net Yield on Earning Assets                         4.42%       4.48%     3,515       3,265

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                              For the Six Months Ended June 30, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                                                                           Change
                              Average  Average                           Interest     Interest              Change  Change Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To Rate X
                                1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance   Rate   Volume Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   163,190   149,261     9.31%       9.53%     7,596       7,112         484     (164)     664  (16)
Investment securities:
 Taxable                      127,992   108,879     5.87%       5.94%     3,756       3,235         521      (38)     567   (8)
 Tax-exempt                    13,859    15,262     8.11%       8.94%       562         682        (120)     (63)     (63)   6
Federal funds sold and
 securities purchased under
 agreement to resell            8,771    11,842     5.20%       5.71%       228         338        (110)     (30)     (87)   7
Other earning assets                0         0      -           -            0           0           0        -        -    -

Total Earning Assets          313,812   285,244     7.74%       7.97%    12,142      11,367         775     (295)   1,081  (11)

Interest-bearing Liabilities:

Interest-bearing deposits     208,990   190,240     4.03%       4.01%     4,216       3,819         397       19      376    2
Federal funds purchased and
 securities sold under
 agreement to repurchase       43,704    38,832     4.87%       5.06%     1,065         982          83      (37)     123   (3)
Other short-term borrowings     1,002     1,305     5.79%       5.67%        29          37          (8)       1       (9)   -
Mortgage indebtedness and
 obligations under capital-
 ized leases                        9        16     8.00%       8.00%         0           0           0        -        -    -

Total Interest-bearing
 Liabilities                  253,705   230,393     4.19%       4.20%     5,310       4,838         472      (17)     490   (1)
Interest-free Funds
 Supporting Earning Assets     60,107    54,851

Total Funds Supporting

Earning Assets                313,812   285,244     3.39%       3.39%     5,310       4,838         472      (17)     490   (1)

Interest Rate Spread                                3.55%       3.77%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .80%        .81%

Net Yield on Earning Assets                         4.35%       4.58%     6,832       6,529

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

0NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified in the portfolio.

The provision for possible loan losses was $90 for the three-month period ended June 30, 1996 and $15 for the three-month period ended June 30, 1995. Net loan charge-offs/(recoveries) totaled $36 for the three-month period ended June 30, 1996 and $(2) for the same period in 1995.

The provision for possible loan losses was $140 for the six-month period ended June 30, 1996 and $80 for the six-month period ended June 30, 1995. Net loan charge-offs/(recoveries) totaled $61 for the six-month period ended June 30, 1996 and $(27) for the same period in 1995.

The reserve for possible loan losses as a percentage of net loans was 1.38% at June 30, 1996 and 1.56% at June 30, 1995. The increased provision during the three-month and six-month period ended June 30, 1996 was due to the increased level of loan growth. Continued low net charge-offs through the remainder of 1996 are anticipated by management.

Securities Transactions - The Bank recognized a gain on available-for-sale security transactions for the quarter ended March 31, 1996 of $38 and recognized a $26 gain during the first quarter of 1995. There were no security sales during the second quarter of 1996 or 1995. Management sold approximately $2 million and $3 million, respectively, in treasury bonds to fund loan growth and to adjust the Bank's interest sensitivity position. At June 30, 1996, December 31, 1995, and June 30, 1995 market value appreciation/(depreciation) in the securities portfolio totaled $(1,358), $1,546, and $569. As indicated, market value has been reduced due to rising market interest rates in 1996.

Other Income - Other income, net of any gains/losses on security transactions, increased by 4.5% from $665 for the three-month period ended June 30, 1995 to $695 for the three-month period ended June 30, 1996.

Other income, net of any gains/losses on security transactions, increased by 7.1% from $1,258 for the six-month period ended June 30, 1995 to $1,347 for the six-month period ended June 30, 1996.

This increase in the three-month and six-month period ended June 30, 1996 was primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 1.0% from $2,550 for the three-month period ended June 30, 1995 to $2,573 for the three-month period
ended June 30, 1996.   The major components of other expenses are salaries
and employee benefits which increased 4.2% from $1,442 to $1,503; occupancy expense which increased 20.8% from $371 to $448; and other operating expenses which decreased by 17.8% from $757 to $622.

Other Expenses (continued) - Other expenses increased by 3.0% from $4,906 for the six-month period ended June 30, 1995 to $5,055 for the six-month period ended June 30, 1996. The major components of other expenses are salaries and employee benefits which increased 6.2% from $2,764 to $2,934; occupancy expense which increased 23.5% from $737 to $910; and other operating expense which decreased by 13.8% from $1,404 to $1,210.

As anticipated, overhead expenses associated with substantial 1994-1995 purchases of electronic data processing equipment and drive-up automated teller machines, as well as the construction, equipping, and staffing of the Myrtle Beach Office, continue to impact earnings. However, total operating expense growth has been offset somewhat by a decrease of $263 in FDIC insurance premium expense as reflected in the decline in other operating expense.

Income Taxes - Provisions for income taxes increased 20.0% from $415 for the three-month period ended June 30, 1995 to $498 for the three-month period ended June 30, 1996. Income before income taxes less interest on tax-exempt investment securities increased by 23.4% from $1,032 for the three-month period ended June 30, 1995 to $1,273 for the same period in 1996. State tax liability increased as income before income taxes increased 23.4% from $1,252 to $1,454 during the same period.

Provisions for income taxes increased 14.4% from $829 for the six-month period ended June 30, 1995 to $948 for the six-month period ended June 30, 1996. Income before income taxes less interest on tax-exempt investment securities increased by 14.7% from $2,145 for the six-month period ended June 30, 1995 to $2,460 for the same period in 1996 and state tax liability increased as income before income taxes increased 9.1% from $2,595 to $2,831 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $33,268, $32,195, $28,857, and $26,820 at June 30, 1996, December 31, 1995, December 31, 1994, and December 31, 1993,
representing 9.68%, 9.91%, 9.71%, and 9.46% of total assets, respectively.
At June 30, 1996, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on April 9, 1996.

The purpose of the Annual Meeting was to: (1) elect five Directors; and (2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 1996.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 333,308 of the 477,233 shares issued present or represented by proxy and all shares were voted for the election of the five Directors listed as management's nominees in the proxy statement and for the ratification of Elliott, Davis, and Company as the Company's 1996 independent public accountant.
                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                               EXHIBIT INDEX
Exhibit
Number
  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 24 and 25).

All other exhibits, the filing of which are required with this Form, are not
applicable.                         22

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



Date:  August 12, 1996