Form 10-Q
period 1996-09-30
CNB CORP /SC/
filed 1996-11-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended September 30, 1996    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 1996 was 477,509.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1996,           1
           December 31, 1995 and September 30, 1995

           Consolidated Statement of Income for the Three Months           2
           and Nine Months Ended September 30, 1996 and 1995

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Nine Months Ended September 30, 1996
           and 1995

           Consolidated Statement of Cash Flows for the Nine Months        4
           Ended September 30, 1996 and 1995

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                        Sept. 30,  December 31, Sept. 30,
                                          1996        1995         1995
ASSETS:
    Cash and due from banks              $ 14,702   $ 15,605   $  13,304
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  75,340     76,402      80,429
      (Fair values of $74,877 at
       September 30, 1996, $77,231 at
       December 31, 1995, and $80,363
       at September 30, 1995)
    Securities Available for Sale          63,757     62,250      51,169
      (Amortized cost of $64,130 at
       September 30, 1996, $61,533 at
       December 31, 1995, and $50,866
       at September 30, 1995)
    Federal Funds sold and securities
       purchased under agreement
       to resell                            9,100      7,300      24,400
    Loans:
       Gross Loans                        176,045    153,498     151,406
       Less unearned income                (1,059)    (1,094)     (1,093)
         Loans, net of unearned income    174,986    152,404     150,313
       Less reserve for possible
          loan losses                      (2,359)    (2,242)     (2,295)
       Net loans                          172,627    150,162     148,018
    Bank premises and equipment             6,946      7,166       7,279
    Other assets                            6,046      5,809       5,608
    Total assets                          348,518    324,694     330,207
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                55,864     44,723      48,989
    Interest-bearing                      219,665    206,433     202,628
      Total deposits                      275,529    251,156     251,617
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       33,396     36,935      40,681
    Other short-term borrowings             2,911        766       3,195
 Obligations under mortgages and
       capital leases                           7         10          13
    Other liabilities                       2,000      3,609       2,052
    Minority interest in subsidiary            24         23          23
      Total liabilities                   313,867    292,499     297,761
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093 shares                4,791      4,791       4,791
       Surplus                             15,695     15,676      15,666
       Undivided Profits                   14,535     11,431      11,938
       Net Unrealized Holding                (224)      (430)        182
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock               (146)      (133)       (131)
            Total stockholders' equity     34,651     32,195      32,446
         Total liabilities
             and stockholders' equity     348,518    324,694     330,207

                                             1
                              CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                 1996          1995  1996          1995
Interest Income:
  Interest and fees on loans                     $  4,033   $ 3,564  $ 11,629  $ 10,676
  Interest on investment securities:
    Taxable investment securities                   1,904     1,710     5,657     4,942
    Tax-exempt investment securities                  185       220       556       670
    Other securities                                    0         0         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               120       286       348       624
      Total interest income                         6,242     5,780    18,193    16,915
Interest Expense:
  Interest on deposits                              2,176     2,091     6,392     5,910
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        436       500     1,501     1,482
  Interest on other short-term borrowings              18        28        47        65
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         0

      Total interest expense                        2,630     2,619     7,940     7,457
Net interest income                                 3,612     3,161    10,253     9,458
Provision for possible loan losses                     90        25       230       105

Net interest income after provision for
  possible loan losses                              3,522     3,136    10,023     9,353
Other income:
  Service charges on deposit accounts                 490       434     1,442     1,334
  Gains/(Losses) on securities                          0        (1)       38        25
  Other operating income                              309       311       704       669
      Total other income                              799       744     2,184     2,028

Other expenses:
  Minority interest in income of subsidiary             1         1         2         2
  Salaries and employee benefits                    1,492     1,364     4,426     4,128
  Occupancy expense                                   375       367     1,285     1,104
  Other operating expenses                            621       597     1,831     2,001
      Total operating expenses                      2,489     2,329     7,544     7,235
Income before income taxes                          1,832     1,551     4,663     4,146
  Income tax provision                                611       486     1,559     1,315
Net Income                                          1,221     1,065     3,104     2,831

  Per share data:
  Net income per weighted average shares
    outstanding                                  $   2.55  $   2.23  $   6.50  $   5.92
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  72.57  $  67.97  $  72.57  $  67.97
  Weighted average number of shares outstanding   477,304   477,945   477,304   477,945

  Actual number of shares outstanding             477,509   477,339   477,509   477,339

                            CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,

                                                      1996         1995
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        4,791



Surplus:
Balance, January 1                                  15,676       15,659
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                          19            7
Balance at end of period                            15,695       15,666



Undivided profits:
Balance, January 1                                  11,431        9,107
Net Income                                           3,104        2,831
Cash dividends declared                               None         None
Balance at end of period                            14,535       11,938



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                     430         (588)
Change in net unrealized gains/(Losses)               (654)         770
Balance at end of period                              (224)         182



Treasury stock:
Balance, January 1                                    (133)        (112)
Purchase of treasury stock                            (213)        (111)
Reissue of treasury stock                              200           92
Balance at end of period                              (146)        (131)



Total stockholders' equity                          34,651       32,446

Note:  Columns may not add due to rounding.

                               CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                 For the nine-month period ended Sept. 30,
                                                      1996        1995
OPERATING ACTIVITIES
  Net income                                        $ 3,104     $ 2,831
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        585         493
    Provision for loan losses                           230         105
    Provision for deferred income taxes                (243)        511
    Loss (gain) on sale of investment
     securities                                         (38)         25
    (Increase) decrease in accrued interest
     receivable                                        (305)       (285)
    (Increase) decrease in other assets                  68        (257)
    (Decrease) increase in other liabilities           (657)       (191)
    Increase in minority interest in
     subsidiary                                           1           3
        Net cash provided by operating
          activities                                  2,745       3,235
INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                 2,000       5,117
  Proceeds from maturities of investment
   securities held to maturity                       19,935       2,230
  Proceeds from maturities of investment
   securities available for sale                      4,465       5,000
  Purchase of investment securities held to
   maturity                                         (15,895)       (470)
  Purchase of investment securities
   available for sale                               (10,950)    (15,463)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold          (1,800)    (21,275)
  (Increase) decrease in loans                      (22,582)     (5,950)
  Premises and equipment expenditures                  (365)     (2,462)
        Net cash provided by (used for)
          investing activities                      (25,192)    (33,273)
FINANCING ACTIVITIES
  Dividends paid                                     (1,432)       (955)
  Increase (Decrease) in deposits                    24,373      17,424
  (Decrease) increase in securities sold
    under repurchase agreement                       (3,539)     11,625
  (Decrease) increase in other
    short-term borrowings                             2,145         701
  Increase (decrease)in obligation under
   mortgages and capital leases                          (3)         (5)
        Net cash provided by (used for)
          financing activities                       21,544      28,790
        Net increase (decrease) in cash
          and due from banks                           (903)     (1,248)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           15,605      14,552
CASH AND DUE FROM BANKS, SEPT. 30, 1996 AND 1995    $14,702     $13,304
CASH PAID (RECEIVED) FOR:
  Interest                                          $ 7,952     $ 7,343
  Income taxes                                      $ 1,567     $ 1,206
                                    4
      CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,304 for the nine-month period ended September 30, 1996 and 477,945 for the nine-month period ended September 30, 1995.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 1996 and for the years ended December 31, 1995 and 1994 were approximately $4,999, $4,306, and $3,988, respectively.

      NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $59,665 at September 30, 1996 and $66,115 at December 31, 1995 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 1996 and at December 31, 1995.

                                            September 30, 1996
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $13,531  $   34      $   26      $13,539      5.99%
   One to five years        21,272     137         114       21,295      6.32
                            34,803     171         140       34,834      6.19
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        28,081       8         396       27,693      6.00
   After ten years             804       0          24          780      6.08
                            28,885       8         420       28,473      6.00

  State, county and
  municipal
   Within one year               0       0           0            0       -
   One to five years           326       8           0          334      7.85
                               326       8           0          334      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $64,130  $  187      $  560      $63,757      6.12%

HELD TO MATURITY
  United States Treasury
   Within one year          16,077      17          41       16,053      5.66%
   One to five years        27,728      77         333       27,472      5.64
                            43,805      94         374       43,525      5.65
  Federal agencies
   Within one year           2,001       5           0        2,006      7.97%
   One to five years        13,337      18         218       13,137      6.29
   Six to ten years          2,003       0          67        1,936      6.40
                            17,341      23         285       17,079      6.50
  State, county and
  municipal
   Within one year           1,716       5           1        1,720      9.31%
   One to five years         6,706     239          20        6,925      8.80
   Six to ten years          5,652       1         146        5,507      6.93
   Over ten years              120       1           0          121      8.06
                            14,194     246         167       14,273      8.11
   Total held to maturity  $75,340  $  363      $  826      $74,877      6.31%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(224) as of September 30, 1996.

      NOTE 3 - INVESTMENT SECURITIES (Continued)


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

      NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 1996 and December 31, 1995 by major classification:

                                          September 30,       December 31,
                                             1996                  1995
Real estate loans - mortgage              $  108,411            $  95,451
                  - construction              11,205                5,453
Commercial and industrial loans               26,167               23,133
Loans to individuals for household,
  family and other consumer expenditures      28,222               28,095
Agriculture                                    1,849                1,032
All other loans, including overdrafts            191                  334
     Gross loans                             176,045              153,498
       Less unearned income                   (1,059)              (1,094)
       Less reserve for loan losses           (2,359)              (2,242)
         Net loans                           172,627              150,162




     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 1996 and the year ended December 31, 1995 are summarized as follows:

                                             Quarter Ended   Nine Months Ended  December
                                             September 30,     September 30,       31,
                                            1996        1995  1996        1995    1995
Balance, beginning of period                $ 2,321  $ 2,327  $ 2,242  $ 2,220  $ 2,220
Charge-offs:
   Commercial, financial, and agricultural        0       63       41      120      133
   Real Estate - construction and mortgage        0        0        3        3        3
   Loans to individuals                          77       57      216      201      313
       Total charge-offs                    $    77  $   120  $   260  $   324  $   449
Recoveries:
   Commercial, financial, and agricultural  $     3  $    31  $    42  $   145  $   166
   Real Estate - construction and mortgage        4       10       10       22       44
   Loans to individuals                          18       22       95      127      151
       Total recoveries                     $    25  $    63  $   147  $   294  $   361
Net charge-offs/(recoveries)                $    52  $    57  $   113  $    30  $    88
Additions charge to operations              $    90  $    25  $   230  $   105  $   110
Balance, end of period                      $ 2,359  $ 2,295  $ 2,359  $ 2,295  $ 2,242


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                         .03%     .04%     .07%     .02%     .06%

The entire balance is available to absorb future loan losses.

At September 30, 1996 and December 31, 1995 loans on which no interest was being accrued totalled approximately $406 and $479, respectively; foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $47 and $87, respectively.

OTHER INTEREST BEARING ASSETS

     The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies is remote due to the financial stability of the U.S. subsidiary and no loss contingency has been provided.

     On October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) has been confirmed by the Court. The plan provides for the assumption of company owned life insurance policies (COLI), such as the Bank's, to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI Policies will have the option to receive a policy reinsured by Pacific Mutual which is expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of that policy.

     Given the facts and circumstances given above regarding the investment in an executive life insurance program and having read the related guidance in SFAS No. 5 and SAB Topic 5(Y) as it relates to the recovery of receivable balances, there continues to be no significant uncertainties regarding the recognition of a loss contingency.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 1996 and December 31, 1995 is summarized as follows:

                                    September 30,      December 31,
                                       1996                1995

Land and buildings                   $  8,357           $  8,175
Furniture, fixtures and equipment       5,358              5,454
Construction in progress                    -                  -
                                     $ 13,715           $ 13,629

Less accumulated depreciation and
   amortization                         6,769              6,463
                                     $  6,946           $  7,166

     Depreciation and amortization of bank premises and equipment charged to operating expense was $171 and $585 for the quarter ended and the nine month period ended September 30, 1996, respectively and $666 for the year ended December 31, 1995.

      NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 1996 and December 31, 1995, certificates of deposit of $100,000 or more included in time deposits totaled approximately $33,690 and $28,507 respectively. Interest expense on these deposits was approximately $432 and $1,199 for the quarter ended and the nine-month period ended September 30, 1996 and $1,182 for the year ended December 31, 1995.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 1996 and December 31, 1995, securities sold under repurchase agreements totaled approximately $33,396 and $36,935. U.S. Government securities with a book value of $46,204 ($45,875 market value) and $52,193 ($52,543 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.92 percent and 5.10 percent at September 30, 1996 and December 31, 1995.

NOTE 8 - LINES OF CREDIT

     At September 30, 1996 the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,952 at September 30, 1996. The amount outstanding under the note totaled $2,911 and $766 at September 30, 1996 and December 31, 1995, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 1996 and September 30, 1995 on pretax income of $1,832 and $1,551 totalled $611 and $486 respectively. Income tax expense for the nine-month period ended September 30, 1996 and September 30, 1995 on pretax income of $4,663 and $4,146 totalled $1,559 and $1,315 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

      NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 1996.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 1996, commitments to extend credit totalled $13,210; financial standby letters of credit totalled $564; and performance standby letters of credit totalled $830. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 1996 and years ended December 31, 1995, 1994 and 1993, $84, $250, $266, $295, and $273, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 1996:

                                          Conway National Bank
                                                  Ratios
                                       Required
                                       Minimum             Actual

    Tier I Leverage Capital             4.0%                 9.5%

    Tier I Risk-based Capital           4.0%                18.0%

    Total Risk-based Capital            8.0%                19.2%

      NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1996
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,474
   Investment in subsidiary                                        32,895
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 34,651

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            34,651
                                                                 $ 34,651

                           CONDENSED STATEMENT OF INCOME
              For the nine-month period ended September 30, 1996
                                     (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  3,131
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  3,104

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity,and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal and recurring nature.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 16.4% from $150,313 at September 30, 1995 to $174,986 at September 30, 1996 and have increased as a percentage of total assets from 45.5% to 50.2% over the same period as moderate loan demand has been very strong in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 47.3% at September 30, 1995 to 42.5% at September 30, 1996. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 14.8% at September 30, 1995 to 16.0% at September 30, 1996. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have increased from 61.4% of total assets at September 30, 1995 to 63.0% at September 30, 1996 while securities sold under agreement to repurchase have decreased from 12.4% to 9.6% over the same period. Some migration from term repurchase agreements to certificates of deposits occurred during 1996 due to lower FDIC premium levels.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of September 30, 1996 and 1995:

                                                         September 30,
Assets:                                              1996              1995
  Earning assets:
   Loans, net of unearned income                     50.2%            45.5%
   Investment securities                             21.6             24.4
   Securities Available for Sale                     18.3             15.5
   Federal funds sold and securities purchased
     under agreement to resell                        2.6              7.4
   Other earning assets                                -                -
      Total earning assets                           92.7             92.8
   Other assets                                       7.3              7.2
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         63.0%            61.4%
   Federal funds purchased and securities sold
    under agreement to repurchase                     9.6             12.4
   Other short-term borrowings                         .8              1.0
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            73.4             74.8
         Noninterest-bearing deposits                16.0             14.8
   Other liabilities                                   .7               .6
   Stockholders' equity                               9.9              9.8
       Total liabilities and stockholders' equity   100.0%           100.0%
                                  13
RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 1996 and 1995 of $1,221 and $1,065, respectively, resulting in a return on average assets of 1.40% and 1.32% and a return on average stockholders' equity of 14.42% and 13.45%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 1996 and 1995 of $3,104 and $2,831, respectively, resulting in a return on average assets of 1.21% and 1.21% and a return on average stockholders' equity of 12.34% and 12.49%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $18,311 or 5.5% from $330,207 at September 30, 1995 to $348,518 at September 30, 1996. The
following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 1996 and September 30, 1995:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period         Nine-Month Period
                                       Ended September 30,       Ended September 30,
                                                  Percent                    Percent
                                                  Increase                   Increase
                                  1996     1995   (Decrease)   1996     1995  (Decrease)
Net interest income after
    provision for loan losses      3,522    3,136   12.3%     10,023     9,353   7.2%
Income before income taxes         1,832    1,551   18.1       4,663     4,146  12.5
Net Income                         1,221    1,065   14.6       3,104     2,831   9.6
Per Share                           2.55     2.23   14.3        6.50      5.92   9.8
Cash dividends declared                0        0      -           0         0     -
   Per Share                           0        0      -           0         0     -
Total assets                     348,518  330,207    5.5%    348,518   330,207   5.5%
Total deposits                   275,529  251,617    9.5     275,529   251,617   9.5
Loans, net of unearned income    174,986  150,313   16.4     174,986   150,313  16.4
Investment securities and
    securities available for
    sale                         139,097  131,598    5.7     139,097   131,598   5.7
Stockholders' equity              34,651   32,446    6.8      34,651    32,446   6.8
    Book value per share           72.57    67.97    6.8       72.57     67.97   6.8
Ratios (1):
Annualized return on average
    total assets                    1.40%    1.32%   6.1%       1.21%     1.21%    -
Annualized return on average
    stockholders' equity           14.42%   13.45%   7.2%      12.34%    12.49% (1.2)%


(1) For the three-month period ended September 30, 1996 and September 30, 1995, average total assets amounted to $348,487 and $323,895 with average stockholders' equity totaling $33,878 and $31,674, respectively. For the nine-month period ended September 30, 1996 and September 30, 1995, average total assets amounted to $340,707 and $311,769 with average stockholders' equity totaling $33,130 and $30,592, respectively.

      NET INCOME

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 1996 and 1995 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 13.2% increase from $3,274 for the three-month period ended September 30, 1995 to $3,707 for the three-month period ended September 30, 1996. During the same period, total fully-tax-equivalent interest income increased by 7.5% from $5,893 to $6,337 and total interest expense increased by .4% from $2,619 to $2,630. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .22% from 4.35% for the three-month period ended September 30, 1995 to 4.57% for the three-month period ended September 30, 1996.

Fully-tax-equivalent net interest income showed a 7.5% increase from $9,803 for the nine-month period ended September 30, 1995 to $10,539 for the nine-month period ended September 30, 1996. During the same period, total fully-tax-equivalent interest income increased by 7.1% from $17,260 to $18,479 and total interest expense increased by 6.5% from $7,457 to $7,940. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .07% from 4.50% for the nine-month period ended September 30, 1995 to 4.43% for the nine-month period ended September 30, 1996.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                       CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 9/30/96     Three Months Ended 9/30/95
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $173,342    $ 4,033     9.31%    $150,845  $ 3,564    9.45%
     Securities:
     Taxable                         127,011      1,904     6.00      116,145    1,710    5.89
     Tax-exempt                       14,201        280     7.89       14,143      333    9.42
   Federal funds sold and
     securities purchased under
     agreement to resell               9,830        120     4.88       19,702      286    5.81
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           324,384      6,337     7.81      300,835    5,893    7.84
    Other assets                      24,103                           23,060
      Total assets                  $348,487                         $323,895

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $216,475      2,176     4.02     $199,264  $ 2,091    4.20
   Federal funds purchased and
    securities sold under
    agreement to repurchase           36,402        436     4.79       38,880      500    5.14
   Other short-term borrowings         1,335         18     5.39        2,022       28    5.54
   Obligations under mortgages
     and capitalized leases                6          0     8.00           13        0    8.00
       Total interest-bearing
         liabilities                $254,218    $ 2,630     4.14     $240,179  $ 2,619    4.36
   Noninterest-bearing deposits       55,277                           49,956
   Other liabilities                   5,114                            2,086
   Stockholders' equity               33,878                           31,674
         Total liabilities and
           stockholders' equity     $348,487                         $323,895
   Net interest income as a percent
     of total earning assets        $324,384    $ 3,707     4.57     $300,835  $ 3,274    4.35

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    95                        $   113

Ratios:
Annualized return on average total assets                   1.40                          1.32
Annualized return on average stockholders' equity          14.42                         13.45
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.72                          9.78
  Average total deposits                                   12.47                         12.71
  Average loans, net of unearned income                    19.54                         21.00
Average earning assets as a percent of
average total assets                                       93.08                         92.88

                                       CNB Corporation and Subsidiary
                                     Selected Financial Data

                                      Nine Months Ended 9/30/96      Nine Months Ended 9/30/95
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $166,574    $11,629     9.31%    $149,789  $10,676    9.50%
     Securities:
     Taxable                         127,665      5,660     5.91      111,301    4,945    5.92
     Tax-exempt                       13,973        842     8.03       14,889    1,015    9.09
   Federal funds sold and
     securities purchased under
     agreement to resell               9,124        348     5.09       14,462      624    5.75
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           317,336     18,479     7.76      290,441   17,260    7.92
    Other assets                      23,371                           21,328
      Total assets                  $340,707                         $311,769

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $211,485      6,392     4.03     $193,248  $ 5,910    4.08
   Federal funds purchased and
    securities sold under
    agreement to repurchase           41,270      1,501     4.85       38,848    1,482    5.09
   Other short-term borrowings         1,113         47     5.63        1,544       65    5.61
   Obligations under mortgages
     and capitalized leases                8          0     8.00           15        0    8.00
       Total interest-bearing
         liabilities                $253,876    $ 7,940     4.17     $233,655  $ 7,457    4.26
   Noninterest-bearing deposits       51,379                           45,502
   Other liabilities                   2,322                            2,020
   Stockholders' equity               33,130                           30,592
         Total liabilities and
           stockholders' equity     $340,707                         $311,769
   Net interest income as a percent
     of total earning assets        $317,336    $10,539     4.43     $290,441  $ 9,803    4.50

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   286                        $   345

Ratios:
Annualized return on average total assets                   1.21                          1.21
Annualized return on average stockholders' equity          12.49                         12.34
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.72                          9.81
  Average total deposits                                   12.60                         12.81
  Average loans, net of unearned income                    19.89                         20.42
Average earning assets as a percent of
average total assets                                       93.14                         93.16

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                          For the Three Months Ended September 30, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   173,342   150,845     9.31%       9.45%     4,033       3,564         469      (53)     531     (9)
Investment securities:
 Taxable                      127,011   116,145     6.00%       5.89%     1,904       1,710         194       32      160      2
 Tax-exempt                    14,201    14,143     7.89%       9.42%       280         333         (53)     (54)       1      -
Federal funds sold and
 securities purchased under
 agreement to resell            9,830    19,702     4.88%       5.81%       120         286        (166)     (46)    (143)    23
Other earning assets                0         0      -           -            0           0           0        -        -      -

Total Earning Assets          324,384   300,835     7.81%       7.84%     6,337       5,893         444     (121)     549     16

Interest-bearing Liabilities:

Interest-bearing deposits     216,475   199,264     4.02%       4.20%     2,176       2,091          85      (90)     181     (6)
Federal funds purchased and
 securities sold under
 agreement to repurchase       36,402    38,880     4.79%       5.14%       436         500         (64)     (34)     (32)     2
Other short-term borrowings     1,335     2,022     5.39%       5.54%        18          28         (10)      (1)     (10)     1
Mortgage indebtedness and
 obligations under capital-
 ized leases                        6        13     8.00%       8.00%         0           0           0        -        -      -

Total Interest-bearing
 Liabilities                  254,218   240,179     4.14%       4.36%     2,630       2,619          11     (125)     139     (3)
Interest-free Funds
 Supporting Earning Assets     70,166    60,656

Total Funds Supporting

Earning Assets                324,384   300,835     3.24%       3.48%     2,630       2,619          11     (125)     139     (3)

Interest Rate Spread                                3.67%       3.48%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .90%        .87%

Net Yield on Earning Assets                         4.57%       4.35%     3,707       3,274

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                           For the Nine Months Ended September 30, 1996 and 1995
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   166,574   149,789     9.31%       9.50%    11,629      10,676         953     (213)   1,195     (29)
Investment securities:
 Taxable                      127,665   111,301     5.91%       5.92%     5,660       4,945         715       (8)     724      (1)
 Tax-exempt                    13,973    14,889     8.03%       9.09%       842       1,015        (173)    (118)     (62)      7
Federal funds sold and
 securities purchased under
 agreement to resell            9,124    14,462     5.09%       5.75%       348         624        (276)     (71)    (230)     25
Other earning assets                0         0      -           -            0           0           0        -        -       -

Total Earning Assets          317,336   290,441     7.76%       7.92%    18,479      17,260       1,219     (410)   1,627       2

Interest-bearing Liabilities:

Interest-bearing deposits     211,485   193,248     4.03%       4.08%     6,392       5,910         482      (72)     558      (4)
Federal funds purchased and
 securities sold under
 agreement to repurchase       41,270    38,848     4.85%       5.09%     1,501       1,482          19      (70)      92      (3)
Other short-term borrowings     1,113     1,544     5.63%       5.61%        47          65         (18)       -      (18)      -
Mortgage indebtedness and
 obligations under capital-
 ized leases                        8        15     8.00%       8.00%         0           0           0        -        -       -

Total Interest-bearing
 Liabilities                  253,876   233,655     4.17%       4.26%     7,940       7,457         483     (142)     632      (7)
Interest-free Funds
 Supporting Earning Assets     63,460    56,786

Total Funds Supporting

Earning Assets                317,336   290,441     3.33%       3.42%     7,940       7,457         483     (142)     632      (7)

Interest Rate Spread                                3.59%       3.66%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                              .84%        .84%

Net Yield on Earning Assets                         4.43%       4.50%    10,539       9,803

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

The provision for possible loan losses was $90 for the three-month period ended September 30, 1996 and $25 for the three-month period ended September 30, 1995. Net loan charge-offs/(recoveries) totaled $52 for the three-month period ended September 30, 1996 and $57 for the same period in 1995.

The provision for possible loan losses was $230 for the nine-month period ended September 30, 1996 and $105 for the nine-month period ended September 30, 1995. Net loan charge-offs/(recoveries) totaled $113 for the nine-month period ended September 30, 1996 and $30 for the same period in 1995.

The reserve for possible loan losses as a percentage of net loans was 1.37% at September 30, 1996 and 1.55% at September 30, 1995. The increased provision during the three-month and nine-month period ended September 30, 1996 was due to the increased level of net loan growth. Continued low net charge-offs through the remainder of 1996 are anticipated by management.

Securities Transactions - The bank recognized a gain on available-for-sale security transactions for the quarter ended March 31, 1996 of $38 and recognized a $26 gain during the first quarter of 1995. There were no security sales during the second quarter of 1996 or 1995. Management sold approximately $2 million and $3 million, respectively, in treasury bonds to fund loan growth and to adjust the Bank's interest sensitivity position. During the third quarter of 1995, management sold at a $1 loss approximately $2 million in variable-rate agencies in anticipation of falling interest rates. No sales were conducted during the third quarter of 1996. At September 30, 1996, December 31, 1995, and September 30, 1995 market value appreciation/(depreciation) in the securities portfolio totaled $(836), $1,546, and $237. As indicated, market value has been reduced due to rising market interest rates in 1996.

Other Income - Other income, net of any gains/losses on security transactions, increased by 7.2% from $745 for the three-month period ended September 30, 1995 to $799 for the three-month period ended September 30, 1996.

Other income, net of any gains/losses on security transactions, increased by 7.1% from $2,003 for the nine-month period ended September 30, 1995 to $2,146 for the nine-month period ended September 30, 1996.

The increase in the three-month and nine-month period ended September 30, 1996 was primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 6.9% from $2,329 for the three-month period ended September 30, 1995 to $2,489 for the three-month period
ended September 30, 1996.   The major components of other expenses are
salaries and employee benefits which increased 9.4% from $1,364 to $1,492; occupancy expense which increased 2.2% from $367 to $375; and other operating expenses which increased by 4.0% from $597 to $621.

Other Expenses (continued) - Other expenses increased by 4.3% from $7,235 for the nine-month period ended September 30, 1995 to $7,544 for the nine-month period ended September 30, 1996. The major components of other expenses are salaries and employee benefits which increased 7.2% from $4,128 to $4,426; occupancy expense which increased 16.4% from $1,104 to $1,285; and other operating expense which decreased by 8.5% from $2,001 to $1,831.

As anticipated, overhead expenses associated with substantial 1994-1995 purchases of electronic data processing equipment and drive-up automated teller machines, as well as the construction, equipping, and staffing of the Myrtle Beach Office, continue to impact earnings. However, total operating expense growth has been offset somewhat by a year-to-date decrease of $391 in FDIC insurance premium expense as reflected in the decline in other operating expense.

Income Taxes - Provisions for income taxes increased 25.7% from $486 for the three-month period ended September 30, 1995 to $611 for the three-month period ended September 30, 1996. Income before income taxes less interest on tax-exempt investment securities increased by 23.7% from $1,331 for the three-month period ended September 30, 1995 to $1,647 for the same period in 1996. State tax liability increased as income before income taxes increased 18.1% from $1,551 to $1,832 during the same period.

Provisions for income taxes increased 18.6% from $1,315 for the nine-month period ended September 30, 1995 to $1,559 for the nine-month period ended September 30, 1996. Income before income taxes less interest on tax-exempt investment securities increased by 18.2% from $3,476 for the nine-month period ended September 30, 1995 to $4,107 for the same period in 1996 and state tax liability increased as income before income taxes increased 12.5% from $4,146 to $4,663 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $34,651, $32,195, $28,857, and $26,820 at
September 30, 1996, December 31, 1995, December 31, 1994, and December 31, 1993, representing 9.94%, 9.91%, 9.71%, and 9.46% of total assets, respectively. At September 30, 1996, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 -REGULATION MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF REGULATORY ACTION

The management of the Company and the Bank are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the Company for the fiscal year ending December 31, 1996 and does not have a significant impact on the Company's financial statements.

     In May 1995, the FASB issued SFAS 122, "Accounting For Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting For Mortgage Banking Activities." This statement allows the capitalization of servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this statement, originated mortgage servicing rights were generally accorded off-balance sheet treatment. The statement is effective for the Company for the fiscal year ending December 31, 1996. The adoption will have no material effect on the Company's financial condition or results of operations.

     The FASB issued SFAS No. 123, "Accounting For Stock-based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting For Stock Issued to Employees" and established financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. This pronouncement does not apply to the Company and therefore will have no effect upon adoption.

     In June 1996, the FASB issued SFAS 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB's objective is to develop consistent accounting standards for such transactions, including determining when financial assets should be considered sold and removed from the statement of financial position and when related revenues and expenses should be recognized. This approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and remove such assets from the statement of financial position when control over them has been relinquished. The statement is not expected to have a significant impact on the accounting practices of the Company and is generally effective for transactions entered into after December 31, 1996.
                         EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                               EXHIBIT INDEX
Exhibit
Number
  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 24 and 25).

All other exhibits, the filing of which are required with this Form, are not applicable.
                                    22
PAGE

CNB Corporation




SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CNB Corporation
                                     (Registrant)





                                    _________________________________________
                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)



Date:  November 14, 1996