Form 10-K
period 1996-12-31
CNB CORP /SC/
filed 1997-03-18
CIK 764581

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)

    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, 478,623 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately
$45,947,808.

No Documents have been incorporated by reference.

                                      TABLE OF CONTENTS


                               PART I


                                                                Page

ITEM 1.  Description of Business and Supplementary Data         1-21
ITEM 2.  Properties                                               22
ITEM 3.  Legal Proceedings                                        22
ITEM 4.  Submission of Matters to a Vote of Security Holders      23


                               PART II
ITEM 5. Market for the Registrant's Common Stock and Related 23 Security Holder Matters
ITEM 6.  Selected Financial Data                                  24
ITEM 7. Management's Discussion and Analysis of Financial 25-30 Condition and Results of Operations
ITEM 8.  Financial Statements                                  31-52
ITEM 9.  Disagreements on Accounting and Financial Disclosure     52


                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant   53-57
ITEM 11.  Executive Compensation                               58-60
ITEM 12.  Security Ownership of Certain Beneficial Owners         61
            and Management
ITEM 13.  Certain Relationships and Related Transactions          61


                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, Notes to       62
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

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Centre in Conway (1969); Surfside in Surfside Beach
(1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); Aynor in the Town
of Aynor (1991), and Myrtle Beach in the City of Myrtle Beach (1995).   The
Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office
was expanded in 1980.   The Third Avenue office, which houses the Bank's
administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 180 full-time-equivalent employees at its principal office and eight branch offices.

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

                               COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, two state-wide banks, five locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Nationsbank of S.C., First Union National Bank of S.C., United Carolina Bank of S.C., First Citizens Bank and Trust Company, Branch Bank and Trust of S.C. and Wachovia, N.A. of S.C.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank and First National South Bank. Beach First, N.A. received a bank charter in 1996 and will become another locally owned bank competing within the Myrtle Beach market. In addition, one thrift institution has offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.
                       SUPERVISION AND REGULATION

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

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 500,000 shares of Company Stock and as of December 31, 1996, has 479,093 shares issued and 478,018 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

                             SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                               CNB CORPORATION
                      QUARTERLY SHAREHOLDER INFORMATION
           (All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                                                                                      Quarter Ended
          1996                                                         March 31    June 30   September 30  December 31
 Interest income                                                       $  5,841    $  6,012    $  6,196    $  6,447
   Interest expense                                                       2,675       2,634       2,631       2,639
    Net interest income                                                   3,166       3,378       3,565       3,808
   Provision for loan losses                                                 50          90          90         130
    Net interest income after
     provision for loan losses                                            3,116       3,288       3,475       3,678
Other income                                                                742         740         846         687
   Other expenses                                                         2,481       2,574       2,489       2,849
   Income before income taxes                                             1,377       1,454       1,832       1,516
Income taxes                                                                450         498         611         536
   Net income                                                          $    927    $    956    $  1,221    $    980
Net income per share                                                   $   1.94    $   2.00    $   2.56    $   2.05
Weighted average shares outstanding                                     477,241     477,257     477,304     478,182



          1995

Interest income                                                        $  5,396    $  5,649    $  5,736    $  5,820
  Interest expense                                                        2,296       2,542       2,619       2,058
    Net interest income                                                   3,100       3,107       3,117       3,162
  Provision for loan losses                                                  65          15          25           5
    Net interest income after
      provision for loan losses                                           3,035       3,092       3,092       3,157
Other income                                                                663         710         789         790
Other expenses                                                            2,355       2,550       2,330       2,560
   Income before income taxes                                             1,343       1,252       1,551       1,387
Income taxes                                                                414         415         486         462
   Net income                                                          $    929    $    837    $  1,065    $    925
Net income per share                                                   $   1.94    $   1.75    $   2.23    $   1.94
Weighted average shares outstanding                                     477,953     478,045     477,945     477,820

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

                          CNB Corporation and Subsidiary
                              Selected Financial Data

                                       Twelve Months Ended 12/31/96
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate
Assets:
  Earning assets
   Loans, net of
     unearned income                   $169,815   $15,808       9.31%
   Investment securities:
     Taxable                            126,252     7,481       5.93
     Tax-exempt                          13,999     1,121       8.01
   Federal funds sold and
     securities purchased under
     agreement to resell                  8,626       460       5.33

   Other earning assets                     116         7       6.03
      Total earning assets             $318,808   $24,877       7.80
   Other assets                          23,374
      Total assets                     $342,182

Liabilities and stockholders'equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $214,194     8,610       4.02
     Federal funds purchased and
      securities sold under
      agreement to repurchase            39,506     1,906       4.82
     Other short-term borrowings          1,164        63       5.41
       Total interest-bearing
        liabilities                    $254,864   $10,579       4.15
   Noninterest-bearing deposits          51,249
   Other liabilities                      2,449
   Stockholders' equity                  33,620
       Total liabilities and
        stockholders' equity           $342,182
   Net interest income as a
     percent of total
     earning assets                    $318,808   $14,298       4.48%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   381

Ratios:
Annualized return on average total assets                       1.19%
Annualized return on average stockholders' equity              12.15
Cash dividends declared as a percent of net income             35.09
Average stockholders' equity as a percent of:
  Average total assets                                          9.83
  Average total deposits                                       12.67
  Average loans, net of unearned income                        19.80
Average earning assets as a percent of
average total assets                                           93.17%


(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $377 as of December 31, 1996 are included in loans, net of unearned income, for purpose of this analysis.

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

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1996 and 1995
                                                            (Dollars in Thousands)
                                                                                                                     Change
                               Average  Average                          Interest     Interest               Change  Change  Due To
                                Volume  Volume   Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                 1996    1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)     Variance  Rate    Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    169,815  149,940     9.31%       9.38%    15,808       14,070         1,738    (105)   1,857    (14)
Investment securities:
 Taxable                       126,252  114,685     5.93%       5.89%     7,481        6,755           726      46      675       5
 Tax-exempt                     13,999   14,525     8.01%       9.25%     1,121        1,344          (223)   (180)     (50)      7
Federal funds sold and
 securities purchased under
 agreement to resell             8,626   15,136     5.33%       5.83%       460          882          (422)    (76)    (379)     33
Other earning assets               116      116     6.03%       6.03%         7            7             -       -        -       -

Total Earning Assets           318,808  294,402     7.80%       7.83%    24,877       23,058         1,819    (315)   2,103      31

Interest-bearing Liabilities

Interest-bearing deposits      214,194  196,195     4.02%       4.09%     8,610        8,032           578    (137)     728     (13)
Federal funds purchased and
 securities sold under
 agreement to repurchase        39,506   39,332     4.82%       5.09%     1,906        2,002           (96)   (106)      10       -
Other short-term borrowings      1,164    1,439     5.41%       5.63%        63           81           (18)     (3)     (16)      1


Total Interest-bearing
 Liabilities                   254,864  236,966     4.15%       4.27%    10,579       10,115           464    (246)     722     (12)
Interest-free Funds
 Supporting Earning Assets      63,944   57,436

Total Funds Supporting

Earning Assets                 318,808  294,402     3.32%       3.43%    10,579       10,115           464    (246)     722     (12)

Interest Rate Spread                                3.65%       3.56%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                   .83%        .84%

Net Yield on Earning Assets                         4.48%       4.40%    14,298       12,943

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1995 and 1994
                                                            (Dollars in Thousands)
                                                                                                                            Change
                               Average  Average                           Interest     Interest             Change  Change  Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid           Due to  DueTo   Rate X
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

                              INVESTMENT SECURITIES

Investment securities with a par value of $55,665, $66,115, and $50,615 at December 31, 1996, 1995, and 1994, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1996, 1995, and 1994.


                                              December 31, 1996
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $15,533  $   52      $   22      $15,563    5.95%
   One to five years        16,262     169          27       16,404    6.46%

                            31,795     221          49       31,967    6.21%

  Federal agencies
   One to five years        29,072      48         169       28,951    6.04%
   After ten years             784       -          18          766    6.08%

                            29,856      48         187       29,717    6.04%

  State, county and municipal
    One to five years          326      12           -          338    7.85%

  Other-restricted
    Federal Reserve
     Bank Stock                116       -           -          116    6.03%

    Total available
     for sale              $62,093  $  281      $  236      $62,138    6.14%

HELD TO MATURITY
  United States Treasury
   Within one year         $17,066  $   20      $   30      $17,056    5.36%
   One to five years        23,703     154         176       23,681    5.67%
                            40,769     174         206       40,737    5.54%

  Federal agencies
   One to five years        13,320      97         110       13,307    6.27%
   Six to ten years          2,002       -          35        1,967    6.40%
                            15,332      97         145       15,274    6.28%

  State, county and municipal
   Within one year           1,112       2           2        1,112    8.87%
   One to five years         6,950     302          15        7,237    8.72%
   Six to ten years          5,626      20          75        5,571    6.98%
   After ten years             370       5           -          375    7.89%
                            14,058     329          92       14,295    8.01%

  Total held to maturity   $70,149  $  600      $  443      $70,306    6.20%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                              December 31, 1995
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $11,022  $   19      $   21      $11,020    5.04%
   One to five years        28,674     591          37       29,228    6.31%

                            36,696     610          58       40,248    5.96%

  Federal agencies
   Within one year             417       3           -          420    7.98%
   One to five years        20,181     179          19       20,341    5.94%
     After ten years           913       1          15          899    6.34%

                            21,511     183          34       21,660    6.00%

  State, county and municipal
    One to five years          326      16           -          342    7.85%

  Other-restricted
    Federal Revenue
     Bank Stock                116       -           -          116    6.03%

 Total available
     for sale              $61,649  $  809      $   92      $62,366    5.98%

HELD TO MATURITY
  United States Treasury
   Within one year         $13,077  $   59      $    5      $13,131    5.85%
   One to five years        38,875     378         145       39,108    5.48%
                            51,952     437         150       52,239    5.57%

  Federal agencies
   Within one year           5,007      69           -        5,076    8.04%
   One to five years         3,004      65           -        3,069    6.12%
   Six to ten years          2,002      34           -        2,036    6.40%
                            10,013     168           -       10,181    7.14%

  State, county and municipal
   Within one year           1,674      17           1        1,690    9.33%
   One to five years         6,216     273           8        6,481    8.81%
   Six to ten years          6,069     120          35        6,154    7.28%
   After ten years             478       8           -          486    7.61%
                            14,437     418          44       14,811    8.19%

  Total held to maturity   $76,402  $1,023      $  194      $77,231    6.27%

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

                                              December 31, 1994
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 4,985      -           9         4,976    6.93%
   One to five years        31,304      -         944        30,360    6.34%

                            36,289      -         953        35,336    6.42%


  Federal agencies
   Within one year           4,006     11           2         4,015    7.31%
   One to five years         2,523     12           2         2,533    6.62%
   After ten years           1,051      -          60           991    5.26%

                             7,580     23          64         7,539    6.80%


  State, county and
   municipal
   Within one year             303      7           -           310   12.45%
   One to five years           326      7           -           333    7.85%

                               629     14           -           643   10.05%

  Other-restricted
   Federal Reserve
    Bank Stock                 116      -           -           116    6.03%

    Total available
     for sale              $44,614  $  37      $1,017       $43,634    6.53%

HELD TO MATURITY
  United States Treasury
   One to five years       $58,669  $   6      $3,132       $55,543    5.46%

  Federal agencies
   Six to ten years          8,995     12         359         8,648    6.65%
  State, county and
   municipal
   Within one year           2,932     39           1         2,970   11.64%
   One to five years         5,611    101          54         5,658    9.10%
   Six to ten years          6,888     66         344         6,610    7.73%

                            15,431    206         399        15,238    8.97%

  Total held to maturity   $83,095  $ 224      $3,890       $79,429    6.25%


(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1994, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 1996,
1995, 1994, 1993, and 1992 by major classification:


                                                    1996        1995         1994         1993       1992

Real estate Loans  - mortgage                    $111,474     $ 95,451     $ 89,728     $ 84,806     $ 84,298
                   - construction                  15,148        5,453        6,328        4,051        5,768

Loans to farmers                                    1,328        1,032        1,180          971          881
Commercial and industrial loans                    28,105       23,133       17,472       14,612       15,102
Loans to individuals for household
  family and other consumer
  expenditure                                      29,642       28,095       30,700       28,493       27,039
All other loans, including
  overdrafts                                          236          334          186           87           89
  Gross Loans                                     185,933      153,498      145,594      133,020      133,177
    Less unearned income                           (1,058)      (1,094)      (1,231)      (1,286)      (1,554)
    Less reserve
     for loan losses                               (2,370)      (2,242)      (2,220)      (2,170)      (2,029)
     Net loans                                   $182,505     $150,162     $142,143     $129,564     $129,594


           MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $129,456,000 and $105,744,000 in fixed rate loans as of December 31, 1996 and 1995, respectively. At December 31, 1996, and 1995, fixed rate loans with maturities in excess of one year amounted to approximately $93,017,000 and $75,380,000, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1996, 1995, 1994, 1993, 1992:

                                                December 31,
                                   1996    1995    1994    1993    1992
   Nonaccrual loans              $  377  $  479  $1,062  $1,015  $1,091

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $   77  $   87  $   55  $  221  $  318

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1996, 1995, and 1994 is as follows:

                                              1996   1995    1994

   Interest included in income during the
   year                                       $  7   $  2    $ 22

   Interest which would have been included
   at the original contract rates             $ 45   $ 60    $ 93

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

As of December 31, 1996, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".


                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1996, the Company had no foreign loans outstanding.


                            LOAN CONCENTRATIONS

As of the year ended December 31, 1996, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.


                        OTHER INTEREST-BEARING ASSETS

The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc.. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies was remote due to the financial stability of the U.S. subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provides for the assumption of company owned life insurance policies (COLI), such as the Bank's, to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI policies will have the option to have a policy reinsured by Pacific Mutual which is expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of the policy. Management anticipates the Bank's COLI policies to be reinsured by Pacific Mutual prior to year-end 1997.

The Bank's independent external auditors have revisited the facts and circumstances regarding the investment in the COLI program and have read the related guidance in SFAS No. 5 and SAB Topic 5(Y). There continues to be no significant uncertainties requiring the recognition of a loss contingency as of the date of this report.

As of December 31, 1996, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

                                                      Year Ended December 31,
                                      1996        1995         1994        1993         1992
Loans (net of unearned income):
  Average loans outstanding for
  the period                       $169,815    $149,940     $140,104    $131,599     $128,859
 Reserve for loan losses:
Balance at beginning
    of period                      $  2,242    $  2,220     $  2,170    $  2,029     $  1,814
  Charge-offs:
    Commercial, financial, and
     agricultural                       111         133          122         174          226

    R.E. - construction
           and mortgage                  22           3           57         211          207

    Loans to individuals                296         313          277         222          270

      Total charge-offs            $    429    $    449     $    456    $    607     $    703

  Recoveries:
    Commercial, financial, and
     agricultural                        47         166           58          96           58

    Real estate-construction
     and mortgage                        15          44           35         108            2

Loans to individuals                    135         151          118          99          113

      Total recoveries             $    197    $    361     $    211    $    303     $    173

  Net charge-offs                  $    232    $     88     $    245    $    304     $    530
  Additions charged
   to operations                   $    360    $    110     $    295    $    445     $    745
  Balance at end of period         $  2,370    $  2,242     $  2,220    $  2,170     $  2,029
  Ratio of net charge-offs
   during the period to
   average loans outstanding
   during the period.                   14%        .06%         .17%        .23%         .41%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $300 during 1997.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1996       1995       1994


 Noninterest bearing demand deposits     51,249     45,839     40,181
 Interest bearing demand deposits        44,886     43,415     44,249
 Savings deposits                        31,375     33,512     41,870
 Time deposits                          137,733    119,268    104,470
  Total deposits                        265,443    242,034    230,770


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1996      1995       1994

  Interest bearing demand deposits        1.70%     2.12%      2.39%
  Savings deposits                        2.79%     3.28%      3.88%
  Time deposits                           5.06%     5.04%      3.71%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1996:

            Time Certificates of Deposit
            Maturity within 3 months or less         $13,033
            Over 3 through 6 months                    7,782
            Over 6 through 12 months                   8,421
            Over 12 months                             5,082
              Total                                   34,318

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                   Year ended December 31,

                                                   1996      1995      1994

   Return on average total assets                  1.19%     1.19%     1.18%
   Return on average stockholders' equity         12.15%    12.07%    12.29%
   Cash dividend payout ratio                     35.09%    38.13%    27.31%
   Average equity to average assets ratio          9.83%     9.85%     9.56%



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

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1996       1995       1994
    agreement to repurchase         $33,018    $36,935    $29,236


The following information relates to short-term borrowings outstanding during 1996, 1995, and 1994:

                          Maximum Amount        Weighted Average
                        Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1996    1995    1994    1996   1995   1994
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $45,333 $47,707 $41,537  4.81%  5.10%  4.29%


                                         Year ended December 31,
                                       1996       1995       1994
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding  $39,506     $39,332    $35,037
  Weighted average interest rate paid  4.82%       5.09%      3.17%

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


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1996.

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

        ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On April 9, 1996, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected five directors to serve for a three-year term; and
2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, as independent auditors for the Company and its subsidiary for the year ending December 31, 1996.

                               PART II

        ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                      RELATED SECURITY HOLDER MATTERS


As of December 31, 1996, there were approximately 615 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices
at which all shares of Company stock have traded.   The following table sets
forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years.

                                           1996               1995
                                      High       Low     High      Low

                    First  Quarter  $88.75    $88.75   $66.25   $66.25
                    Second Quarter  $93.25    $88.75   $79.75   $66.25
                    Third  Quarter  $93.25    $93.25   $79.75   $79.75
                    Fourth Quarter  $96.00    $93.25   $88.75   $79.75


Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.00 per share in 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share  in the years 1985 through 1990.  In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September, 1994, a 50% stock dividend in July, 1989, a 20% stock
dividend in August, 1987 and a 15% stock  dividend in November, 1985.   There
can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

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



                                                                         Year Ended December 31,
                                             1996               1995              1994               1993                1992
Selected Income Statement Data:
Total Interest Income                     $ 24,496           $ 22,601          $ 19,847           $ 18,719            $ 19,244
Total Interest Expense                      10,579             10,115             7,613              7,369               8,666
Net Interest Income                         13,917             12,486            12,234             11,350              10,578
Provision for Possible Loan Lossess            360                110               295                445                 745
Net Interest Income after
Provision for Possible Loan
  Losses                                    13,557             12,376            11,939             10,905               9,833
Total Other Operating Income                 3,015              2,954             2,814              2,735               2,564
Total Other Operating Expense               10,393              9,797             9,599              8,850               8,461
Income Before Income Taxes                   6,179              5,533             5,154              4,790               3,936
Income Taxes                                 2,095              1,777             1,657              1,493               1,030
Net Income                                $  4,084           $  3,756          $  3,497           $  3,297            $  2,906


Per Share:
Net Income Per Weighted Average
 Shares Outstanding*                      $   8.55           $   7.86          $   7.34           $   6.92            $   6.09
Cash Dividend Paid Per Share              $   3.00           $   3.00          $   2.00           $   2.00            $   2.00
 Weighted Average Shares
 Outstanding*                              477,496            477,820           476,370            476,546             477,389

*Restated for stock dividend

Selected Balance Sheet Data:
Assets                                    $341,818           $324,694          $297,120           $283,380            $268,078
Net Loans                                  182,505            150,162           142,143            129,564             129,594
Investment Securities                      132,287            138,768           126,613            116,185             101,703
Federal Funds Sold                            -                 7,300             3,125             14,400              16,125

Deposits:
 Non-Interest-Bearing                     $ 49,885           $ 44,723          $ 40,986           $ 35,369            $ 30,973
Interest-Bearing                           218,528            206,433           193,207            183,933             177,866
 Total Deposits                           $268,413           $251,156          $234,193           $219,302            $208,839
Stockholders' Equity                      $ 34,496           $ 32,195          $ 28,857           $ 26,820            $ 24,443

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 5.6%
from $144,363   at  December 31, 1994 to $152,404 at December 31, 1995; and
21.3% from December 31, 1995 to $184,875 at December 31, 1996. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was relatively strong in our market area in 1995 and strong in 1996. During 1995, increased rate and term competition on commercial loans within our market area somewhat reduced the anticipated rate of loan growth. Loans, net of unearned income, decreased as a percentage of total assets from 48.6% at year-end 1994 to 46.9% at year-end 1995 but grew strongly to 54.1% at year-end 1996. Correspondingly, investment securities and federal funds sold increased as a percentage of total assets from 43.7% at year-end 1994 to 45.0% at year-end 1995 but shrank to 38.7% at year-end 1996 as funds have been utilized to balance the fluctuations in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets increased from 7.7% in 1994 to 8.1% in 1995 due to the opening of a ninth banking office. This percentage dropped to 7.2% in 1996 as the Bank grew into its expanded infrastructure. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitve rates. Non-interest-bearing demand deposits remained flat as a percentage of total assets at 13.8% at December 31, 1994 and December 31, 1995, but grew to 14.6% at December 31, 1996. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 75.7% at December 31, 1994 to 75.2% at December 31, 1995 to 74.3% at December 31, 1996.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1996, 1995 and 1994:

                                                               December 31,
                                                        1996      1995      1994
Assets:
  Earning assets
    Loans, net of
     unearned income                                   54.1%     46.9%     48.6%
  Investment securities:
          Taxable                                      34.6      38.3      37.1
          Tax-exempt                                    4.1       4.4       5.5
    Federal funds sold and securities
     purchased under agreement to resell                  -       2.3       1.1
     Other earning assets                                 -         -         -
       Total earning assets                            92.8      91.9      92.3
       Other assets                                     7.2       8.1       7.7
         Total assets                                  100.0%    100.0%    100.0%
     Liabilities and stockholders' equity:
    Interest-bearing liabilities:
     Interest-bearing deposits                          63.9%     63.6%     65.0%
      Federal funds purchased and securities
       sold under agreement to repurchase                9.7      11.4       9.9
      Other short-term borrowings                         .7        .2        .8
       Total interest-bearing liabilities               74.3      75.2      75.7
    Non-interest-bearing deposits                       14.6      13.8      13.8
    Other liabilities                                    1.0       1.1        .8
    Stockholders' equity                                10.1       9.9       9.7
 Total liabilities and stockholders'equity             100.0%    100.0%    100.0%

Results of Operation

CNB Corporation and subsidiary experienced earnings in 1996, 1995 and 1994 of $4,084, $3,756 and $3,497, respectively, resulting in a return of average assets of 1.19%, 1.19%, and 1.18% and a return on average stockholders' equity of 12.15%, 12.07% and 12.29%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $341,818 at December 31, 1996 as compared to $324,694 at December 31, 1995 and $297,120 at December 31, 1994. The following table sets forth the financial highlights for fiscal years 1996, 1995, and 1994.

                            CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)

               December 31,  1995 to 1996   December 31,    1994 to 1995  December 31,
                  1996         Percent        1995             Percent       1994
                               Increase                       Increase
                              (Decrease)                     (Decrease)

Net interest
 income after
 provision for
 loan losses        $ 13,557        9.5%    $ 12,376             3.7%     $ 11,939

Income before
 income taxes          6,179       11.7        5,533             7.4         5,154

Net Income             4,084        8.7        3,756             7.4         3,497
 Per share
 (weighted
 average of
 shares
 outstanding)       $   8.55        8.8     $   7.86             7.1      $   7.34

Cash dividends
 declared              1,433         .1        1,432            49.9           955

 Per share          $   3.00         -      $   3.00            50.0      $   2.00

Total assets        $341,818        5.3%    $324,694             9.3%     $297,120

Total deposits       268,413        6.9      251,156             7.2       234,193

Loans, net of
 unearned income     184,875       21.3      152,404             5.6       144,363

Investment
 securities          132,287       (4.7)     138,768             9.6       126,613

Stockholders'
 equity               34,496        7.1       32,195            11.6        28,857

Book value per
 share - actual
 number of
 shares outstanding $  72.16        7.0     $  67.43            11.5      $  60.46

Ratios(1):

Returns on
 average total
 assets                 1.19%         -         1.19%             .8          1.18%

Return on
 average
 stockholders'
 equity                12.15%        .7        12.07%          (1.8)         12.29%

(1) For the fiscal years ended December 31, 1996, 1995, and 1994, average total assets amounted to $342,182, $316,002, and $297,595 with average stockholders' equity totaling $33,620, $31,113, and $28,458, respectively.

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

The Bank has maintained   strong  net  interest   margins  in 1996,   1995
and 1994 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $12,750 in 1994 and
$12,943 in 1995 to $14,298 in 1996.   During the three-year period,  total
fully-tax-equivalent interest income increased by 13.2% from $20,363 in 1994 to $23,058 in 1995 and increased 7.9% in 1996 to $24,877. Over the same period, total interest expense increased by 32.9% from $7,613 in 1994 to $10,115 in 1995 and increased 4.6% to $10,579 in 1996. The significant increase in 1995 interest income and expense reflected a rapid rise in market interest rates coupled with higher volumes of bank assets and liabilities while changes in 1996 were reflective of more modest interest rate and asset
increases.   Fully-tax-equivalent net interest income as a percentage of average total earning assets has moved in a narrow range from 4.6% in 1994 to 4.4% in 1995 and 4.5% in 1996.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1996, 1995, and 1994. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset
(RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                    Interest Rate Sensitivity Analysis

                                                                                    Over 1 to 5       Over 5
                                   1 Day      90 Days       180 Days     365 Days      Years          Years
Rate Sensitive Assets (RSA)
 Federal Funds Sold                      0          0             0            0             0              0
 Investment Securities                   0      9,569         8,305       16,635        89,664          7,998
 Loans(net of non
  -accruals $377)                   56,100     17,093         6,669       12,677        62,254         30,763
Total, RSA                          56,100     26,662        14,974       29,312       151,918         38,761
Rate Sensitive
 Liabilities (RSL)
 Deposits:
 Certificates of
  Deposit of                             0     13,033         7,782        8,421         5,082              0
  $100,000 or more
 All Other Time
  Deposits                               0     37,258        27,212       21,757         9,510              0
 Money Market
  Deposit Accounts                  13,159          0             0            0             0              0
 Securities Sold
  Under Repurchase                  26,415        488             0          765         5,350              0
       Agreements

 Total, RSL                         39,574     50,779        34,994       30,943        19,942              0
 RSA-RSL                            16,526    (24,117)      (20,020)      (1,631)      131,976         38,761
 Cumulative RSA-RSL                 16,526     (7,591)      (27,611)     (20,242)      102,734        141,495
 Cumulative RSA/RSL                   1.42        .92           .78          .81          1.58           1.80

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $360 in 1996, $110 in 1995, and $295 in 1994. Net loan charge-offs totalled $232 in 1996, $88 in 1995, and $245 in 1994 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.30% at December 31, 1996, 1.49% at December 31, 1995, and 1.56% at December 31, 1994.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $202 at December 31, 1996, $1,546 at December 31, 1995, and $(4,646) at December 31, 1994. The market value of investment securities declined during 1994 due to the rapid rise in overall market rates, rose again in 1995 as rates retreated, and declined modestly in 1996 as market rates rose somewhat. Security losses of $167 were taken in 1994 in transactions to sell short-term low-yielding bonds and re-investing in higher-yielding intermediate-term bonds. Security gains of $25 and $41 were taken in 1995 and 1996, respectively, when bonds were sold to provide additional primary liquidity and to manage the bank's interest rate sensitivity position.

Other Income - Other income, net of security sales, decreased by 1.7% from $2,981 in 1994 to $2,929 in 1995 and grew 1.5% from $2,929 in 1995 to $2,974 in 1996. Other income fell in 1995 due to lower service charge income booked on deposit accounts, offset somewhat by higher merchant discount income, but rose again in 1996 due to higher volumes in deposit and loan account activity.

Other Expenses - Other expenses increased by 2.1% from $9,599 in 1994 to $9,797 in 1995 and 6.1% from $9,797 in 1995 to $10,393 in 1996. The components of other expenses are salaries and employee benefits of $5,285, $5,695 and $6,166; occupancy and furniture and equipment expenses of $1,550, $1,504, and $1,759; and other operating expenses of $2,764, $2,598, and
$2,468 for 1994, 1995, and 1996, respectively.   The increase in salaries and
employee benefits reflects compensation increments, the increased costs of providing employee benefits, and the 1995 addition of a 12-person Myrtle Beach office. The Myrtle Beach office also impacted 1996 occupancy and furniture and equipment expense as this was the first full year of operation. During the third quarter of 1995, the Federal Deposit Insurance Corporation
(FDIC) announced that the bank insurance fund was fully capitalized and banks were due a rebate of excessive paid-in insurance premiums. The Conway National Bank received a $145 FDIC insurance premium rebate and is experiencing significantly lower premiums as is evidenced in the decline in 1995 and 1996 other operating expenses. Looking ahead, non-interest expense should grow at only a nominal rate during 1997 as no significant staffing and infrastructure expenditures are expected, but may increase in 1998 due to potential expansion in the bank's branch network.

Income Taxes - Provisions for income taxes increased 7.2% from $1,657 in 1994 to $1,777 in 1995 and 17.9% from $1,777 in 1995 to $2,095 in 1996.
The increase in income taxes is primarily due to an increase in income before income taxes of 7.4% from $5,154 in 1994 to $5,533 in 1995 and 11.7% from $5,533 in 1995 to $6,179 in 1996. Also, the utilization of tax-free income as a percentage of income before income taxes declined in 1995 and 1996.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon
the liquidity of  bank assets to  meet  these  needs.   The  bank's liquidity
sources include  cash and due from banks,  federal funds sold and short-term
investments.   In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis,
to borrow funds  from  the  Federal Reserve System.   The Company has cash
balances on hand of $3,078, $2,927, and $2,358 at December 31, 1996, 1995,
and 1994 with liabilities, consisting of cash dividends payable, totalling $1,435, $1,432, and $955, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $34,496, $32,195, and $28,857 at December 31, 1996, 1995, and 1994, representing 10.09%, 9.92%, and 9.71% of total
assets, respectively.   At December 31, 1996, the Bank exceeds quantitative
measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during the third quarter of 1995. This decrease had a positive effect on earnings in 1995 and 1996 and should favorably impact future years income. (see NET INCOME - Other Expenses). The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

               ITEM 8 - FINANCIAL STATEMENTS







              CNB CORPORATION AND SUBSIDIARY

       REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                      CNB CORPORATION AND SUBSIDIARY
                                          CONWAY, SOUTH CAROLINA


                                                 CONTENTS





                                                          PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          33

FINANCIAL STATEMENTS

Consolidated balance sheets                                 34
Consolidated statements of income                           35
Consolidated statements of changes in stockholders' equity  36
Consolidated statements of cash flow                        37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  38 - 52

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

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Directors and Stockholders
CNB Corporation
Conway, South Carolina


      We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                     Elliott, Davis & Company, L.L.P.



January 17, 1997


            Internationally - Moore Stephens Elliott Davis, L.L.C.
                          870 S. Pleasantburg Drive
                            Post Office Box 6286
                   Greenville, South Carolina 29606-6286
             Telephone (864) 242-3370     Telefax (864) 232-7161

                          CNB CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                   (amounts, except share data, in thousands)

                                                                             DECEMBER 31,
                                                                        1996              1995
                                    ASSETS
CASH AND DUE FROM BANKS - Notes 2 and 16                           $     14,350       $      15,605
FEDERAL FUNDS SOLD - Note 16                                                  -               7,300
INVESTMENT SECURITIES HELD TO MATURITY
    (fair value $70,306 in 1996 and $77,231
     in 1995) - Notes 3 and 16                                           70,149              76,402
INVESTMENT SECURITIES AVAILABLE FOR SALE - Notes 3 and 16                62,138              62,366
LOANS - Notes 4 and 16                                                  185,933             153,498
    Less unearned income                                                 (1,058)             (1,094)
    Less allowance for loan losses                                       (2,370)             (2,242)
        Net loans                                                       182,505             150,162
PREMISES AND EQUIPMENT - Note 5                                           6,866               7,166
ACCRUED INTEREST RECEIVABLE                                               3,325               3,287
OTHER ASSETS                                                              2,485               2,406
                                                                   $    341,818       $     324,694

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits - Notes 6 and 16
        Noninterest-bearing                                        $     49,885       $      44,723
        Interest-bearing                                                218,528             206,433
           Total deposits                                               268,413             251,156
    Securities sold under
     repurchase agreements - Notes 7 and 16                              29,018              36,935
    Federal Funds purchased - Note 16                                     4,000                   -
    United States Treasury demand notes - Note 16                         2,319                 766
    Other liabilities                                                     3,547               3,619
    Minority interest in consolidated subsidiary                             25                  23
           Total liabilities                                            307,322             292,499
COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11
STOCKHOLDERS' EQUITY
    Common stock - $10 par value; authorized 500,000 shares;
     issued 479,093 shares                                                4,791               4,791
    Capital in excess of par value of stock                              15,697              15,676
    Retained earnings                                                    14,082              11,431
    Net unrealized holding gain on investment
     securities available for sale                                           27                 430
                                                                         34,597              32,328
    Less 1,075 shares and 1,640 shares held in Treasury at cost            (101)               (133)

           Total stockholders' equity                                    34,496              32,195
                                                                   $    341,818       $     324,694


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                            CNB CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                   (amounts, except per share data, in thousands)

                                                                                      For the years ended December 31,
                                                                                1996                1995                1994
INTEREST INCOME
    Loans and fees on loans                                         $     15,808        $     14,070        $      12,034
    Investment securities
      Taxable                                                              7,481               6,755                6,240
      Nontaxable                                                             740                 887                1,002
          Total interest on investment securities                          8,221               7,642                7,242
    Federal funds sold                                                       460                 882                  564
    Other                                                                      7                   7                    7
          Total interest income                                           24,496              22,601               19,847
INTEREST EXPENSE
    Deposits                                                               8,610               8,032                6,460
    Securities sold under repurchase agreements                            1,906               2,002                1,111
    United States Treasury demand notes                                       63                  81                   42
          Total interest expense                                          10,579              10,115                7,613
          Net interest income                                             13,917              12,486               12,234
PROVISION FOR LOAN LOSSES                                                    360                 110                  295
          Net interest income after provision for loan losses             13,557              12,376               11,939
NONINTEREST INCOME
    Service charges on deposit accounts                                    1,956               1,795                1,844
    Other service and exchange charges                                     1,018               1,134                1,137
    Gain (loss) on sale of investment securities available for sale           41                  25                (167)
          Total noninterest income                                         3,015               2,954                2,814
NONINTEREST EXPENSES
    Salaries and wages                                                     5,031               4,552                4,214
    Pensions and other employee benefits                                   1,135               1,143                1,071
    Occupancy                                                                737                 568                  600
    Furniture and equipment                                                1,022                 936                  950
    Liability insurance                                                       79                 310                  592
    Office supplies                                                          290                 304                  260
    Credit card operations                                                   569                 528                  563
    Other operating expenses                                               1,527               1,453                1,346
    Minority interest in income of subsidiary                                  3                   3                    3
          Total noninterest expenses                                      10,393               9,797                9,599
          Income before provision for income taxes                         6,179               5,533                5,154
PROVISION FOR INCOME TAXES - Note 9                                        2,095               1,777                1,657
          Net income                                                $      4,084        $      3,756        $       3,497
NET INCOME PER SHARE OF COMMON STOCK                                $       8.55        $       7.86        $        7.34



See Notes to Consolidated Financial Statements which are an integral part of these statements.

                        CNB CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1996, 1995 and 1994
                  (amounts, except share data, in thousands)

                                                                                                        Net unrealized
                                                                                                        holding gain
                                                                       Capital in                       (loss) on
                                                                       excess of                        securities   Total
                                                         Common        par value  Retained    Treasury  available     S.E.
                                              Shares      stock        of stock   earnings     stock    for sale     equity

BALANCE, DECEMBER 31, 1993                    399,353  $     3,994  $     11,338  $   11,678  $  (190)  $    571  $       27,391

                   1994
     Net income                                     -            -             -       3,497        -          -           3,497
     Cash dividend, $2.00 per share                 -            -             -        (955)       -          -            (955)
     Stock dividend                            79,740          797         4,306      (5,113)       -          -             (10)
     Treasury stock transactions (net)              -            -             -           -       78          -              78
     Gain on sale of treasury stock                 -            -            15           -        -          -              15
     Net change in unrealized holding
         gain, net of income taxes of $731          -            -             -           -        -     (1,159)         (1,159)
BALANCE, DECEMBER 31, 1994                    479,093        4,791        15,659       9,107     (112)      (588)         28,857

                   1995
     Net income                                     -            -             -       3,756        -          -           3,756
     Cash dividend, $3.00 per share                 -            -             -      (1,432)       -          -          (1,432)
     Treasury stock transactions (net)              -            -             -           -      (21)         -             (21)
     Gain on sale of treasury stock                 -            -            17           -        -          -              17
     Net change in unrealized holding
         loss, net of income taxes of $678          -            -             -           -        -      1,018           1,018
BALANCE, DECEMBER 31, 1995                    479,093        4,791        15,676      11,431     (133)       430          32,195

                   1996
     Net income                                     -            -             -       4,084        -          -           4,084
     Cash dividend, $3.00 per share                 -            -             -      (1,433)       -          -          (1,433)
     Treasury stock transactions (net)              -            -             -           -       32          -              32
     Gain on sale of treasury stock                 -            -            21           -        -          -              21
     Net change in unrealized holding gain,
         net of income taxes of $269                -            -             -           -        -       (403)           (403)
BALANCE, DECEMBER 31, 1996                    479,093  $     4,791  $     15,697  $   14,082  $  (101)  $     27  $       34,496

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                          CNB CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                                For the years ended December 31,

                                                                                      1996          1995          1994
OPERATING ACTIVITIES
    Net income                                                                        $      4,084  $      3,756  $       3,497
    Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                             757           666            623
      Provision for loan losses                                                                360           110            295
      Provision for deferred income taxes                                                       89           134             30
      Loss on sale of premises and equipment                                                     -             -            107
      Changes in assets and liabilities:
          Increase  in accrued interest receivable                                             (38)         (367)          (302)
          Increase  in other assets                                                            (79)          (65)           (71)
          Increase (decrease) in other liabilities                                             106             9           (407)
          Increase in minority interest in subsidiary                                            2             3              1

            Net cash provided by operating activities                                        5,281         4,246          3,773

INVESTING ACTIVITIES
    Proceeds from sale of investment securities available for sale                           3,932         4,973         14,672
    Proceeds from maturities of investment securities held to maturity                      19,670         3,474         17,627
    Proceeds from maturities of investment securities available for sale                    11,546         9,755          3,828
    Purchases of investment securities available for sale                                  (15,921)      (20,198)       (20,379)
    Purchases of investment securities held to maturity                                    (13,418)       (8,346)       (27,156)
    Net (increase) decrease in federal funds sold                                            7,300        (4,175)        11,275
    Net increase in loans                                                                  (32,702)       (8,129)       (12,874)
    Proceeds received from sale of premises and equipment                                        -             -              3
    Premises and equipment expenditures                                                       (457)       (2,522)        (1,026)

            Net cash used for investing activities                                         (20,050)      (25,168)       (14,030)

FINANCING ACTIVITIES
    Dividends paid                                                                          (1,432)         (955)          (794)
    Net increase in deposits                                                                17,257        16,963         14,891
    Increase (decrease) in securities sold under repurchase agreements                      (7,917)        7,699         (2,583)
    Increase in federal funds purchased                                                      4,000             -              -
    Increase (decrease) in United States Treasury demand notes                               1,553        (1,728)             2
    Treasury stock transactions (net)                                                           53            (4)            83

            Net cash provided by financing activities                                       13,514        21,975         11,599

            Net increase (decrease) in cash and due from banks                              (1,255)        1,053          1,342

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                                  15,605        14,552         13,210

CASH AND DUE FROM BANKS, END OF YEAR                                                  $     14,350  $     15,605  $      14,552

CASH PAID FOR
    Interest                                                                          $     10,580  $      9,772  $       8,002

    Income taxes                                                                      $      1,915  $      1,727  $       1,611


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

Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Balance sheets and the Consolidated Statements of Income for the periods covered. Actual results could differ from those estimates.

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

Investment securities
     In 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Stockholders' equity at the beginning of 1994 was restated to reflect the effect of a change in accounting principle. Adoption of the standard had no effect on net income.
     Debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and interest income
     Interest on loans is accrued and taken into income based upon the interest method. Interest on certain installment loans is accrued and taken into income based upon the sum-of-the-months-digits method. The results from the use of the sum-of-the-months-digits method are not materially different from those that would be obtained using the interest method.

                                                             (Continued)

     The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan on January 1, 1994. This standard requires that all creditors value loans at the loans fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loans effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. The adoption of the standards required no increase in the allowance for loan losses and had no impact on net income for the year ended December 31, 1994.

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1994. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.
As of December 31, 1996 and 1995, the Company had no impaired loans.

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




                                                                (Continued)

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

Advertising expense
     Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional, and other business development costs of $293,711, $349,805 and $242,138 were included in the Companys results of operations for 1996, 1995, and 1994, respectively.

Income taxes
     Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statements purposes) and operating loss and tax credit carryforwards. Valuation allowances are established to reduce deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

Net income per share
     Net income per share is computed on the basis of the weighted average number of common shares outstanding, 477,496 in 1996, 477,820 in 1995 and 476,370 in 1994. Per share data has been restated to reflect stock dividends.

 Recently issued accounting standards
     Accounting standards that have been proposed or issued by standard-setting groups that do not require adoption until a future date will have no material impact on the financial statements upon adoption.

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





                                                             (Continued)

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

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

     Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased and U. S. Treasury demand notes approximate their fair values.

     Off-balance sheet instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Bank is required to maintain average reserve balances either at the bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1996 and 1995 were approximately $5,112,000 and $4,306,000, respectively.












                                                          (Continued)

NOTE 3 - INVESTMENT SECURITIES

        The book value and approximate fair value of investment securities are summarized as follows (amounts in thousands):

                                                                                1996
                                                 Amortized             Unrealized  Holding             Fair
                                                   cost                Gains        Losses            value
         AVAILABLE FOR SALE
            United States Treasury
               Within one year                $      15,533        $        52   $       22      $      15,563
               One to five years                     16,262                169           27             16,404
                                                     31,795                221           49             31,967
            Federal agencies
               One to five years                     29,072                 48          169             28,951
               After ten years                          784                  -           18                766
                                                     29,856                 48          187             29,717
            State, county and municipal
               One to five years                        326                 12            -                338
            Other - restricted
               Federal Reserve Bank stock               116                  -            -                116
               Total available for sale       $      62,093        $       281   $      236      $      62,138
         HELD TO MATURITY
            United States Treasury
               Within one year                $      17,066        $        20   $       30      $      17,056
               One to five years                     23,703                154          176             23,681
                                                     40,769                174          206             40,737
            Federal agencies
               One to five years                     13,320                 97          110             13,307
               Six to ten years                       2,002                  -           35              1,967
                                                     15,322                 97          145             15,274
            State, county and municipal
               Within one year                        1,112                  2            2              1,112
               One to five years                      6,950                302           15              7,237
               Six to ten years                       5,626                 20           75              5,571
               After ten years                          370                  5            -                375
                                                     14,058                329           92             14,295
               Total held to maturity         $      70,149        $       600   $      443      $      70,306


                                                                             1995
         AVAILABLE FOR SALE
            United States Treasury
               Within one year                $      11,022        $        19   $       21      $      11,020
               One to five years                     28,674                591           37             29,228
                                                     39,696                610           58             40,248
            Federal agencies
               Within one year                          417                  3           -                 420
               One to five years                     20,181                179           19             20,341
               After ten years                          913                  1           15                899
                                                     21,511                183           34             21,660
            State, county and municipal
               One to five years                        326                 16           -                 342
            Other - restricted
               Federal Reserve Bank stock               116                  -            -                116
               Total available for sale       $      61,649        $       809   $       92      $      62,366

                                                                   (Continued)

                                                                               1995
                                                 Amortized             Unrealized Holding             Fair
                                                   cost                 Gains        Losses          value
         HELD TO MATURITY
            United States Treasury
               Within one year                $      13,077        $        59   $        5      $      13,131
               One to five years                     38,875                378          145             39,108
                                                     51,952                437          150             52,239
            Federal agencies
               Within one year                        5,007                 69           -               5,076
               One to five years                      3,004                 65           -               3,069
               Six to ten years                       2,002                 34           -               2,036
                                                     10,013                168           -              10,181
            State, county and municipal
               Within one year                        1,674                 17            1              1,690
               One to five years                      6,216                273            8              6,481
               Six to ten years                       6,069                120           35              6,154
               After ten years                          478                  8           -                 486
                                                     14,437                418           44             14,811
               Total held to maturity         $      76,402        $     1,023   $      194      $      77,231

         Investment securities with an aggregate par value of approximately $55,665,000 at December 31, 1996 and $66,115,000 at December 31, 1995 were pledged to secure public deposits and for other purposes.

         On December 6, 1995, the Bank transferred certain securities from the held to maturity classification to the available for sale classification. These securities had an amortized cost of $11,566,000 and an unrealized loss of $68,000 on the date of transfer. This one-time reassessment of securities was done in compliance with the "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Following is a summary of loans by major classification (amounts in thousands):

                                                                        December 31,

                                                               1996                     1995
            Real estate - mortgage                             $        111,474         $        95,451
            Real estate - construction                                   15,148                   5,453
            Commercial and industrial                                    28,105                  23,133
            Loans to individuals for household, family and
               other consumer expenditures                               29,642                  28,095
            Agriculture                                                   1,328                   1,032
            All other loans, including overdrafts                           236                     334
                                                               $        185,933         $       153,498

     The Company's loan portfolio consisted of approximately $129,833,000 and $105,744,000 in fixed rate loans as of December 31, 1996 and 1995, respectively. At December 31, 1996, fixed rate loans with maturities in excess of one year amounted to approximately $93,017,000.

                                                                 (Continued)

         Changes in the allowance for loan losses are summarized as follows (amounts in thousands):

                                                 1996                1995             1994
Balance, beginning of year                 $      2,242        $       2,220      $ 2,170
Recoveries of loans previously charged
     against the allowance                          197                  361          211
Provided from current year's income                 360                  110          295
Loans charged against the allowance                (429)                (449)        (456)

Balance, end of year                       $      2,370        $       2,242      $ 2,220

     At December 31, 1996 and 1995, non-accrual loans totaled $377,000 and $479,000, respectively. The total amount of interest earned on non-accrual loans was $7,000 in 1996, $2,000 in 1995 and $22,000 in 1994. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $45,000 in 1996, $60,000 in 1995 and $93,000 in 1994. As of December 31, 1996 and 1995, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 is summarized as follows (amounts in thousands):

                                                                     1996               1995
            Land and buildings                                 $       8,358       $      8,175
            Furniture, fixtures and equipment                          5,404              5,454
                                                                      13,762             13,629
            Less accumulated depreciation and amortization             6,941              6,463
                                                                       6,821              7,166
            Construction in progress                                      45                 -
                                                               $       6,866       $      7,166

     Depreciation and amortization of bank premises and equipment charged to operating expense totaled $757,000 in 1996, $666,000 in 1995 and $623,000 in
1994.

NOTE 6 - DEPOSITS

     At December 31, 1996 and 1995, certificates of deposit of $100,000 or more totaled approximately $34,318,000 and $28,507,000, respectively. Interest expense on these deposits was approximately $1,639,000 in 1996, $1,182,000 in 1995 and $750,000 in 1994.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are summarized as follows (amounts in thousands):


                                                                                  December 31,

                                                                            1996               1995

            U. S. Government securities with a book value of $42,181
               ($42,174 market value) and $52,193 ($52,543 market
               value) at December 31, 1996 and 1995, respectively,
               are used as collateral for the agreements.              $      29,018       $     36,935

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted-average interest rate of these agreements was 4.71 and 5.10 percent at December 31, 1996 and 1995, respectively. Securities sold under repurchase agreements averaged $39,440,000 and $39,332,000 during 1996 and 1995, respectively. The maximum amounts outstanding at any month-end were $45,333,000 and $47,707,000 during 1996 and 1995, respectively.


NOTE 8 - LINES OF CREDIT

         At December 31, 1996, the Bank had unused short-term lines of credit totaling $17,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

         The Company has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Company may borrow up to $5,000,000 under the arrangement at an interest rate of 5.15%. The note is secured by U.S. Treasury Notes with a market value of $5,996,000 at December 31, 1996. The amount outstanding under the note totaled $2,319,000 and $766,000 at December 31, 1996 and 1995, respectively.

NOTE 9 - INCOME TAXES

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):

                                                        1996             1995              1994
                                                    Amount   %     Amount    %       Amount    %
Tax expense at statutory rate                      $2,101  34.0%   $1,881  34.0%     $1,752  34.0%
   Increase (decrease) in taxes resulting from:
    Tax exempt interest                              (253) (4.1)     (293) (5.3)       (330) (6.4)
     State bank tax (net of federal benefit)          121   2.0       115   2.1         158   3.0
     Other - net                                      126   2.0        74   1.3          77   1.5
     Tax provision                                $ 2,095  33.9%   $1,777  32.1%     $1,657  32.1%

                                                                  (Continued)

         The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

                                              1996                1995      1994
     Income taxes currently payable
         Federal                        $      1,828        $      1,484  $1,469
         State                                   178                 159     158
                                               2,006               1,643   1,627
     Tax consequences of differences
         Loan losses                             (43)                 (7)     47
         Depreciation                             39                  80     (57)
         Change of accounting method               -                 (13)    (17)
         Accretion on investments                 20                  63       8
         Other                                    73                  11      49

         Provision                      $      2,095        $      1,777  $1,657

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                      December  31,
                                                  1996            1995

     Deferred tax assets:
     Allowance for loan losses deferred
      for tax purposes                            $ 806           $ 762
         Other                                       16              16
              Gross deferred tax assets             822             778
              Less valuation allowance             (799)           (679)
              Net deferred tax assets                23              99
     Deferred tax liabilities:
     Unrealized net gains on securities
      available for sale                            (18)           (287)
         Accumulated discount accretion            (150)           (130)
         Depreciation for income tax reporting
          in excess of amount
              for financial reporting              (349)           (356)
              Gross deferred tax liabilities       (517)           (773)
              Net deferred tax liability          $(494)          $(674)

     A portion of the change in the net deferred tax liability relates to the change in unrealized net gains on securities available for sale. The related current period deferred tax credit of $268,800 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from the current period deferred tax expense.




                                                                  (Continued)

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

     The contract value of the Company's off-balance-sheet financial instruments is as follows as of December 31, 1996 (amounts in thousands):
                                                           Contract
                                                            amount
              Commitments to extend credit             $     11,234
              Standby letters of credit                $        906

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Bank was obligated under a number of non-cancelable operating leases on equipment and land used for branch offices that had an initial or remaining term of more than one year. Future minimum rental payments under these leases at December 31, 1996 were (amounts in thousands):

     Payable in year ending                                                                                          Amount
              1997                                                                                                  $    53
              1998                                                                                                       55
              1999                                                                                                       56
              2000                                                                                                       57
              2001                                                                                                        8
              2002 and thereafter                                                                                        59
                   Total future minimum payments required                                                           $   288

     Lease payments under all operating leases charged to expense totaled $61,000 in 1996, $23,000 in 1995 and $54,000 in 1994. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

     The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.


                                                                  (Continued)

 NOTE 12 - RESTRICTION ON DIVIDENDS

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1996 the Bank's retained earnings were $28,698,000.

NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

     Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1996 and 1995, were $1,895,000 and $2,025,000, respectively. During 1996, $259,000 of new loans were made to this group and repayments of $389,000 were received.

NOTE 14 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December
31, 1996, 1995 and 1994, $336,000,  $266,000 and $295,000, respectively, was charged to operations under the plan.

         Supplemental benefits are provided to certain key officers under The Conway National Bank Executive Supplemental Income Plan. This plan is not qualified under the Internal Revenue Code. The plan is unfunded. However, certain benefits are informally and indirectly funded by insurance policies on the lives of the covered employees.

NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier
I capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.








                                                              (Continued)

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                        To be well capitalized
                                                                           For Capital                  under prompt corrective
                                                                        adequacy purposes                action provisions
                                          Actual                             Minimum                         Minimum
                                  Amount           Ratio            Amount               Ratio         Amount         Ratio
As of December 31, 1996                                                  (amounts in $000)
   Total Capital (to risk
      weighted assets)      $          34,932       18.47 %   $         15,132          8.0%   $         18,915           10.0%
   Tier I Capital (to risk
      weighted assets)                 32,568       17.22                7,566          4.0              11,349            6.0
   Tier I Capital (to
      average assets)                  32,568        9.53               13,676          4.0              17,095            5.0
As of December 31, 1995
   Total Capital (to risk
      weighted assets)                 32,030       19.83               12,923          8.0              16,154           10.0
   Tier I Capital (to risk
      weighted assets)                 30,011       18.58                6,462          4.0               9,692            6.0
   Tier I Capital (to
    average assets)                    30,011        9.51               12,629          4.0              15,786            5.0

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

                                                         1996                                          1995
                                            Carrying               Fair                 Carrying              Fair
                                             amount                value                amount                value
     FINANCIAL ASSETS
         Cash and due from banks         $        14,350      $        14,350       $        15,605      $        15,605
         Federal funds sold                            -                    -                 7,300                7,300
         Investment securities
          held to maturity                        70,149               70,306                76,402               77,231
         Investment securities
          available for sale                      62,138               62,138                62,250               62,250
         Loans                                   185,933              184,065               153,498              153,301
     FINANCIAL LIABILITIES
         Deposits                                268,413              268,514               251,156              251,266
         Securities sold under
          repurchase agreements                   29,018               29,173                36,935               37,093
         Federal funds purchased                   4,000                4,000                     -                    -
         U. S. Treasury demand notes               2,319                2,319                   766                  766
     OFF-BALANCE-SHEET INSTRUMENTS
         Commitments to extend credit             11,234               11,234                12,323               12,323
         Standby letters of credit                   906                  906                 1,313                1,313

                                                                  (Continued)

NOTE 17 - PARENT COMPANY INFORMATION
         Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):
                            CONDENSED BALANCE SHEETS

                                                        December 31,
                                                 1996                 1995
ASSETS
    Cash                                  $         3,078      $         2,927
    Investment in subsidiary                       32,571               30,418
    Land                                              245                  245
    Other assets                                       37                   37
                                          $        35,931      $        33,627
LIABILITIES AND STOCKHOLDERS' EQUITY
    Dividends payable                     $         1,435      $         1,432
    Stockholders' equity (net of $101
     and $133 of treasury stock)                   34,496               32,195
                                          $        35,931      $        33,627

                   CONDENSED STATEMENTS OF INCOME

                                                        For the years ended December 31,
                                               1996                  1995                  1994
INCOME
  Dividend from bank subsidiary         $         1,548       $         1,549      $         1,161
  Other income                                       11                     2                   -
                                                  1,559                 1,551                1,161
EXPENSES
  Sundry                                             30                    22                   21
     Income before equity in
       undistributed net income
       of bank subsidiary                         1,529                 1,529                1,140
EQUITY IN UNDISTRIBUTED NET INCOME
  OF SUBSIDIARY                                   2,555                 2,227                2,357
     Net income                         $         4,084       $         3,756      $         3,497

                   CONDENSED STATEMENTS OF CASH FLOWS

                                                       For the years ended December 31,
                                               1996                   1995                1994
OPERATING ACTIVITIES
    Net income                          $         4,084       $         3,756      $         3,497
    Adjustments to reconcile net
      income to net cash provided
         by operating activities
         Equity in undistributed net
      income of bank subsidiary                  (2,555)              (2,227)               (2,357)
         Change in other assets                       -                     -                  (30)
           Net cash provided by
             operating activities                 1,529                 1,529                1,110

                                                                   (Continued)

                                                  For the years ended December 31,
                                          1996                 1995                   1994
INVESTING ACTIVITIES
    Proceeds received
      from sale of land                        -                     -                  242
FINANCING ACTIVITIES
    Dividends paid                        (1,432)                 (955)                (794)
    Sale (purchase) of
      treasury stock - net                    54                   (5)                   83
       Net cash used for
         financing activities             (1,378)                 (960)                (711)
       Net increase in cash                  151                   569                  641
CASH, BEGINNING OF YEAR                    2,927                 2,358                1,717
CASH, END OF YEAR                $         3,078       $         2,927      $         2,358

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited condensed financial data by quarter for 1996 and 1995 is as follows
(amounts, except per share data, in thousands):
                                                                       Quarter ended
     1996                                  March 31              June 30           September 30          December 31
Interest income                        $         5,841      $         6,012     $           6,196     $          6,447
Interest expense                                 2,675                2,634                 2,631                2,639
     Net interest income                         3,166                3,378                 3,565                3,808
Provision for loan losses                           50                   90                    90                  130
     Net interest income after
          provision for loan losses              3,116                3,288                 3,475                3,678
Noninterest income                                 742                  740                   846                  687
Noninterest expenses                             2,481                2,574                 2,489                2,849
     Income before income taxes                  1,377                1,454                 1,832                1,516
Income taxes                                       450                  498                   611                  536
     Net income                        $           927      $           956     $           1,221     $            980
Net income per share                   $          1.94      $          2.00     $            2.56     $           2.05
Weighted average shares outstanding            477,241              477,257               477,304              477,496






                                                                   (Continued)

                                                                       Quarter ended
     1995                                  March 31              June 30           September 30          December 31
Interest income                       $         5,396      $         5,649     $           5,736     $       5,820
Interest expense                                2,296                2,542                 2,619             2,658
     Net interest income                        3,100                3,107                 3,117             3,162
Provision for loan losses                          65                   15                    25                 5
     Net interest income after
          provision for loan losses             3,035                3,092                 3,092             3,157
Noninterest income                                663                  710                   789               792
Noninterest expenses                            2,355                2,550                 2,330             2,558
     Income before income taxes                 1,343                1,252                 1,551             1,387
Income taxes                                      414                  415                   486               462
     Net income                       $           929      $           837     $           1,065     $         925
Net income per share                  $          1.94      $          1.75     $            2.23     $        1.94
Weighted average shares outstanding           477,953              478,045               477,945           477,820


ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
                                                    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                      MANAGEMENT OF THE COMPANY

Directors

         The Directors and Nominees for election to the Board of Directors of the Company are as follows:


                                                                   Proposed         Present                 Company
                                               Director            Term             Principal               Stock Owned
Name (Age)                                     Since               Expires          Occupation              Number    %
*Willis J. Duncan
       (69)                                    1958                2000             Chairman of the Board   28,313(1) 5.92
                                                                                    The President of the
                                                                                    Bank from November
                                                                                    1985 to February
                                                                                    1988.
 W. Jennings Duncan
       (41)                                    1984                1998             President.  Executive   13,440(2) 2.81
                                                                                    Vice President of the
                                                                                    Bank from November
                                                                                    1985 to February 1988.

 Dr. R. C. Smith
       (82)                                    1959                1998             Past Chairman of the     2,492     .52
                                                                                    Board.Chairman of the
                                                                                    Board from 1979 to
                                                                                    1985, when he became
                                                                                    Vice Chairman.
                                                                                    Chairman of the
                                                                                    Board from November
                                                                                    1985 to February 1988.
                                                                                    Retired in 1985 as a
                                                                                    physician with Conway
                                                                                    Internists, P.A. of
                                                                                    Conway,South Carolina.


 James W. Barnette, Jr.
       (51)                                    1984                1998             President of Surfside    3,887     .81
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

                                                    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                MANAGEMENT OF THE COMPANY (continued)

                                                                   Proposed          Present                   Company
                                               Director             Term            Principal                  Stock Owned
Name    (Age)                                   Since              Expires          Occupation                 Number    %
 Harold G. Cushman, Jr.
     (67)                                       1963               1999             Retired in 1995 as         20,229(3) 4.23
                                                                                    President of Dargan
                                                                                    Construction Company,
                                                                                    Inc.



 Charles C. Cutts                               1945               1999             Retired.                   16,969(4) 3.55
     (91)

*Paul R. Dusenbury                             Has not             2000             Treasurer.Vice President      670(5)  .14
     (38)                                      served on                            and Cashier of the Bank
                                               the Board                            since 1988.
                                               of Directors.

 G. Heyward Goldfinch
     (78)                                      1976                1999             Retired.  Director          1,550     .32
                                                                                    of Goldfinch's, Inc.,
                                                                                    a funeral home, and of
                                                                                    Hillcrest Cemetery of
                                                                                    Conway, Incorporated.
*John Monroe J. Holliday
     (80)                                       1969               2000             President of Palmetto      12,189(6) 2.55
                                                                                    Farms Corp. and partner
                                                                                    in Holliday Associates,
                                                                                    diversified agricul-
                                                                                    tural, real estate
                                                                                    development, and retail
                                                                                    companies headquartered
                                                                                    in Horry County, South
                                                                                    Carolina.

 Robert P. Hucks                                1993               1999             Executive Vice President    1,420(7)  .30
     (51)                                                                           Served as Vice President
                                                                                    and Cashier of the Bank
                                                                                    from 1985 to 1988.

*Richard M. Lovelace, Jr.
     (50)                                       1984               2000             Attorney in private         1,280(8)  .27
                                                                                    practice with Lovelace
                                                                                    & Rogers, P.A. in
                                                                                    Conway, South Carolina.
 John K. Massey
     (82)                                       1959               1998             Retired.                    3,778(9)  .79

 Howard B. Smith, III
     (48)                                       1993               1999             Practicing certified        1,915     .40
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

      Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (42 persons), own 119,983 (25.10%) shares of Company stock.

       (1)  Includes 10,190 shares  held  by  Harriette B. Duncan (wife).

       (2) Includes 358 shares held by Robin F. Duncan (wife); 1,669 shares held by Ann Louise Duncan (daughter); 1,669 shares held by Mary Kathryn Duncan (daughter); 1,669 shares by Willis Jennings Duncan, V
(son); and 1,669 shares  by  Margaret  Brunson  Duncan (daughter).

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

       (4)  Includes 10,159 shares held by Eugenia B. Cutts (wife).

       (5) Includes 100 shares held by Jennifer S. Dusenbury (wife); 30 shares held by Elena Cox Dusenbury (daughter); and 30 shares held by Sarah Cherry Dusenbury (daughter).

       (6) Includes 1,260 shares held by Marjorie R. Holliday Irrevocable Trust (wife); 3,304 shares held by M. Russell Holliday, Jr. (daughter); 1,978 shares held by Christian M. Holliday Douglas (daughter); 346 shares held by Christian M. H. Douglas, Jr. (granddaughter); 346 shares held by Marjorie Russell Douglas (granddaughter); 346 shares held by David Duvall Douglas, Jr. (grandson); and 484 shares held by David D. and Christian M.H. Douglas Trust (grandchildren).

       (7) Includes 200 shares held by Willie Ann Hucks (wife); 20 shares held by Mariah J. Hucks (daughter); 50 shares held by Norah Leigh Hucks (daughter); and 150 shares held by Robert P. Hucks, II (son).

       (8) Includes 216 shares held by Rebecca S. Lovelace (wife); 352 shares held by Richard Blake Lovelace (son); and 352 shares held by Macon B. Lovelace (son).

       (9)  Includes 1,058 shares held by Bertha T. Massey (wife).

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

      The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Four (4) directors in Class III will be elected at the 1997 Annual Meeting to serve for a three (3) year term. Directors in Class I will be elected at the 1998 Annual Meeting to serve for a three (3) year term and Directors in Class II will be elected at the 1999 Annual Meeting to serve for a three (3) year term. Currently, there are twelve (12) Directors, with three (3) directors in Class III. The Board of Directors has passed a resolution increasing the total number of Directors from twelve (12) to thirteen (13).

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

       During 1996, the Company's Board of Directors met two (2) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met eleven (11) times; the Audit Committee met nine (9) times; the Loan Committee met twelve (12) times; the Building Committee met one (1) time; and the Public Relations Committee did not meet. With the exceptions of John Monroe J. Holliday and Howard B. Smith, III, each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
Position(s) Currently
      Name                                Age      With The Company

Willis J. Duncan                          69       Chairman of the Board (1)

W. Jennings Duncan                        41       President and Director (1)

Robert P. Hucks                           51       Executive Vice President and
                                                   Director (1)

Verta Lee Chestnut                        58       Secretary

Paul R. Dusenbury                         38       Treasurer  (1)
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

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1996, all executive officer compensation levels were below the midpoint as established by the JESAP process.

Summary Compensation Table


                        Annual Compensation             Long-Term Compensation
                                                          Awards          Payouts
                                                                      Long-
                                                     Rest-     Stock  Term
                                           Other     ricted   Options Incentive
Name and                   ($)    ($)     Annual(1)  Stock($)  /SAR'S Payout    All Other(2)
Principal Position  Year Salary  Bonus  Compensation Awards     (#)     ($)     Compensation

W. Jennings Duncan  1996 121,740 15,640 2,985        0          0       0        9,131
President and       1995 110,145    865 2,570        0          0       0        7,159
Director of Bank    1994 101,256    944 2,072        0          0       0        7,594

Robert P. Hucks     1996 107,628 13,960 6,000        0          0       0        8,072
Executive Vice      1995  98,010    865   750        0          0       0        6,371
President and       1994  90,600    944     0        0          0       0        6,795
Director of Bank

Paul R. Dusenbury   1996  99,780 13,000 6,000        0          0       0        7,484
Vice President and  1995  90,380    865   750        0          0       0        5,875
Cashier of Bank     1994  83,100    944     0        0          0       0        6,233


(1) Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.
(2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1996, 1995, and 1994, $336,000, $266,000, and $295,000,
respectively, was charged to operations under the plan.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of December 31, 1996 certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder who is not an officer or director of the Company is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

Willis J. Duncan                   28,313                     5.9%
1400 Third Avenue
Conway, South Carolina  29526

All Officers and Directors as a Group

(42 persons)  (2)                 119,983                    25.1%
_________________

(1) For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -- Directors".

(2) Includes 28 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.




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

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1996 and 1995 Consolidated Statements of Income - Years ended December 31, 1996,
  1995, and 1994
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1996, 1995, and 1994
Consolidated Statements of Cash Flows - Years Ended December 31,
  1996, 1995, and 1994
Notes to Consolidated Financial Statements

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

 27      Financial Data Schedule - Article 9 Financial Data
         Schedule for 10-k for electronic filers (pages 64 and 65).

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

                                   W. Jennings Duncan, President

Pursuant  to  the  requirements  of  the Securities Exchange Act of
1934, this report has  been  signed   below  by  the  following
persons on behalf of the registrant and in their capacities on March
17, 1997.

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


Howard B. Smith, III                  Director