Form 10-Q
period 1997-03-31
CNB CORP /SC/
filed 1997-05-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended March 31, 1997    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 1997 was 478,773.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1997,               1
           December 31, 1996 and March 31, 1996

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 1997 and 1996

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Three Months Ended March 31, 1997
           and 1996

           Consolidated Statement of Cash Flows for the Three Months       4
           Ended March 31, 1997 and 1996

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-19
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               20


SIGNATURE                                                                 21

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                          1997         1996          1996
ASSETS:
    Cash and due from banks              $ 15,118    $   14,350     $ 13,714
    Interest bearing deposits with banks        0             0            0
    Investment Securities                  72,784        70,149       75,982
      (Fair values of $72,411 at
       March 31, 1997, $70,306 at
       December 31, 1996, and $75,981
       at March 31, 1996)
    Securities Available for Sale          60,557        62,138       64,833
      (Amortized cost of $60,885 at
       March 31, 1997, $62,093 at
       December 31, 1996, and $64,683
       at March 31, 1996)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           12,150             0       6,600
    Loans:
       Gross Loans                        197,704       185,933     164,168
       Less unearned income                (1,022)       (1,058)     (1,089)
         Loans, net of unearned income    196,682       184,875     163,079
       Less reserve for possible
          loan losses                      (2,534)       (2,370)     (2,267)
         Net loans                        194,148       182,505     160,812
    Bank premises and equipment             6,702         6,866       6,965
    Other assets                            6,211         5,810       6,013
       Total assets                       367,670       341,818     334,919

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                55,240        49,885      46,637
       Interest-bearing                   239,787       218,528     208,918
         Total deposits                   295,027       268,413     255,555
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       32,312        33,018      42,373
    Other short-term borrowings             2,573         2,319       1,981
    Obligations under mortgages and
       capital leases                           4             6           9
    Other liabilities                       2,271         3,541       2,215
    Minority interest in subsidiary            25            25          23
         Total liabilities                332,212       307,322     302,156
    Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 500,000;
       issued 479,093 shares                4,791         4,791       4,791
       Surplus                             15,699        15,697      15,685
       Undivided Profits                   15,194        14,082      12,359
       Net Unrealized Holding                (196)           27          90
 Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                (30)         (101)       (162)
            Total stockholders' equity     35,458        34,496      32,763
            Total liabilities
             and stockholders' equity     367,670       341,818     334,919

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            1997        1996
Interest Income:
  Interest and fees on loans                              $  4,509  $  3,708
  Interest on investment securities:
    Taxable investment securities                            1,757     1,872
    Tax-exempt investment securities                           180       190
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                        129       124
      Total interest income                                  6,575     5,894

Interest Expense:
  Interest on deposits                                       2,366     2,108
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         415       550
  Interest on other short-term borrowings                       17        17
  Interest on obligation under mortgages and
    capital leases                                               0         0
      Total interest expense                                 2,798     2,675
Net interest income                                          3,777     3,219
Provision for possible loan losses                             240        50
Net interest income after provision for possible
  loan losses                                                3,537     3,169
Other income:
  Service charges on deposit accounts                          534       484
  Gains/(Losses) on securities                                   0        38
  Other operating income                                       186       168
      Total other income                                       720       690
Other expenses:
  Minority interest in income of subsidiary                      1         1
  Salaries and employee benefits                             1,513     1,431
  Occupancy expense                                            420       462
  Other operating expenses                                     607       588
      Total operating expenses                               2,541     2,482
Income before income taxes                                   1,716     1,377
  Income tax provision                                         603       450
Net Income                                                   1,113       927

  Per share data:
  Net income per weighted average shares outstanding      $   2.33  $   1.94

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  74.06  $  68.65

  Weighted average number of shares outstanding            478,558   477,241

  Actual number of shares outstanding                      478,773   477,233

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Three Months Ended
                                                            March 31,

                                                      1997         1996
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        4,791



Surplus:
Balance, January 1                                  15,697       15,676
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                           2            9
Balance at end of period                            15,699       15,685



Undivided profits:
Balance, January 1                                  14,082       11,431
Net Income                                           1,113          927
Cash dividends declared                               None         None
Balance at end of period                            15,194       12,359



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                      27          430
 Change in net unrealized gains/(Losses)              (223)        (340)
Balance at end of period                              (196)          90



Treasury stock:
Balance, January 1                                    (101)        (133)
Purchase of treasury stock                              (7)          (7)
Reissue of treasury stock                               79           69
Balance at end of period                               (30)        (162)



Total stockholders' equity                          35,458       32,763

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the three-month period ended March 31,
                                                      1997        1996
OPERATING ACTIVITIES
  Net income                                        $ 1,113     $   927
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        167         243
    Provision for loan losses                           240          50
    Provision for deferred income taxes                 (60)        (34)
    Loss (gain) on sale of investment
     securities                                           0           0
    (Increase) decrease in accrued interest
     receivable                                        (407)       (339)
    (Increase) decrease in other assets                   6         135
    (Decrease) increase in other liabilities             (4)        133
    Increase in minority interest in
     subsidiary                                           0           1

        Net cash provided by operating
          activities                                  1,055       1,154

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0       2,000
  Proceeds from maturities of investment
   securities held to maturity                        5,570       4,819
  Proceeds from maturities of investment
   securities available for sale                      3,500       1,000
  Purchase of investment securities held to
   maturity                                          (6,124)     (6,600)
  Purchase of investment securities
   available for sale                                (4,000)     (3,950)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (12,150)        700
  (Increase) decrease in loans                      (11,807)    (10,675)
  Premises and equipment expenditures                    (3)         42

        Net cash provided by (used for)
          investing activities                      (25,014)    (12,664)

FINANCING ACTIVITIES
  Dividends paid                                     (1,433)     (1,432)
  Increase (Decrease) in deposits                    26,614       4,399
  (Decrease) increase in securities sold
    under repurchase agreement                         (706)      5,438
  (Decrease) increase in other
    short-term borrowings                               254       1,215
  Increase (decrease)in obligation under
   mortgages and capital leases                          (2)         (1)

        Net cash provided by (used for)
          financing activities                       24,727       9,619

        Net increase (decrease) in cash
          and due from banks                            768      (1,891)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,350      15,605

CASH AND DUE FROM BANKS, MARCH 31, 1997 AND 1996    $15,118     $13,714

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 2,601     $ 2,564
  Income taxes                                      $   551     $   487

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 478,558 for the three-month period ended March 31, 1997 and 477,241 for the three-month period ended March 31, 1996.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 1997 and for the years ended December 31, 1996 and 1995 were approximately $5,228, $5,112, and $4,306, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $70,930 at March 31, 1997 and $55,665 at December 31, 1996 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1997 and at December 31, 1996.

                                            March 31, 1997
                             Book       Unrealized Holding   Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $16,000  $   31      $   23      $16,008      5.94%
   One to five years        16,265      93          75       16,283      6.47
                            32,265     124          98       32,291      6.21
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        27,419      11         355       27,075      6.00
   After ten years             759       1          19          741      6.07
                            28,178      12         374       27,816      6.00
  State, county and
  municipal
   One to five years           326       8           0          334      7.85
                               326       8           0          334      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $60,885  $  144      $  472      $60,557      6.11%

HELD TO MATURITY
  United States Treasury
   Within one year          18,024      12          64       17,972      5.44%
   One to five years        21,684      68         191       21,561      5.82
                            39,708      80         255       39,533      5.65
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        17,285       0         201       17,084      6.27
   Six to ten years          2,002       0          59        1,943      6.40
                            19,287       0         260       19,027      6.28
  State, county and
  municipal
   Within one year           1,749      39           3        1,785      8.23%
   One to five years         6,255     185          32        6,408      8.67
   Six to ten years          5,665       2         130        5,537      7.04
   After ten years             120       1           0          121      8.06
                            13,789     227         165       13,851      7.94
   Total held to maturity  $72,784  $  307      $  680      $72,411      6.25%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended March 31, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(196) as of March 31, 1997.

                                                     1996
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $15,533    $   52   $    22     $15,563      5.95%
   One to five years         16,262       169        27      16,404      6.46
                             31,795       221        49      31,967      6.21
  Federal agencies
   Within one year                0         0         0           0       -
   One to five years         29,072        48       169      28,951      6.04
    After ten years             784         0        18         766      6.08
                             29,856        48       187      29,717      6.04
  State, county and
  municipal
   One to five years            326        12         0         338      7.85
                                326        12         0         338      7.85
  Other Securities (Equity)     116         -         -         116       -
  Total available for sale  $62,093    $  281   $   236     $62,138      6.14%

HELD TO MATURITY
  United States Treasury
   Within one year           17,066        20        30      17,056      5.36%
   One to five years         23,703       154       176      23,681      5.67
                             40,769       174       206      40,737      5.54
  Federal agencies
   Within one year                0         0         0           0       -
   One to five years         13,320        97       110      13,307      6.27
   Six to ten years           2,002         0        35       1,967      6.40
                             15,322        97       145      15,274      6.28

  State, county and
  municipal
   Within one year            1,112         2         2       1,112      8.87
   One to five years          6,950       302        15       7,237      8.72
   Six to ten years           5,626        20        75       5,571      6.98
   After ten years              370         5         0         375      7.89
                             14,058       329        92      14,295      8.01
   Total held to maturity   $70,149    $  600   $   443     $70,306      6.20%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended December 31, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $27 as of December 31, 1996.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 1997 and December 31, 1996 by major classification:

                                           March 31,           December 31,
                                             1997                  1996
Real estate loans - mortgage              $  120,070            $ 111,474
                  - construction              15,978               15,148
Commercial and industrial loans               30,971               28,105
Loans to individuals for household,
  family and other consumer expenditures      28,452               29,642
Agriculture                                    2,003                1,328
All other loans, including overdrafts            230                  236
     Gross loans                             197,704              185,933
       Less unearned income                   (1,022)              (1,058)
       Less reserve for loan losses           (2,534)              (2,370)
         Net loans                           194,148              182,505

     Changes in the reserve for loan losses for the quarter ended March 31, 1997 and 1996 and the year ended December 31, 1996 are summarized as follows:

                                                Quarter Ended
                                                   March 31,    December 31,
                                             1997        1996     1996

Balance, beginning of period                 $ 2,370  $ 2,242     $ 2,242
Charge-offs:
   Commercial, financial, and agricultural        28       30         108
   Real Estate - construction and mortgage         0        0          22
   Loans to individuals                           81       60         299
       Total charge-offs                     $   109  $    90     $   429
Recoveries:
   Commercial, financial, and agricultural   $     5  $    24     $    47
   Real Estate - construction and mortgage         0        3          15
   Loans to individuals                           28       38         135
       Total recoveries                      $    33  $    65     $   197
Net charge-offs/(recoveries)                 $    76  $    25     $   232
Additions charge to operations               $   240  $    50     $   360
Balance, end of period                       $ 2,534  $ 2,267     $ 2,370


Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                          .04%     .02%        .14%

The entire balance is available to absorb future loan losses.

At March 31, 1997 and December 31, 1996 loans on which no interest was being accrued totalled approximately $147 and $377, respectively; foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $52 and $77, respectively.

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

As of March 31, 1997, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 1997 and December 31, 1996 is summarized as follows:
                                     March 31,         December 31,
                                       1997                1996

Land and buildings                   $  8,295           $  8,358
Furniture, fixtures and equipment       5,244              5,404
Construction in progress                    0                 45
                                     $ 13,539           $ 13,807

Less accumulated depreciation and
   amortization                         6,837              6,941
                                     $  6,702           $  6,866

     Depreciation and amortization of bank premises and equipment charged to operating expense was $167 for the quarter ended March 31, 1997 and $757 for the year ended December 31, 1996.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 1997 and December 31, 1996, certificates of deposit of $100,000 or more included in time deposits totaled approximately $53,607 and $34,318 respectively. Interest expense on these deposits was approximately $630 for the quarter ended March 31, 1997 and $1,639 for the year ended December 31, 1996.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 1997 and December 31, 1996, securities sold under repurchase agreements totaled approximately $32,312 and $29,018. U.S. Government securities with a book value of $39,910 ($39,809 market value) and $42,181 ($42,174 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.70 percent and 4.71 percent at March 31, 1997 and December 31, 1996.

NOTE 8 - LINES OF CREDIT

     At March 31, 1997, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,875 at March 31, 1997. The amount outstanding under the note totaled $2,573 and $2,319 at March 31, 1997 and December 31, 1996, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 1997 and March 31, 1996 on pretax income of $1,716 and $1,377 totalled $603 and $450
respectively.    The provision for federal income taxes is calculated by
applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 1997.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 1997, commitments to extend credit totalled $10,947; financial standby letters of credit totalled $562; and performance standby letters of credit totalled $505. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.


NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 1997 and years ended December 31, 1996, 1995 and 1994, $87, $336, $266, and $295, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 1997:
                                                               To be
                                                          well capitalized
                                               For          under prompt
                                         capital adequacy corrective action
                                            purposes         provisions
                             Actual          Minimum           Minimum
                         Amount   Ratio   Amount  Ratio     Amount  Ratio
Total Capital (to risk   $36,233  17.87%  $16,218  8.0%     $20,273 10.0%
 weighted assets)
Tier I Capital (to risk   33,699  16.62     8,109  4.0       12,164  6.0
 weighted assets)
Tier I Capital (to avg.   33,699   9.40    14,344  4.0       17,930  5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 1997
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,690
   Investment in subsidiary                                        33,477
   Fixed assets                                                       254
   Other assets                                                        37
                                                                 $ 35,458

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            35,458
                                                                 $ 35,458

                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 1997
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,130
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (17)
   Net Income                                                    $  1,113

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 20.6% from $163,079 at March 31, 1996 to $196,682 at March 31, 1997
and have increased as a percentage of total assets from 48.7% to 53.5% over the same period as loan demand has remained strong in our market. Securities and federal funds sold have decreased as a percentage of total assets from 44.0% at March 31, 1996 to 39.6% at March 31, 1997 as we have utilized funds from the investments area to meet the credit needs of the community. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 13.9% at March 31, 1996 to 15.0% at March 31, 1997. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the decline in the percentage of demand deposits to continue over the long-term. Interest-bearing deposits have grown from 62.3% of total assets at March 31, 1996 to 65.2% at March 31, 1997 while securities sold under agreement to repurchase have decreased from 12.7% to 8.8% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 1997 and 1996:

                                                            March 31,
Assets:                                              1997              1996
  Earning assets:
   Loans, net of unearned income                     53.5%            48.7%
   Investment securities                             19.8             22.7
   Securities Available for Sale                     16.5             19.3
   Federal funds sold and securities purchased
     under agreement to resell                        3.3              2.0
   Other earning assets                                -                -
      Total earning assets                           93.1             92.7
   Other assets                                       6.9              7.3
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         65.2%            62.3%
   Federal funds purchased and securities sold
    under agreement to repurchase                     8.8             12.7
   Other short-term borrowings                         .7               .6
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            74.7             75.6
         Noninterest-bearing deposits                15.0             13.9
   Other liabilities                                   .7               .7
   Stockholders' equity                               9.6              9.8
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 1997 and 1996 of $1,113 and $927, respectively, resulting in a return on average assets of 1.24% and 1.12% and a return on average stockholders' equity of 13.16% and 11.39%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $32,751 or 9.8% from $334,919 at March 31, 1996 to $367,670 at March 31, 1997. The following table sets forth the financial highlights for the three-month periods ending March 31, 1997 and March 31, 1996:


                            CNB Corporation
                    CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                    Three-Month Period Ended March 31,

                                                                 Percent
                                                                 Increase
                                               1997      1996   (Decrease)
Net interest income after provision for
    loan losses                               3,537     3,169       11.6%
Income before income taxes                    1,716     1,377       24.6
Net Income                                    1,113       927       20.1
Per Share (1)                                  2.33      1.94       20.1
Cash dividends declared                           0         0          0
   Per Share (1)                                  0         0          0

Total assets                                367,670   334,919        9.8%
Total deposits                              295,027   255,555       15.4
Loans, net of unearned income               196,682   163,079       20.6
Investment securities                       133,341   140,815       (5.3)
Stockholders' equity                         35,458    32,763        8.2
    Book value per share                      74.06     68.65        7.9

Ratios (1):
Annualized return on average total assets      1.24%     1.12%      10.7%
Annualized return on average stockholders'
  equity                                      13.16%    11.39%      15.5%

(1) For the three-month period ended March 31, 1997 and March 31, 1996, average total assets amounted to $358,598 and $332,090 with average stockholders' equity totaling $33,817 and $32,555, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1997 and 1996. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 1997 and 1996 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 16.7% increase from $3,317 for the three-month period ended March 31, 1996 to $3,870 for the three-month period ended March 31, 1997. During the same period, total fully-tax-equivalent interest income increased by 11.3% from $5,992 to $6,668 and total interest expense increased by 4.6% from $2,675 to $2,798. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .33% from 4.29% for the three-month period ended March 31, 1996 to 4.62% for the three-month period ended March 31, 1997.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 3/31/97     Three Months Ended 3/31/96
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $190,868    $ 4,509     9.45%    $158,008  $ 3,708    9.39%
     Securities:
     Taxable                         119,212      1,757     5.90      128,170    1,872    5.84
     Tax-exempt                       13,952        273     7.83       14,293      288    8.06
   Federal funds sold and
     securities purchased under
     agreement to resell              10,800        129     4.78        9,052      124    5.48
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           334,832      6,668     7.97      309,523    5,992    7.74
    Other assets                      23,766                           22,567
      Total assets                  $358,598                         $332,090

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $233,672      2,366     4.05     $206,390  $ 2,108    4.09
   Federal funds purchased and
    securities sold under
    agreement to repurchase           35,945        415     4.62       44,812      550    4.91
   Other short-term borrowings         1,237         17     5.50          996       17    6.83
   Obligations under mortgages
     and capitalized leases                4          0     8.00            9        0    8.00
       Total interest-bearing
         liabilities                $270,858    $ 2,798     4.13     $252,207  $ 2,675    4.24
   Noninterest-bearing deposits       50,346                           46,285
   Other liabilities                   3,577                            1,043
   Stockholders' equity               33,817                           32,555
         Total liabilities and
           stockholders' equity     $358,598                         $332,090
   Net interest income as a percent
     of total earning assets        $334,832    $ 3,870     4.62     $309,523  $ 3,317    4.29

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    93                        $    98

Ratios:
Annualized return on average total assets                   1.24                          1.12
Annualized return on average stockholders' equity          13.16                         11.39
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.43                          9.80
  Average total deposits                                   11.91                         12.88
  Average loans, net of unearned income                    17.72                         20.60
Average earning assets as a percent of
average total assets                                       93.37                         93.20

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 1997 and 1996
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   190,868   158,008     9.45%       9.39%     4,509       3,708         801       24      771        6
Investment securities:
 Taxable                      119,212   128,170     5.90%       5.84%     1,757       1,872        (115)      19     (131)      (3)
 Tax-exempt                    13,952    14,293     7.83%       8.06%       273         288         (15)      (8)      (7)       -
Federal funds sold and
 securities purchased under
 agreement to resell           10,800     9,052     4.78%       5.48%       129         124           5      (16)      24       (3)
Other earning assets                0         0      -           -            0           0           0        -        -        -

Total Earning Assets          334,832   309,523     7.97%       7.74%     6,668       5,992         676       19      657        0

Interest-bearing Liabilities:

Interest-bearing deposits     233,672   206,390     4.05%       4.09%     2,366       2,108         258      (20)     281       (3)
Federal funds purchased and
 securities sold under
 agreement to repurchase       35,945    44,812     4.62%       4.91%       415         550        (135)     (32)    (109)       6
Other short-term borrowings     1,237       996     5.50%       6.83%        17          17           0       (3)       4       (1)
Mortgage indebtedness and
 obligations under capital-
 ized leases                        4         9     8.00%       8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                  270,858   252,207     4.13%       4.24%     2,798       2,675         123      (55)     176        2
Interest-free Funds
 Supporting Earning Assets     63,974    57,316

Total Funds Supporting

Earning Assets                334,832   309,523     3.35%       3.45%     2,798       2,675         123      (55)     176        2

Interest Rate Spread                                3.84%       3.50%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                   .78%        .79%

Net Yield on Earning Assets                         4.62%       4.29%     3,870       3,317

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

The provision for possible loan losses was $240 for the three-month period ended March 31, 1997 and $50 for the three-month period ended March 31,
1996.   Net loan charge-offs totaled $76 for the three-month period ended
March 31, 1997 and $25 for the same period in 1996.

The reserve for possible loan losses as a percentage of net loans was 1.31% at March 31, 1997 and 1.41% at March 31, 1996. Although net loan losses remain below budget, the provision for possible loan losses increased from $50 during the first quarter of 1996 to $240 during the first quarter of 1997 in recognition of the significant loan growth of $33.6 million from $163.1 million at March 31, 1996 to $196.7 million at March 31, 1997.

Securities Transactions - The bank recognized a gain on security transactions for the three-month period ended March 31, 1996 of $38 but had no security sales during the first quarter of 1997. Management sold approximately $2 million in treasury bonds in 1996 to fund loan growth and to adjust the Bank's interest rate sensitivity position. At March 31, 1997, December 31, 1996, and March 31, 1996 market value appreciation/(depreciation) in the investment portfolio totaled $(701), $202, and $149, respectively. As indicated, market value declined somewhat in 1997 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 10.4% from $652 for the three-month period ended March 31, 1996 to $720 for the three-month period ended March 31, 1997 primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 2.4% from $2,482 for the three-month period ended March 31, 1996 to $2,541 for the three-month period
ended March 31, 1997.   The major components of other expenses are salaries
and employee benefits which increased 5.7% from $1,431 to $1,513; occupancy expense which decreased 9.1% from $462 to $420; and other operating expenses which increased by 3.2% from $588 to $607. Occupancy expense has declined as depreciation expense has decresed 31.3% from $243 during the first quarter of 1996 to $167 for the same period in 1997.

Income Taxes - Provisions for income taxes increased 34.0% from $450 for the three-month period ended March 31, 1996 to $603 for the three-month period ended March 31, 1997. Income before income taxes less interest of tax-exempt investment securities increased by 29.4% from $1,187 for the three-month period ended March 31, 1996 to $1,536 for the same period in 1997. State tax liability increased as income before income taxes increased 24.6% from $1,377 to $1,716 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $35,458, $34,496, $32,195, and $28,857 at
March 31, 1997, December 31, 1996, December 31, 1995, and December 31, 1994, representing 9.64%, 10.09%, 9.92%, and 9.71% of total assets, respectively. At March 31, 1997, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATION MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

     In June 1996, the FASB issued SFAS 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB's objective is to develop consistent accounting standards for such transactions, including determining when financial assets should be considered sold and removed from the statement of financial position and when related revenues and expenses should be recognized. This approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and remove such assets from the statement of financial position when control over them hs been relinquished. The statement is not expected to have a significant impact on the accounting practices of the Company and is generally effective for transactions entered into after December 31, 1996.

                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.


                               EXHIBIT INDEX

Exhibit
Number

  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 22 and 23).


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



Date:  May 13, 1997