Form 10-Q
period 1997-06-30
CNB CORP /SC/
filed 1997-08-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended June 30, 1997    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 1997 was 479,055.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 1997,                1
           December 31, 1996 and June 30, 1996

           Consolidated Statement of Income for the Three Months           2
           and Six Months Ended June 30, 1997 and 1996

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Six Months Ended June 30, 1997
           and 1996

           Consolidated Statement of Cash Flows for the Six Months         4
           Ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

Item 4.    Submission of Matters to a Vote of Security Holders            23


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               23


SIGNATURE                                                                 24

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         June 30,  December 31,  June 30,
                                          1997        1996         1997
ASSETS:
    Cash and due from banks              $ 15,981   $ 14,350   $  14,252
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  68,734     70,149      74,058
      (Fair values of $68,834 at
       June 30, 1997, $70,306 at
       December 31, 1996, and $73,306
       at June 30, 1996)
    Securities Available for Sale          62,184     62,138      66,593
      (Amortized cost of $62,186 at
       June 30, 1997, $62,093 at
       December 31, 1996, and $67,199
       at June 30, 1996)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           14,350          0       7,200
    Loans:
       Gross Loans                        207,786    185,933     172,149
       Less unearned income                (1,075)    (1,058)     (1,088)
         Loans, net of unearned income    206,711    184,875     171,061
       Less reserve for possible
          loan losses                      (2,707)    (2,370)     (2,321)
       Net loans                          204,004    182,505     168,740
    Bank premises and equipment             6,957      6,866       6,876
    Other assets                            6,344      5,810       6,059
    Total assets                          378,554    341,818     343,778
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                60,455     49,885      55,413
    Interest-bearing                      243,344    218,528     212,012
      Total deposits                      303,799    268,413     267,425
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       31,489     33,018      38,682
    Other short-term borrowings             3,866      2,319       2,579
 Obligations under mortgages and
       capital leases                           0          6           8
    Other liabilities                       2,540      3,541       1,792
    Minority interest in subsidiary            26         25          24
      Total liabilities                   341,720    307,322     310,510
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1997 and 500,000 in 1996;
       issued 479,093 shares                4,791      4,791       4,791
       Surplus                             15,701     15,697      15,686
       Undivided Profits                   16,348     14,082      13,314
       Net Unrealized Holding                  (2)        27        (363)
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                 (4)      (101)       (160)
            Total stockholders' equity     36,834     34,496      33,268
         Total liabilities
             and stockholders' equity     378,554    341,818     343,778

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Six Months Ended
                                                      June 30,            June 30,
                                                 1997          1996  1997          1996
Interest Income:
  Interest and fees on loans                     $  4,690   $ 3,888  $  9,199  $  7,596
  Interest on investment securities:
    Taxable investment securities                   1,825     1,881     3,582     3,753
    Tax-exempt investment securities                  176       181       356       371
    Other securities                                    3         3         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               170       104       299       228
      Total interest income                         6,864     6,057    13,439    11,951
Interest Expense:
  Interest on deposits                              2,509     2,108     4,875     4,216
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        395       515       810     1,065
  Interest on other short-term borrowings              18        12        35        29
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         0

      Total interest expense                        2,922     2,635     5,720     5,310
Net interest income                                 3,942     3,422     7,719     6,641
Provision for possible loan losses                    210        90       450       140

Net interest income after provision for
  possible loan losses                              3,732     3,332     7,269     6,501
Other income:
  Service charges on deposit accounts                 526       468     1,060       952
  Gains/(Losses) on securities                          0         0         0        38
  Other operating income                              293       227       479       395
      Total other income                              819       695     1,539     1,385

Other expenses:
  Minority interest in income of subsidiary             1         0         2         1
  Salaries and employee benefits                    1,563     1,503     3,076     2,934
  Occupancy expense                                   424       448       844       910
  Other operating expenses                            699       622     1,306     1,210
      Total operating expenses                      2,687     2,573     5,228     5,055
Income before income taxes                          1,864     1,454     3,580     2,831
  Income tax provision                                712       498     1,315       948
Net Income                                          1,152       956     2,265     1,883

  Per share data:
  Net income per weighted average shares
    outstanding                                  $   2.40  $   2.01  $   4.73  $   3.95
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  76.89  $  69.70  $  76.89  $  69.70
  Weighted average number of shares outstanding   478,721   477,257   478,721   477,257

  Actual number of shares outstanding             479,055   477,272   479,055   477,272

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                          June 30,

                                                      1997         1996
Common Stock:
 $10 par value; 1,500,000 shares authorized in
 1997 and 500,000 in 1996;
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Balance at end of period                             4,791        4,791



Surplus:
Balance, January 1                                  15,697       15,676
Issuance of Common Stock                              None         None
Gain on sale of treasury stock                           4           11
Balance at end of period                            15,701       15,686



Undivided profits:
Balance, January 1                                  14,082       11,431
Net Income                                           2,265        1,883
Cash dividends declared                               None         None
Balance at end of period                            16,348       13,314



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                      27          430
Change in net unrealized gains/(Losses)                (29)        (794)
Balance at end of period                                (2)        (363)



Treasury stock:
Balance, January 1                                    (101)        (133)
Purchase of treasury stock                             (12)        (105)
Reissue of treasury stock                              109           78
Balance at end of period                                (4)        (160)



Total stockholders' equity                          36,834       33,268

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the six-month period ended June 30,
                                                      1997        1996
OPERATING ACTIVITIES
  Net income                                        $ 2,265     $ 1,883
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        324         414
    Provision for loan losses                           450         140
    Provision for deferred income taxes                  70        (336)
    Loss (gain) on sale of investment
     securities                                           0          38
    (Increase) decrease in accrued interest
     receivable                                        (604)       (430)
    (Increase) decrease in other assets                  70         180
    (Decrease) increase in other liabilities            322        (958)
    Increase in minority interest in
     subsidiary                                           1           1

        Net cash provided by operating
          activities                                  2,898         932

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0       2,000
  Proceeds from maturities of investment
   securities held to maturity                       10,875      14,935
  Proceeds from maturities of investment
   securities available for sale                      6,500       1,465
  Purchase of investment securities held to
   maturity                                          (9,460)     (9,449)
  Purchase of investment securities
   available for sale                                (6,546)    (10,950)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (14,350)        100
  (Increase) decrease in loans                      (21,836)    (18,657)
  Premises and equipment expenditures                  (415)       (124)

        Net cash provided by (used for)
          investing activities                      (35,232)    (20,680)

FINANCING ACTIVITIES
  Dividends paid                                     (1,433)     (1,432)
  Increase (Decrease) in deposits                    35,386      16,269
  (Decrease) increase in securities sold
    under repurchase agreement                       (1,529)      1,747
  (Decrease) increase in other
    short-term borrowings                             1,547       1,813
  Increase (decrease)in obligation under
   mortgages and capital leases                          (6)         (2)

        Net cash provided by (used for)
          financing activities                       33,965      18,395

        Net increase (decrease) in cash
          and due from banks                          1,631      (1,353)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,350      15,605

CASH AND DUE FROM BANKS, JUNE 30, 1997 AND 1996     $15,981     $14,252

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 5,358     $ 5,331
  Income taxes                                      $ 1,326     $   990

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 478,721 for the six-month period ended June 30, 1997 and 477,257 for the six-month period ended June 30, 1996.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 1997 and for the years ended December 31, 1996 and 1995 were approximately $5,553, $5,112, and $4,306, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $67,788 at June 30, 1997 and $55,665 at December 31, 1996 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 1997 and at December 31, 1996.

                                            June 30, 1997
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $13,997  $   43      $    8      $14,032      5.96%
   One to five years        16,232     117          22       16,327      6.41
                            30,229     160          30       30,359      6.21
  Federal agencies
   Within one year           2,000       0           8        1,992      4.56
   One to five years        27,413      36         157       27,292      6.14
   Six to ten years          1,375       4           0        1,379      6.89
   After ten years             727       0          16          711      6.24
                            31,515      40         181       31,374      6.07
  State, county and
  municipal
   Within one year               0       0           0            0       -
   One to five years           326       9           0          335      7.85
                               326       9           0          335      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $62,186  $  209      $  211      $62,184      6.14%

HELD TO MATURITY
  United States Treasury
   Within one year          16,026      13          43       15,996      5.46%
   One to five years        18,666     106          94       18,678      5.92
                            34,692     119         137       34,674      5.71
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        18,232      91         120       18,203      6.33
   Six to ten years          2,007       0          36        1,971      6.40
                            20,239      91         156       20,174      6.34
  State, county and
  municipal
   Within one year           1,655      16           2        1,669      8.30%
   One to five years         5,951     199          11        6,139      8.58
   Six to ten years          5,828      33          53        5,808      7.05
   After ten years             369       4           3          370      7.63
                            13,803     252          69       13,986      7.88
   Total held to maturity  $68,734  $  462      $  362      $68,834      6.33%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(2) as of June 30, 1997.

                                               1996
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $15,533    $   52   $    22     $15,563      5.95%
   One to five years         16,262       169        27      16,404      6.46
                             31,795       221        49      31,967      6.21
  Federal agencies
   Within one year                0         0         0           0       -
   One to five years         29,072        48       169      28,951      6.08
    After ten years             784         0        18         766      6.08
                             29,856        48       187      29,717      6.04
  State, county and
  municipal
   One to five years            326        12         0         338      7.85
                                326        12         0         338      7.85
  Other Securities (Equity)     116         -         -         116       -
  Total available for sale  $62,093    $  281   $   236     $62,138      6.14%

HELD TO MATURITY
  United States Treasury
   Within one year           17,066        20        30      17,056      5.36%
   One to five years         23,703       154       176      23,681      5.67
                             40,769       174       206      40,737      5.54
  Federal agencies
   Within one year                0         0         0           0       -
   One to five years         13,320        97       110      13,307      6.27
   Six to ten years           2,002         0        35       1,967      6.40%
                             15,322        97       145      15,274      6.28

  State, county and
  municipal
   Within one year            1,112         2         2       1,112      8.87
   One to five years          6,950       302        15       7,237      8.72
   Six to ten years           5,626        20        75       5,571      6.98
   After ten years              370         5         0         375      7.89
                             14,058       329        92      14,295      8.01
   Total held to maturity   $70,149    $  600   $   443     $70,306      6.20%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended December 31, 1996, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $27 as of December 31, 1996.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1997 and December 31, 1996 by major classification:

                                           June 30,           December 31,
                                             1997                  1996
Real estate loans - mortgage              $  127,147            $ 111,474
                  - construction              14,861               15,148
Commercial and industrial loans               33,475               28,105
Loans to individuals for household,
  family and other consumer expenditures      29,128               29,642
Agriculture                                    2,971                1,328
All other loans, including overdrafts            204                  236
     Gross loans                             207,786              185,933
       Less unearned income                   (1,075)              (1,058)
       Less reserve for loan losses           (2,707)              (2,370)
         Net loans                           204,004              182,505

     Changes in the reserve for loanlosses for the quarter ended and six-month period ended June 30, 1997 and 1996 and the year ended December 31, 1996 are summarized as follows:

                                    Quarter Ended    Six Months Ended  December
                                        June 30,          June 30,         31,
                                    1997        1996  1997        1996    1996
Balance, beginning of period        $ 2,534  $ 2,267  $ 2,370  $ 2,242  $ 2,242
Charge-offs:
   Commercial, financial,
    and agricultural                     36       11       64       41      108
   Real Estate - construction
    and mortgage                          4        3        4        3       22
   Loans to individuals                  76       79      157      139      299
       Total charge-offs            $   116  $    93  $   225  $   183  $   429
Recoveries:
   Commercial, financial, and
    agricultural                    $    17  $    15  $    22  $    39  $    47
   Real Estate - construction
    and mortgage                         14        3       14        6       15
   Loans to individuals                  48       39       76       77      135
       Total recoveries             $    79  $    57  $   112  $   122  $   197
Net charge-offs/(recoveries)        $    37  $    36  $   113  $    61  $   232
Additions charge to operations      $   210  $    90  $   450  $   140  $   360
Balance, end of period              $ 2,707  $ 2,321  $ 2,707  $ 2,321  $ 2,370

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period          .02%     .02%     .06%     .04%     .14%

The entire balance is available to absorb future loan losses.

At June 30, 1997 and December 31, 1996 loans on which no interest was being accrued totalled approximately $90 and $377, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $132 and $77, respectively.

                       OTHER INTEREST-BEARING ASSETS

The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc.. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies was remote due to the financial stability of the U.S. subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provides for the assumption of company owned life insurance policies (COLI), such as the Bank's to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI policies will have the option to have a policy reinsured by Pacific Mutual which is expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of the policy. Management anticipates the Bank's COLI policies to be reinsured by Pacific Mutual prior to year-end 1997.

The Bank's independent external auditors have revisited the facts and circumstances regarding the investment in the COLI program and have read the significant uncertainties requiring the recognition of a loss contingency as of the date of this report.

As of June 30, 1997, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if
such assets were loans.             9
NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 1997 and December 31, 1996 is summarized as follows:
                                      June 30,         December 31,
                                       1997                1996

Land and buildings                   $  8,693           $  8,358
Furniture, fixtures and equipment       5,258              5,404
Construction in progress                    -                 45
                                     $ 13,951           $ 13,807
Less accumulated depreciation and
   amortization                         6,994              6,941
                                     $  6,957           $  6,866

     Depreciation and amortization of bank premises and equipment charged to operating expense was $157 and $324 for the quarter ended and the six month period ended June 30, 1997, respectively and $757 for the year ended December 31, 1996.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 1997 and December 31, 1996, certificates of deposit of $100,000 or more included in time deposits totaled approximately $54,253 and $34,318 respectively. Interest expense on these deposits was approximately $727 and $1,357 for the quarter ended and the six-month period ended June 30, 1997 and $1,639 for the year ended December 31, 1996.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 1997 and December 31, 1996, securities sold under repurchase agreements totaled approximately $31,489 and $29,018. U.S. Government securities with a book value of $36,474 ($36,530 market value) and $42,181 ($42,174 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.68 percent and 4.71 percent at June 30, 1997 and December 31, 1996.

NOTE 8 - LINES OF CREDIT

     At June 30, 1997, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,621 at June 30, 1997. The amount outstanding under the note totaled $3,866 and $2,319 at June 30, 1997 and December 31, 1996, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 1997 and June 30, 1996 on pretax income of $1,864 and $1,454 totalled $712 and $498 respectively. Income tax expense for the six-month period ended June 30, 1997 and June 30, 1996 on pretax income of $3,580 and $2,831 totalled $1,315 and $948 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 1997.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 1997, commitments to extend credit totalled $22,555; financial standby letters of credit totalled $72; and performance standby letters of credit totalled $1,449. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 1997 and years ended December 31, 1996, 1995 and 1994, $91, $178, $336, $266, and $295, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier
I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 1997:
                                                                To be
                                                           well capitalized
                                               For           under prompt
                                         capital adequacy  corrective action
                                            purposes          provisions
                             Actual           Minimum           Minimum
                         Amount   Ratio    Amount    Ratio  Amount    Ratio
Total Capital (to risk   $37,534  17.55%   $17,107   8.0%   $21,383   10.0%
 weighted assets)
Tier I Capital (to risk   34,861  16.30      8,553   4.0     12,830    6.0
 weighted assets)
Tier I Capital (to avg.   34,861   9.53     14,639   4.0     18,299    5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 1997
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,312
   Investment in subsidiary                                        34,834
   Fixed assets                                                       651
   Other assets                                                        37
                                                                 $ 36,834

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            36,834
                                                                 $ 36,834

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 1997
                                    (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  2,292
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  2,265

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 20.8% from $171,061 at June 30, 1996 to $206,711 at June 30, 1997 and have increased as a percentage of total assets from 49.8% to 54.6% over the same period as loan demand has remained strong in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 43.0% at June 30, 1996 to 38.4% at June 30, 1997. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits remained fairly constant as a percentage of total assets from 16.1% at June 30, 1996 to 16.0% at June 30, 1997. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have increased from 61.7% of total assets at June 30, 1996 to 64.3% at June 30, 1997 while securities sold under agreement to repurchase have decreased from 11.2% to 8.3% over the same period. Some migration from term repurchase agreements to certificates of deposits occurred during 1996 and 1997 due to lower FDIC premium levels.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of June 30, 1997 and 1996:

                                                            June  30,
Assets:                                              1997              1996
  Earning assets:
   Loans, net of unearned income                     54.6%            49.8%
   Investment securities                             18.2             21.5
   Securities Available for Sale                     16.4             19.4
   Federal funds sold and securities purchased
     under agreement to resell                        3.8              2.1
   Other earning assets                                -                -
      Total earning assets                           93.0             92.8
   Other assets                                       7.0              7.2
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         64.3%            61.7%
   Federal funds purchased and securities sold
    under agreement to repurchase                     8.3             11.2
   Other short-term borrowings                        1.0               .8
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            73.6             73.7
         Noninterest-bearing deposits                16.0             16.1
   Other liabilities                                   .7               .5
   Stockholders' equity                               9.7              9.7
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 1997 and 1996 of $1,152 and $956, respectively, resulting in a return on average assets of 1.23% and 1.12% and a return on average stockholders' equity of 12.83% and 11.60%.

CNB Corporation experienced earnings for the six-month period ended June 30, 1997 and 1996 of $2,265 and $1,883, respectively, resulting in a return on average assets of 1.24% and 1.12% and a return on average stockholders' equity of 12.99% and 11.50%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $34,776 or 10.1% from $343,778 at June 30, 1996 to $378,554 at June 30, 1997. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 1997 and June 30, 1996:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period          Six-Month Period
                                         Ended June 30,              Ended June 30,
                                                   Percent                   Percent
                                                   Increase                  Increase
                                   1997     1996   (Decrease)   1997     1996  (Decrease)
Net interest income after
    provision for loan losses      3,732    3,332   12.0%      7,269     6,501  11.8%
Income before income taxes         1,864    1,454   28.2       3,580     2,831  26.5
Net Income                         1,152      956   20.5       2,265     1,883  20.3
Per Share                           2.40     2.01   19.4        4.73      3.95  19.7
Cash dividends declared                0        0      -           0         0     -
   Per Share                           0        0      -           0         0     -

Total assets                     378,554  343,778   10.1%    378,554   343,778  10.1%
Total deposits                   303,799  267,425   13.6     303,799   267,425  13.6
Loans, net of unearned income    206,711  171,061   20.8     206,711   171,061  20.8
Investment securities and
    securities available for
    sale                         130,918  140,651   (6.9)    130,918   140,651  (6.9)
Stockholders' equity              36,834   33,268   10.7      36,834    33,268  10.7
    Book value per share           76.89    69.70   10.3       76.89     69.70  10.3

Ratios (1):
Annualized return on average
    total assets                    1.23%    1.12%   9.8%       1.24%     1.12% 10.7%

Annualized return on average
    stockholders' equity           12.83%   11.60%  10.6%      12.99%    11.50% 12.96%


(1) For the three-month period ended June 30, 1997 and June 30, 1996, average total assets amounted to $373,364 and $341,544 with average stockholders' equity totaling $35,903 and $32,957, respectively. For the six-month period ended June 30, 1997 and June 30, 1996, average total assets amounted to $365,981 and $336,817 with average stockholders' equity totaling $34,860 and $32,756, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 1997 and 1996 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 14.7% increase from $3,515 for the three-month period ended June 30, 1996 to $4,032 for the three-month period ended June 30, 1997. During the same period, total fully-tax-equivalent interest income increased by 13.1% from $6,150 to $6,954 and total interest expense increased by 10.9% from $2,635 to $2,922. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .21% from 4.42% for the three-month period ended June 30, 1996 to 4.63% for the three-month period ended June 30, 1997.

Fully-tax-equivalent net interest income showed a 15.7% increase from $6,832 for the six-month period ended June 30, 1996 to $7,902 for the six-month period ended June 30, 1997. During the same period, total fully-tax-equivalent interest income increased by 12.2% from $12,142 to $13,622 and total interest expense increased by 7.7% from $5,310 to $5,720. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .27% from 4.35% for the six-month period ended June 30, 1996 to 4.62% for the six-month period ended June 30, 1997.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 6/30/97     Three Months Ended 6/30/96
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $202,950    $ 4,690     9.24%    $168,372  $ 3,888    9.24%
     Securities:
     Taxable                         119,752      1,828     6.11      127,814    1,884    5.90
     Tax-exempt                       13,542        266     7.86       13,425      274    8.16
   Federal funds sold and
     securities purchased under
     agreement to resell              12,456        170     5.46        8,490      104    4.90
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           348,700      6,954     7.98      318,101    6,150    7.73
    Other assets                      24,664                           23,443
      Total assets                  $373,364                         $341,544

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $241,654      2,509     4.15     $211,590  $ 2,108    3.99
   Federal funds purchased and
    securities sold under
    agreement to repurchase           33,799        395     4.67       42,596      515    4.84
   Other short-term borrowings         1,555         18     4.63        1,008       12    4.76
   Obligations under mortgages
     and capitalized leases                2          0     8.00            9        0    8.00
       Total interest-bearing
         liabilities                $277,010    $ 2,922     4.22     $255,203  $ 2,635    4.13
   Noninterest-bearing deposits       58,252                           52,575
   Other liabilities                   2,199                              809
   Stockholders' equity               35,903                           32,957
         Total liabilities and
           stockholders' equity     $373,364                         $341,544
   Net interest income as a percent
     of total earning assets        $348,700    $ 4,032     4.63     $318,101  $ 3,515    4.42

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    90                        $    93

Ratios:
Annualized return on average total assets                   1.23                          1.12
Annualized return on average stockholders' equity          12.83                         11.60
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.62                          9.65
  Average total deposits                                   11.97                         12.48
  Average loans, net of unearned income                    17.69                         19.57
Average earning assets as a percent of
average total assets                                       93.39                         93.14

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Six Months Ended 6/30/97       Six Months Ended 6/30/96
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $196,909    $ 9,199     9.34%    $163,190  $ 7,596    9.31%
     Securities:
     Taxable                         119,482      3,585     6.00      127,992    3,756    5.87
     Tax-exempt                       13,747        539     7.84       13,859      562    8.11
   Federal funds sold and
     securities purchased under
     agreement to resell              11,628        299     5.14        8,771      228    5.20
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           341,766     13,622     7.97      313,812   12,142    7.74
    Other assets                      24,215                           23,005
      Total assets                  $365,981                         $336,817

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits        $237,663      4,875     4.10     $208,990  $ 4,216    4.03
   Federal funds purchased and
    securities sold under
    agreement to repurchase           34,872        810     4.65       43,702    1,065    4.87
   Other short-term borrowings         1,396         35     5.01        1,002       29    5.79
   Obligations under mortgages
     and capitalized leases                3          0     8.00            9        0    8.00
       Total interest-bearing
         liabilities                $273,934    $ 5,720     4.18     $253,705  $ 5,310    4.19
   Noninterest-bearing deposits       54,299                           49,430
   Other liabilities                   2,888                              926
   Stockholders' equity               34,860                           32,756
         Total liabilities and
           stockholders' equity     $365,981                         $336,817
   Net interest income as a percent
     of total earning assets        $341,766    $ 7,902     4.62     $313,812  $ 6,832    4.35

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   183                        $   191

Ratios:
Annualized return on average total assets                   1.24                          1.12
Annualized return on average stockholders' equity          12.99                         11.50
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.53                          9.73
  Average total deposits                                   11.94                         12.68
  Average loans, net of unearned income                    17.70                         20.07
Average earning assets as a percent of
average total assets                                       93.38                         93.17

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended June 30, 1997 and 1996
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    202,950   168,372     9.24%       9.24%     4,690       3,888         802        -      802        -
Investment securities:
 Taxable                       119,752   127,814     6.11%       5.90%     1,828       1,884         (56)      67     (119)      (4)
 Tax-exempt                     13,542    13,425     7.86%       8.16%       266         274          (8)     (10)       2        -
Federal funds sold and
 securities purchased under
 agreement to resell            12,456     8,490     5.46%       4.90%       170         104          66       12       48        6
Other earning assets                 0         0      -           -            0           0           0        -        -        -

Total Earning Assets           348,700   318,101     7.98%       7.73%     6,954       6,150         804       69      733        2

Interest-bearing Liabilities:

Interest-bearing deposits      241,654   211,590     4.15%       3.99%     2,509       2,108         401       85      300       16
Federal funds purchased and
 securities sold under
 agreement to repurchase        33,799    42,596     4.67%       4.84%       395         515        (120)     (18)    (106)       4
Other short-term borrowings      1,555     1,008     4.63%       4.76%        18          12           6        -        6        -
Mortgage indebtedness and
 obligations under capital-
 ized leases                         2         9     8.00%       8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                   277,010   255,203     4.22%       4.13%     2,922       2,635         287       67      200       20
Interest-free Funds
 Supporting Earning Assets      71,690    62,898

Total Funds Supporting

Earning Assets                 348,700   318,101     3.35%       3.31%     2,922       2,635         287       67      200       20

Interest Rate Spread                                 3.76%       3.60%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .87%        .82%

Net Yield on Earning Assets                          4.63%       4.42%     4,032       3,515

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                              For the Six Months Ended June 30, 1997 and 1996
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change  Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    196,909   163,190     9.34%       9.31%     9,199       7,596       1,603       24    1,570        9
Investment securities:
 Taxable                       119,482   127,992     6.00%       5.87%     3,585       3,756        (171)      83     (250)      (4)
 Tax-exempt                     13,747    13,859     7.84%       8.11%       539         562         (23)     (19)      (2)      (2)
Federal funds sold and
 securities purchased under
 agreement to resell            11,628     8,771     5.14%       5.20%       299         228          71       (3)      74        -
Other earning assets                 0         0      -           -            0           0           0        -        -        -

Total Earning Assets           341,766   313,812     7.97%       7.74%    13,622      12,142       1,480       85    1,392        3

Interest-bearing Liabilities:

Interest-bearing deposits      237,663   208,990     4.10%       4.03%     4,875       4,216         659       73      577        9
Federal funds purchased and
 securities sold under
 agreement to repurchase        34,872    43,704     4.65%       4.87%       810       1,065        (255)     (48)    (215)       8
Other short-term borrowings      1,396     1,002     5.01%       5.79%        35          29           6       (4)      11       (1)
Mortgage indebtedness and
 obligations under capital-
 ized leases                         3         9     8.00%       8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                   273,934   253,705     4.18%       4.19%     5,720       5,310         410       21      373       16
Interest-free Funds
 Supporting Earning Assets      67,832    60,171

Total Funds Supporting

Earning Assets                 341,766   313,812     3.35%       3.39%     5,720       5,310         410       21      373       16

Interest Rate Spread                                 3.79%       3.55%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .83%        .80%

Net Yield on Earning Assets                          4.62%       4.35%     7,902       6,832

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

The provision for possible loan losses was $210 for the three-month period ended June 30, 1997 and $90 for the three-month period ended June 30, 1996. Net loan charge-offs/(recoveries) totaled $37 for the three-month period ended June 30, 1997 and $36 for the same period in 1996.

The provision for possible loan losses was $450 for the six-month period ended June 30, 1997 and $140 for the six-month period ended June 30, 1996. Net loan charge-offs/(recoveries) totaled $113 for the six-month period ended June 30, 1997 and $61 for the same period in 1996.

The reserve for possible loan losses as a percentage of net loans was 1.33% at June 30, 1997 and 1.38% at June 30, 1996. The increased provision during the three-month and six-month period ended June 30, 1997 was due to the increased level of loan growth. Continued low net charge-offs through the remainder of 1997 are anticipated by management.

Securities Transactions - The Bank recognized a gain on available-for-sale security transactions for the quarter ended March 31, 1996 of $38. There were no security sales during the second quarter of 1996 or during the six month period ending June 30, 1997. Management sold approximately $2 million in treasury bonds to fund loan growth and to adjust the Bank's interest sensitivity position. At June 30, 1997, December 31, 1996, and June 30, 1996 market value appreciation/(depreciation) in the securities portfolio totaled $98, $202, and $(1,358). As indicated, market value has declined somewhat in 1997 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 17.8% from $695 for the three-month period ended June 30, 1996 to $819 for the three-month period ended June 30, 1997.

Other income, net of any gains/losses on security transactions, increased by 14.3% from $1,347 for the six-month period ended June 30, 1996 to $1,539 for the six-month period ended June 30, 1996.

This increase in the three-month and six-month period ended June 30, 1997 was due to an increase in deposit account volumes; higher merchant discount income, and a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 4.4% from $2,573 for the three-month period ended June 30, 1996 to $2,687 for the three-month period
ended June 30, 1997.   The major components of other expenses are salaries
and employee benefits which increased 4.0% from $1,503 to $1,563; occupancy expense which decreased 5.4% from $448 to $424; and other operating expenses which increased by 12.4% from $622 to $699.

Occupany expense has declined as depreciation expense has decreased 8.2% from $171 during the second quarter of 1996 to $157 for the same period in 1997.

Other Expenses (continued) - Other expenses increased by 3.4% from $5,055 for the six-month period ended June 30, 1996 to $5,228 for the six-month period ended June 30, 1997. The major components of other expenses are salaries and employee benefits which increased 4.8% from $2,934 to $3,076; occupancy expense which decreased 7.3% from $910 to $844; and other operating expense which increased by 7.9% from $1,210 to $1,306. Occupancy expense has declined as depreciation expense has decreased 21.7% from $414 during the first half of 1996 to $324 for the same period in 1997.

Income Taxes - Provisions for income taxes increased 43.0% from $498 for the three-month period ended June 30, 1996 to $712 for the three-month period ended June 30, 1997. Income before income taxes less interest on tax-exempt investment securities increased by 32.6% from $1,273 for the three-month period ended June 30, 1996 to $1,688 for the same period in 1997. State tax liability increased as income before income taxes increased 28.2% from $1,454 to $1,864 during the same period.

Provisions for income taxes increased 38.7% from $948 for the six-month period ended June 30, 1996 to $1,315 for the six-month period ended June 30, 1997. Income before income taxes less interest on tax-exempt investment securities increased by 31.1% from $2,460 for the six-month period ended June 30, 1996 to $3,224 for the same period in 1997 and state tax liability increased as income before income taxes increased 26.5% from $2,831 to $3,580 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $36,834, $34,496, $32,195, and $28,857 at June 30, 1997, December 31, 1996, December 31, 1995, and December 31, 1994,
representing 9.73%, 10.09%, 9.91%, and 9.71% of total assets, respectively. At June 30, 1997, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

The FASB issued SFAS No. 123, "Accounting For Stock-based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting For Stock Issued to Employees" and established financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also applies to transactions in which an entity issued its equity instruments to acquire goods or services from nonemployees. This pronouncement does not apply to the Company and therefore will have no effect upon adoption.

In June 1996, the FASB issued SFAS 125 "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB's objective is to develop consistent accounting standards for such transactions, including determining when financial assets should be considered sold and removed from the statement of financial position and when related revenues and expenses should be recognized. This approach focuses when analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and remove such assets from the statement of financial position when control over them has been relinquished. The statement is not expected to have a significant impact on the accounting practices of the Company and is generally effective for transactions entered into after December 31, 1996.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 13, 1997.

The purpose of the Annual Meeting was to: (1) elect four Directors; (2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 1997; and (3) to amend CNB Corporation's Articles of Incorporation to increase the authorized number of shares of common stock to 1,500,000.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 436,140 of the 478,841 shares issued present or represented by proxy and all shares were voted for the election of the four Directors listed as management's nominees in the proxy statement; for the ratification of Elliott, Davis, and Company as the Company's 1997 independent public accountant; and for the amendment to CNB Corporation's Articles of Incorporation to increase the authorized number of shares of common stock to 1,500,000.


                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                               EXHIBIT INDEX
Exhibit
Number
   3        Articles of Incorporation of the Company - Filed herewith as
            Exhibit 3(a) (pages 25-34).

            By-laws of the Company - Filed herewith as Exhibit 3(b) (pages
            35-49).

  27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 50 and 51).

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




                                    CNB Corporation
                                     (Registrant)




                                    Paul R. Dusenbury
                                    _________________________________________

                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)



Date:  August 12, 1997

                               EXHIBIT 3(a)

                        ARTICLES OF INCORPORATION

                                    OF

                              CNB CORPORATION


     I, the undersigned, being a person of full age, do make and acknowledge these Articles of Incorporation (the "Articles") for the purpose of forming a business corporation under and by virtue of the laws of the State of South Carolina.

                                 ARTICLE I

     The name of the Corporation is CNB Corporation.

                                ARTICLE II


     The purposes for which the Corporation is organized are:
(a) to be a bank holding company and to perform any and all lawful acts relating to its business as a bank holding company; and (b) to engage in any other lawful activity for which a corporation may be organized under Title 33 of the Code of Laws of South Carolina.

                                ARTICLE III

     The period of duration of the Corporation shall be perpetual.

                                ARTICLE IV

     The Corporation shall have authority to issue Five Hundred Thousand (500,000) shares of Common Stock having a par value of Ten Dollars ($10.00) per share. The total authorized capital stock is 5,000,000.

                                 ARTICLE V

     The existence of the Corporation shall begin as of the filing date of these Articles of Incorporation.

                                ARTICLE VI

     The initial registered office of the Corporation is 1400 Third Avenue, located in the City of Conway, County of Horry, State of South Carolina and the name of the initial registered agent at such address is W. Jennings Duncan.

                                ARTICLE VII

     SECTION 1. The number of directors of the Corporation shall be fixed from time to time by or pursuant to the By-Laws. The directors shall be divided into three classes, Class I, Class II and Class III, as nearly equal in number as possible, Class I to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1986, Class II to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1987, and Class III to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1988, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of the shareholders of the Corporation, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.
The classification of the Board of Directors pursuant to this Section 1 of
Article VII shall become effective at the first annual meeting of shareholders in 1985.

     SECTION 2. The number of directors constituting the initial Board of Directors is one person whose name and address are: T.L. Benson, 1400 Third Avenue, Conway, South Carolina 29526. The initial director shall serve as the Board of Directors of the Corporation until the first annual meeting of shareholders or until his successors are elected and qualified.

     SECTION 3. The Board of Directors shall have the power to make, alter, amend and repeal the By-Laws (except insofar as the By-Laws adopted by the shareholders shall otherwise provide). Any By-Laws adopted by the directors under the powers conferred hereby may be altered, amended or repealed by the directors or by the shareholders. Notwithstanding the foregoing and anything contained in the Articles of Incorporation to the contrary, Sections 8 and 11 of Article II, Sections 2, 3, 4 and 5 of Article III, Section 5 of Article IV, and Section 5 of Article IX of the By-Laws shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 80% of the combined voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class.

     SECTION 4. Notwithstanding anything contained in these Articles of Incorporation or the By-Laws to the contrary, the affirmative vote of the holders of at least 80% of the combined voting power of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to amend, alter, adopt any provision inconsistent with, or repeal, this
Article VII or any provision hereof.

                               ARTICLE VIII

               The name and address of the incorporator are:

               Name                   Address

               W. Jennings Duncan     1400 Third Avenue

                                      Conway, South Carolina  29526

                                ARTICLE IX

     SECTION 1.  VOTE REQUIRED FOR CERTAIN BUSINESS COMBINATIONS.


                 A. Higher Vote for Certain Business Combinations. In addition to any affirmative vote required by law, and except as otherwise expressly provided in Section 2 of this Article IX:

                    (i)  any merger or consolidation of the
                 Corporation or any Subsidiary (as hereinafter defined) with (a) any Interested Shareholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Shareholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Shareholder; or

                    (ii) any sale, lease, exchange, mortgage,
                 pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of any assets of the Corpo-ration or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) of $10 million or more; or

                    (iii) the issuance or transfer by the Corporation
                 or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property (or a combi-nation thereof) having an aggregate Fair Market Value of $10 million or more; or

                    (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Interested Share-holder or any Affiliate of any Interested Share-holder; or

                    (v) any reclassification of securities (including
                 any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of Equity Security (as hereinafter defined) of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

shall require the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required or that a lesser percentage may be specified by law or otherwise.

                 B. Definition of "Business Combination." The term "Business Combination" used in this Article IX shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of Paragraph A of this Section 1.

     SECTION 2. When Higher Vote is Not Required. The provisions of Section 1 of this Article IX shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Articles if all of the conditions specified in either of the following paragraphs A and B are met:

                 A. Approval by Disinterested Directors. The Business Combination shall have been approved by a majority of the Disinterested Directors (as hereinafter defined).

                 B. Price and Procedure Requirements. All of the following requirements shall have been met:

                    (i) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of the Corporation's Common Stock (the "Common Stock") in such Business Combination shall be at least equal to the higher of the following:

                         (a)  (if applicable) the highest per share
                 (including any brokerage commissions, transfer taxes soliciting dealers' fees) paid by the Interested Shareholder for any shares of Common Stock acquired by it (1) within the two-year period immediately prior to the first public announcement of the terms of the proposed Business Combination (the "Announcement Date") or (2) in the transaction in which it became an Interested Shareholder, whichever is higher; and

                         (b)  the Fair Market Value per share of
                 Common Stock on the Announcement Date or on the date on which the Interested Shareholder became an Interested Shareholder (such latter date is referred to in this Article IX as the "Determination Date"), whichever is higher.

                    (ii) The consideration to be received by holders
                 of Common Stock in such Business Combination shall be in cash or in the same form as the Interested Shareholder has previously paid for shares of Common Stock. If the Interested Shareholder has paid for shares of Common Stock with varying forms of consider-ation, the form of consideration for shares of Common Stock in such Business Combination shall be either cash or the form used to acquire the largest number of shares of Common Stock previously acquired by it. The price determined in accordance with paragraph
                 B(i) of this Section 2 shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination of shares or similar event.

                    (iii)  After such Interested Shareholder has
                 become an Interested Shareholder and prior to the consummation of such Business Combination: (a) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Disinterested Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Disinterested Directors; and (b) such Interested Shareholder shall have not become the beneficial owner of any additional shares of the Common Stock except as part of the transaction which results in such Interested Shareholder becoming an Interested Shareholder.

                    (iv) After such Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

                    (v) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to shareholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

     SECTION 3.  Certain Definitions.  For the purpose of this Article IX:

                    A. A "person" shall mean any individual, firm, corporation or other entity.

                    B. "Interested Shareholder" shall mean any person (other than the Corporation or any Subsidiary) who or which:

                    (i)   is the beneficial owner, directly or
                 indirectly, of 5% or more of the voting power of the outstanding Voting Stock; or

                    (ii) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 5% or more of the voting power of the then outstanding Voting Stock; or

                    (iii) is an assignee of or has otherwise
                 succeeded to any shares of Voting stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

                    C.  A person shall be a "beneficial owner" of any Voting
Stock:

                    (i) which such person or any of its Affiliates or Associates (as hereinafter defined beneficially owns directly or indirectly; or

                    (ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or under-standing; or

                    (iii) which is beneficially owned, directly or
                indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any Voting Stock.

                    D. For the purpose of determining whether a person is an Interested Shareholder pursuant to paragraph B of this Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 3 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                    E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1985.

                    F. "Subsidiary" means any corporation of which a majority of any class of Equity Security is owned, directly or indirectly, by the Corporation, provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph B of this Section 3, the term "Subsidiary" shall mean only a corporation of which a majority of each class of Equity Security is owned, directly or indirectly, by the Corporation.

                    G. "Disinterested Director" means any member of the Board of Directors who is unaffiliated with the Interested Shareholder and was a member of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Disinterested Director who is unaffiliated with the Interested Shareholder and is recommended to succeed a Disinterested Director by a majority of Disinterested Directors then on the Board of Directors.

                    H. "Equity Security" shall have the meaning ascribed to such term in Section 3(a)(11) of the Securities Exchange Act of 1934, as in effect on January 1, 1985.

                    I. "Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange -- Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the Board of Directors in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board of Directors in good faith.

                    J. In the event of any Business Combination in which the Corporation survives, the phrase "consideration other than cash to be received" as used in paragraph B(i) of Section 2 of this Article IX shall include the shares of Common Stock retained by the holders of such shares.

     SECTION 4. Powers of the Board of Directors. A majority of the directors shall have the power and duty to determine for the purpose of this
Article IX, on the basis of information known to them after reasonable inquiry, (A) whether a person is an Interested Shareholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the corporation in any Business Combination has, an aggregate Fair Market Value of $10 million or more. A majority of the directors shall have the further power to interpret all of the terms and provisions of this Article IX.

     SECTION 5. No Effect on Fiduciary Obligations of Interested Shareholders. Nothing contained in this Article IX shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

     SECTION 6. Amendment, Repeal, etc. Notwithstanding any other provisions of these Articles of Incorporation or the By-Laws (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the By-Laws) the affirmative vote of the holders of 80% or more of the outstanding Voting Stock, voting together as a single class, shall be required to amend or repeal, or adopt any provisions inconsistent with, this Article IX or any provision hereof.


                                   ARTICLE X

     SECTION 1. Any direct or indirect purchase or other acquisition by the Corporation of any Equity Security (as hereinafter defined) of any class from any Interested Security holder (as hereinafter defined) who has beneficially owned such securities for less than two years prior to the date of such purchase or any agreement in respect thereof shall, except as hereinafter expressly provided, require the affirmative vote of the holders of a least a majority of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), excluding Voting Stock beneficially owned by such Interested Securityholder, voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required or that a lesser percentage may be specified by law or otherwise, but no such affirmative vote shall be required with respect to any purchase or other acquisition of securities made as part of a tender or exchange offer by the Corporation to purchase securities of the same class made on the same terms to all holders of such securities and complying with the applicable requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations).

     SECTION 2.  Certain Definitions.  For the purposes of this Article X:

     A. A "person" shall mean any individual, firm, corporation or other entity.

     B. "Interested Securityholder" shall mean any person (other than the Corporation or any corporation of which a majority of any class of Equity Security is owned, directly or indirectly, by the Corporation) who or which:

         (i) is the beneficial owner, directly or indirectly, of 5% or more of the class of securities to be acquired; or

         (ii) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 5% or more of the class of securities to be acquired; or

         (iii) is an assignee or has otherwise succeeded to any shares of the class of securities to be acquired which were at any time within the two-year period immediately prior to the date in question beneficially owned by an Interested Securityholder,if such assignment or succession shall have occurred in the course of a transaction or transactions not involving a public offering within the meaning of the Securities Act of 1933.

     C. A person shall be a "beneficial owner" of any security of any class of the corporation:

         (i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

         (ii)  which such person or any of its Affiliates or Associates has
     (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) any right to vote pursuant to any agreement, arrangement or understanding; or

         (iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any security of any class of the Corporation.

     D. For the purposes of determining whether a person is an Interested Securityholder pursuant to paragraph B of this Section 2, the relevant class of securities outstanding shall be deemed to comprise all such securities deemed owned through application of paragraph C of this Section 2, but shall not include other securities of such class which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1985.

     F.  "Equity Security" shall have the meaning ascribed to such term in
Section 3(a)(11) of the Securities Exchange Act of 1934, as in effect on January 1, 1985.

                                 ARTICLE XI

     No holder of any stock of the Corporation shall be entitled as such, as a matter of right, to subscribe for or purchase any part of any new or additional issue of stock of any class whatsoever of the Corporation, or of securities convertible into stock of any class whatsoever, whether now or hereafter authorized, or whether issued for cash or other consideration or by way of dividend.

                                ARTICLE XII

     No holder of any class of the shares of capital stock of the Corporation shall be entitled to cumulative voting rights in the election of directors or the election of any class of directors of the Corporation. The affirmative vote of the holders of 80% of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors shall be required to amend or repeal, or adopt any provisions inconsistent with, this Article XII or any provision hereof.

STATE OF SOUTH CAROLINA            )

COUNTY OF HORRY                    )

           The undersigned W. Jennings Duncan does hereby certify that he is the incorporator of CNB Corporation and is authorized to execute this verification; that the undersigned does hereby certify that he has read the foregoing document, understands the meaning and purport of the statements therein contained and the same are true to the best of his information and belief.

                                         W. Jennings Duncan
                                         W. JENNINGS DUNCAN, Incorporator






                           CERTIFICATE OF ATTORNEY

            I, William R. Jamison, an attorney licensed to practice in the State of South Carolina, certify that the corporation, to whose articles of incorporation this certificate is attached, has complied with the requirements of Chapter 7 of Title 33 of the Code of Laws of South Carolina
(1976) relating to the organization of corporations, and that in my opinion, the corporation is organized for a lawful purpose.

March 8, 1985                             William R. Jamison
                                          William R. Jamison
                                          1310 Second Avenue
                                          Conway, South Carolina  29526

STATE OF SOUTH CAROLINA   )  MOTION FOR APPROVAL OF COMMON
                          )    STOCK INCREASE AMENDMENT
COUNTY OF HORRY           )  TO ARTICLES OF INCORPORATION


     I hereby move for the adoption by CNB Board of Directors of the following resolution:
     RESOLVED that CNB Corporation's Articles of Incorporation be amended to increase the authorized number of shares of common stock to 1,500,000. The additional shares of Common Stock for which authorization is sought would be identical to the shares of Common Stock currently authorized. Holders of Common Stock do not have preemptive rights to subscribe to additional shares of Common Stock which may be issued.
     The shares of authorized Common Stock available for issuance will be issued from time to time for such purposes and consideration as the Board may approve such as the payment of stock dividends.
     Any further RESOLVED, that this amendment to the Articles of Incorporation be recommended for approval at the 1997 Annual Meeting of Shareholders, provided, further, that in order for said Resolution to pass so as to effectively amend the Articles of Incorporation, the affirmative vote of the holders of 80% of the outstanding shares of common stock as of the record date is required for approval and adoption of this amendment.

                                     BY:Willis J. Duncan
                                        Willis J. Duncan
                                        Chairman of the Board of Directors



   DATED:  FEBRUARY 11, 1997
I hereby certify that at the Annual Meeting of the Shareholders of the CNB Corporation held May 13, 1997, the above Amendment was approved and adopted by the affirmative vote of the holders of 91.08% of the outstanding shares of common stock as of record date, May 2, 1997.


                          Verta Lee Chestnut
                          Verta Lee Chestnut, Secretary of Annual Meeting

                               EXHIBIT 3(b)

                             INDEX OF BY-LAWS

                                    of

                              CNB CORPORATION

                                ARTICLE I

OFFICES

          Section 1.    Principal Office
          Section 2.    Registered Office
          Section 3.    Other Offices

                               ARTICLE II

MEETINGS OF SHAREHOLDERS

          Section 1.    Annual Meeting
          Section 2.    Substitute Annual Meeting
          Section 3.    Special Meetings
          Section 4.    Place of Meeting
          Section 5.    Notice of Meeting
          Section 6.    Closing of Transfer Books or Fixing of
                        Record Date
          Section 7.    Voting Lists
          Section 8.    Quorum
          Section 9.    Proxies
          Section 10.   Voting of Shares
          Section 11.   Votes Required
          Section 12.   Informal Action by Shareholders

                              ARTICLE III

BOARD OF DIRECTORS

          Section 1.    General Powers
          Section 2.    Number, Tenure and Qualifications
          Section 3.    Nominations
          Section 4.    Newly Created Directorships and
                        Vacancies
          Section 5.    Removal
          Section 6.    Chairman of Board
          Section 7.    Compensation

                                ARTICLE IV

MEETINGS OF DIRECTORS

          Section 1.    Regular Meetings
          Section 2.    Special Meetings
          Section 3.    Notice
          Section 4.    Waiver of Attendance
          Section 5.    Quorum
          Section 6.    Manner of Acting
          Section 7.    Presumption of Assent
          Section 8.    Informal Action by Directors

                                 ARTICLE V

EXECUTIVE COMMITTEE

          Section 1.    Creation
          Section 2.    Vacancy
          Section 3.    Removal
          Section 4.    Minutes
          Section 5.    Responsibility of Directors

                                ARTICLE VI

OFFICERS

          Section 1.    Officers of the Corporation
          Section 2.    Election and Term
          Section 3.    Compensation of Officers
          Section 4.    Removal of Officers and Agents
          Section 5.    Bonds
          Section 6.    President
          Section 7.    Vice-Presidents
          Section 8.    Secretary
          Section 9.    Assistant Secretaries
          Section 10.   Treasurer
          Section 11.   Assistant Treasurers

                                ARTICLE VII

CONTRACTS, LOANS, CHECKS AND DEPOSITS

          Section 1.    Contracts
          Section 2.    Loans
          Section 3.    Checks and Drafts
          Section 4.    Deposits

                               ARTICLE VIII

CERTIFICATES FOR SHARES AND THEIR TRANSFERS

          Section 1.    Certificates for Shares
          Section 2.    Transfer of Shares
          Section 3.    Lost Certificate
          Section 4.    Holder of Record
          Section 5.    Treasury Shares

                                ARTICLE IX

GENERAL PROVISIONS

          Section 1.    Dividends
          Section 2.    Seal
          Section 3.    Waiver of Notice
          Section 4.    Fiscal Year
          Section 5.    Amendments




                                 ARTICLE X

INDEMNIFICATION

          Section 1.   Coverage
          Section 2.   Payment
          Section 3.   Evaluation
          Section 4.   Consideration

                                 BY-LAWS

                                    OF

                              CNB CORPORATION

                                ARTICLE I.

                                  OFFICES

Section 1.    Principal Office.   The principal office of  the  corporation
shall be located in Conway, South Carolina.

Section 2.    Registered Office.   The registered office of the corporation
required by law to be maintained in the State of South Carolina may be, but need not be, identical with the principal office in the State of South Carolina. The address of the registered office may be changed from time to time by the Board of Directors.

Section 3.    Other Offices.   The  corporation  may  have  offices  at  such
places, either within or without the State of South Carolina, as the Board of Directors may designate or as the business of the corporation may require from time to time.

                         ARTICLE II.

                  MEETINGS OF SHAREHOLDERS

Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on the second Tuesday in the month of March in each year, beginning with the year 1985, at such time as the Board of Directors shall fix each year, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of South
Carolina, such meeting shall be held on the next succeeding business day.

Section 2. Substitute Annual Meeting. If the annual meeting shall not be held on the day designated by these By-Laws for the annual meeting of shareholders, or at any adjournment thereof, then a substitute annual meeting may be called in accordance with
Section 3 of this Article and the meeting so called may be designated as the annual meeting.

Section 3. Special Meetings. Except as otherwise required by law, special meetings of the shareholders may be called by the Chairman of the Board, the President, the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors or, at the written request of the holders of not less than one-tenth of all shares entitled to vote at the meeting.

Section 4.    Place of Meeting.   The Board of Directors may  designate any
place, either within or without the State of South Carolina, as the place of meeting for any annual meeting or for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of South Carolina as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation in the State of South Carolina.

Section 5. Notice of Meeting. Written or printed notice stating the day, time and place of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the meeting, either personally or by mail, by or at the direction of Chairman of the Board, the President, the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.
If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the record of shareholders of the corporation, with postage thereon prepaid.
In addition to the foregoing, notice of a substitute annual meeting shall state that the annual meeting was not held on the day designated by these By-Laws and that such substitute annual meeting is being held in lieu of and is designated as such annual meeting.

When a meeting is adjourned for thirty days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. When a meeting is adjourned for less than thirty days in any one adjournment, no notice need be given of the time and place of the adjourned meeting or of the business to be transacted thereat other than by announcement at the meeting at which the adjournment is taken.

Section 6. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty days.
If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting.

In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in the case of a meeting of shareholders, not less than ten full days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken.

If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of the stock transfer books and the stated period of closing has expired.

Section 7. Voting Lists. The Secretary shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting.

Section 8. Quorum. Except as otherwise required by law, the Articles of Incorporation or these By-Laws, the holders of not less than one-third of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders and the act of the majority of such quorum shall be deemed the act of the shareholders; provided, however, that at any substitute annual meeting of the shareholders called in accordance with Article
II, Sections 2 and 3 hereof, the shares of the corporation entitled to vote there represented, in person or by proxy, shall constitute a quorum and all matters shall be determined by a majority of votes cast at such meeting.

The shareholders at a meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

In the absence of a quorum at the opening of any meeting of shareholders, such meeting may be adjourned from time to time by a vote of the majority of the shares voting on the motion to adjourn; and at any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the original meeting.

Section 9. Proxies. Shares may be voted either in person or by one or more agents authorized by a written proxy executed by the shareholder or by his duly authorized attorney in fact. Except as otherwise permitted by law, no proxy shall confer authority to vote at any meeting of the shareholders other than the next meeting, or any adjournment thereof, to be held after the date on which the proxy was first sent or given.

Section 10. Voting of Shares. Each outstanding share entitled to vote shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. Shares of its own stock owned by the corporation, directly or indirectly, through a subsidiary corporation or otherwise, or held directly or indirectly in a fiduciary capacity by it or by a subsidiary corporation, shall not be voted at any meeting and shall not be counted in determining the total number of outstanding shares at a given time entitled to vote.

Section 11. Votes Required. The vote of a majority of the shares voted at a meeting of shareholders, duly held at which a quorum is present, shall be sufficient to take or authorize action upon any matter which may properly come before the meeting except as otherwise provided by law, by the Articles of Incorporation or by these By-Laws. Any provision in these By-Laws prescribing the vote required for any purpose as permitted by law may not itself be amended by a vote less than the vote prescribed therein.

Section 12. Informal Action by Shareholders. Any action which may be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing setting forth the action so taken, shall be signed by the holders of all outstanding shares entitled to vote upon such action at a meeting, or their attorneys-in-fact or a proxy holder thereof, and filed with the Secretary as part of the corporate records.


                               ARTICLE III.

                            BOARD OF DIRECTORS

Section 1.    General Powers.   The business and affairs of the corporation
              shall be managed by its Board of Directors.

Section 2.    Number, Tenure, and Qualifications.   The  number  of directors
constituting the Board of Directors shall be fixed from time to time by the Board of Directors but shall not be less than five. The directors shall be classified as provided in the Articles of Incorporation, with respect to the time for which they severally hold office. At each annual meeting of shareholders, the successors of the class of directors whose terms expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The directors shall be elected at the annual or adjourned annual meeting of the shareholders (except as herein otherwise provided for the filling of vacancies or the creation of directorships) and each director shall hold office until his death, resignation, retirement, removal, disqualification, or his successor is elected and qualified.

Except as otherwise required by law, Directors need not be residents of the State of South Carolina or shareholders of the corporation.

Section 3. Nominations. Nominations for the election of directors may be made by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of directors generally. However, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the corporation not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons
(naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder;

(d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (e) the consent of each nominee to serve as a director of the corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Section 4.    Newly Created Directorships and Vacancies.     Newly  created
directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled solely by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

Section 5.    Removal.   Any director  may be removed  from  office, without
cause, only by the affirmative vote of the holders of 80% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class.

Section 6.    Chairman of Board.   There may  be a  Chairman of the Board of
Directors elected by the directors from their number at the annual meeting of the Board of Directors. The Chairman shall preside at all meetings of the Board of Directors and perform such other duties as may be directed by the Board.

Section 7.    Compensation.   The Board of Directors may compensate directors
for their services as such and may provide for the payment of all expenses incurred by directors in attending meetings of the Board.

                                ARTICLE IV.

                           MEETINGS OF DIRECTORS


Section 1.    Regular Meetings.   A regular meeting of the Board of Directors
shall be held without other notice than this By-Law immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of South Carolina for the holding of additional regular meetings without other notice than such resolution.

Section 2.    Special Meetings.   Special meetings of the Board of Directors
may be called by the Chairman of the Board, the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of South Carolina, as the place for holding any special meeting of the Board of Directors called by them.

Section 3.    Notice.   Notice of special meetings of the Board of Directors
shall be given to each director not less than three days before the date of the meeting by any usual means of communications.

Except as otherwise required by law, neither the business transacted at, nor the purposes of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

Section 4. Waiver of Attendance. Attendance of a director at a meeting of the Board of Directors shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

Section 5.    Quorum.   Except as otherwise provided by law or these By-Laws,
the presence of one-third of the entire Board of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business.

Section 6.    Manner of Acting.   Except as otherwise provided in these By-
Laws, the act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 7.    Presumption of Assent.    A director of the corporation who is
present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his contrary vote is recorded or his dissent is otherwise entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

Section 8.    Informal Action by Directors.    Action taken by a majority of
the Board of Directors, or of the members of the Executive
Committee or other committees appointed pursuant to Article V hereof, then holding office without a meeting is nevertheless
Board or Executive Committee action if written consent to the action in question is signed by all the directors or members of the Executive Committee or other committees, as the case may be, and filed with the minutes of the proceedings of the Board, whether done before or after the action so taken.

Any one or more directors may participate in a meeting of the Board or the Executive Committee or other committee by means of a conference telephone or similar communications device which allows all persons participating in the meeting to hear each other, and such participation in a meeting shall be deemed presence in person at such meeting.


                                ARTICLE V.

                           EXECUTIVE COMMITTEE

Section 1.    Creation.   The Board of Directors, by resolution adopted by a
majority of the directors, may designate one or more directors to constitute an Executive Committee or members of other committees, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors to the extent permitted by applicable law.

Section 2.    Vacancy.    Any vacancy occurring in an Executive Committee or
other committee shall be filled by a majority of the directors at a regular or special meeting of the Board of Directors.

Section 3.    Removal.    Any  member  of  an  Executive Committee or other
committee may be removed at any time with or without cause by a majority of the directors.

Section 4. Minutes. The Executive Committee shall keep regular minutes of its proceedings and report the same to the Board when required.

Section 5. Responsibility of Directors. The designation of an Executive Committee or other committees and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility or liability imposed upon it or him by law.

Any resolutions adopted or other action taken by such Executive Committee or other committee within the scope of the authority delegated to it by the Board of Directors shall be deemed for all purposes to be adopted or taken by the Board of Directors.

If action taken by an Executive Committee or other committee is not thereafter formally considered by the Board, a director may dissent from such action by filing his written objection with the Secretary with reasonable promptness after learning of such action.


                                ARTICLE VI.

                                 OFFICERS

Section 1.    Officers of the Corporation.   The officers of the corporation
shall consist of a President, a Secretary, a Treasurer and such Vice-Presidents, Assistant Secretaries, Assistant Treasurers, and other officers as the Board of Directors may from time to time elect. Any two or more offices may be held by the same person who may act in more than one capacity where action by two or more officers is required.

Section 2.    Election and Term.   The officers of the corporation shall be
elected by the Board of Directors and each officer shall hold office until his death, resignation, retirement, removal, disqualification or his successor shall have been elected and qualified.

Section 3.    Compensation of Officers.    The compensation of all officers
of the corporation shall be fixed by the Board of Directors and no officer shall serve the corporation in any other capacity and receive compensation therefor unless such additional compensation be authorized by the Board of Directors.

Section 4.    Removal of Officers and Agents.   Any officer or agent elected
or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person removed.

Section 5.    Bonds.   The Board of Directors may by resolution require any
officer, agent, or employee of the corporation to give bond to the corporation, with sufficient sureties, conditioned upon the faithful performance of the duties of his respective office or position, and to comply with such other conditions as may from time to time be required by the Board of Directors.

Section 6.    President.    The President shall  be the principal executive
officer of the corporation and, subject to the control of the Board of Directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the shareholders.

He shall sign, with the Secretary, an Assistant Secretary, or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

Section 7.    Vice Presidents.    In the absence of the President or in the
event of his death, inability or refusal to act, the Vice
Presidents who are also current members of the Board of Directors in the order of their length of uninterrupted service as members of the Board of Directors, unless otherwise determined by the Board of Directors, shall perform the duties of the President, and when so acting shall have all the powers of and be subject to all the restrictions upon the President.
Any Vice President may sign, with the Secretary or an Assistant
Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time be assigned to him by the President or Board of Directors.

Section 8.    Secretary.   The Secretary shall:  (a) attend all meetings of
the shareholders and of the Board of Directors, keep the minutes of such meetings in one or more books provided for that purpose and perform like duties for the standing committees when required; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents the execution of which on behalf of the corporation under its seal is duly authorized;
(d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) have general charge of the stock transfer books of the corporation, and (f) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the Board of Directors or by the President, under whose supervision he shall be.

The Secretary shall keep or cause to be kept in the State of South Carolina at the corporation's principal place of business a record of the corporation's shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each.

Section 9.    Assistant Secretaries.   In the absence of the Secretary or in
the event of his death, inability or refusal to act, any Assistant Secretaries in the order of their length of service as Assistant Secretary, unless otherwise determined by the Board of Directors, shall perform the duties of the Secretary, and when so acting shall have all the powers of and be subject to all the restrictions upon the Secretary. They shall perform such other duties as may be assigned to them by the Secretary, by the President, or by the Board of Directors.

Any Assistant Secretary may sign, with the President or a Vice
President, certificates for shares of the corporation.

Section 10.   Treasurer.    The Treasurer shall:  (a) have charge and custody
of and be responsible for all funds and securities of the corporation; receive and give receipts for money due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such depositories as shall be selected in accordance with the provisions of Article VII Section 4 of these By-Laws; and (b) in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

The Treasurer shall prepare, or cause to be prepared, a true statement of the corporation's assets and liabilities as of the close of each fiscal year, all in reasonable detail, which statement shall be made and filed at the corporation's registered office or principal place of business in the State of South Carolina within four months after the end of such fiscal year and thereat kept available for a period of at least ten years. Such statement shall include, when applicable, a statement of the then current conversion ratio of any outstanding securities and a statement of the number of shares covered by any outstanding options and the price at which the options are exercisable.

Section 11.   Assistant Treasurers.   In the absence of the Treasurer or in
the event of his death, inability or refusal to act, the Assistant Treasurers in the order of their length of service as Assistant Treasurer, unless otherwise determined by the Board of Directors, shall perform the duties of the Treasurer, and when so acting shall have all the powers of and be subject to all the restrictions upon the Treasurer. They shall perform such other duties as may be assigned to them by the Treasurer, by the President, or by the Board of Directors.


                               ARTICLE VII.

                   CONTRACTS, LOANS, CHECKS AND DEPOSITS

Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

Section 2.    Loans.    No  loans  shall  be  contracted  on behalf of the
corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

Section 3.    Checks and Drafts.   All checks, drafts or other orders for the
payment of money, issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

Section 4.    Deposits.   All funds of the corporation not otherwise employed
shall be deposited from time to time to the credit of the corporation in such depositories as the Board of Directors may select.

                               ARTICLE VIII.

                CERTIFICATES FOR SHARES AND THEIR TRANSFER

Section 1.    Certificates for Shares.   Certificates representing shares of
the corporation shall be in such form as shall be determined by the Board of Directors. The corporation shall issue and deliver to each shareholder certificates representing all fully paid shares owned by him. Certificates shall be signed by the President or a Vice-President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number and class of shares and the date of issue, shall be entered on the stock transfer books of the corporation.

Section 2.    Transfer of Shares.    Transfer  of shares of the corporation
shall be made only on the stock transfer books of the corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, and on surrender for cancellation of the certificate for such shares.

Section 3.    Lost Certificate.    The Board of Directors  may direct a new
certificate to be issued in place of any certificate theretofore issued by the corporation claimed to have been lost or destroyed, upon receipt of an affidavit of such fact from the person claiming the certificate of stock to have been lost or destroyed. When authorizing such issue of a new certificate, the Board of Directors shall require that the owner of such lost or destroyed certificate, or his legal representative, give the corporation a bond in such sum as the Board may direct as indemnity against any claim that may be made against the corporation with respect to the certificate claimed to have been lost or destroyed, except where the Board of Directors by resolution finds that in the judgment of the directors the circumstances justify omission of a bond.

Section 4.    Holder of Record.    The corporation may treat as an absolute
owner of shares the person in whose name the shares stand of record on its books just as if that person had full competency, capacity, and authority to exercise all rights of ownership irrespective of any knowledge or notice to the contrary or any description indicating a representative, pledge or other fiduciary relation or any reference to any other instrument or to the rights of any other person appearing upon its records or upon the share certificate except that any person furnishing to the corporation proof of his appointment as a fiduciary shall be treated as if he were a holder of record of its shares.

Section 5.    Treasury Shares.    Treasury  shares of the corporation shall
consist of such shares as have been issued and thereafter acquired but not cancelled by the corporation. Treasury shares shall not carry voting or dividend rights except any rights in share dividends paid on the treasury shares in accordance with applicable laws.

                                ARTICLE IX.

                            GENERAL PROVISIONS

Section 1. Dividends. The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in cash, property or its own shares pursuant to law and subject to the provisions of its charter.

Section 2. Seal. The corporate seal of the corporation shall consist of two concentric circles between which is the name of the corporation and in the center of which is inscribed SEAL; and such seal, as impressed on the margin hereof, is hereby adopted as the corporate seal of the corporation.

Section 3. Waiver of Notice. Whenever any notice is required to be given to any shareholder or director by law, by the Articles of Incorporation or by these By-Laws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice.

Section 4. Fiscal Year. The fiscal year of the corporation shall be fixed by the Board of Directors.

Section 5.    Amendments.    Subject  to  the   provisions  of  the  Articles
              of Incorporation, these By-Laws may be amended, altered or repealed at any regular meeting of the shareholders (or at any special meeting thereof called for that purpose) by a majority vote of the shares represented and entitled to vote at such meeting. Subject to the laws of the State of South Carolina, the Articles of Incorporation and these By-Laws, the Board of Directors may by majority vote of those present at any meeting at which a quorum is present amend these By-Laws, or enact such other By-Laws as in their judgment may be advisable for the regulation of the conduct of the affairs of the corporation.


                                ARTICLE X.

                              INDEMNIFICATION

Section 1. Coverage. Any person who at any time serves or has served as a director, officer, employee or agent of the corporation, or in such capacity at the request of the corporation for any other corporation, partnership, joint venture, trust or other enterprise, shall have a right to be indemnified by the corporation to the fullest extent permitted by law against (a) expenses, including attorneys' fees, actually incurred by him in connection with any threatened, pending or completed action, suit or proceedings, whether civil, criminal, administrative or investigative, and whether or not brought by or on behalf of the corporation, seeking to hold him liable by reason of the fact that he is or was acting in such capacity, and (b) payments made by him in satisfaction of any judgment, money decree, fine, penalty or settlement for which he may have become liable in any such action, suit or proceeding.

Section 2. Payment. Expenses incurred by such person may be paid in advance of the final disposition of such investigation, action, suit or proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the corporation under the laws of the State of South
Carolina.

Section 3.    Evaluation.   The Board of Directors of the corporation  shall
take all such action as may be necessary and appropriate to authorize the corporation to pay the indemnification required by this Article X, including without limitation, to the extent needed, making a good faith evaluation of the manner in which the claimant for indemnity acted and of the amount of indemnity due him and giving notice to, and obtaining approval by, the shareholders of the corporation.

Section 4.    Consideration.   Any person who at any time after the adoption
of this Article X serves or has served in any of the aforesaid capacities for or on behalf of the corporation shall be deemed to be doing or to have done so in reliance upon, and as consideration for, the right of indemnification provided herein. Such right shall inure to the benefit of the legal representatives of any such person and shall not be exclusive of any other rights to which such person may be entitled apart from the provision of this Article X.

Amendment to Bylaws of the C N B Corporation, Conway, South
Carolina, adopted by the Shareholders, April 8, 1986; with
155,124 of 222,113 shares outstanding present or represented by proxy;

                   MEETING OF SHAREHOLDERS

ARTICLE II, SECTION I That part which reads, "The Annual Meeting of shareholders shall be held on the second Tuesday in the month of March in each year, beginning with the year 1985" to "The Annual Meeting of Shareholders shall be held each year on such date as set by the Board of Directors".

                           ATTEST:  Willis J. Duncan
                                    President

                                    Verta Lee Chestnut
                                    Secretary

Certified to be a True and Exact Copy
this 2nd day of March, 1987.

          Verta Lee Chestnut
          Secretary