Form 10-Q
period 1997-09-30
CNB CORP /SC/
filed 1997-11-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                            ___________________

For Quarter Ended September 30, 1997    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 1997 was 598,538.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1997,           1
           December 31, 1996 and September 30, 1996

           Consolidated Statement of Income for the Three Months           2
           and Nine Months Ended September 30, 1997 and 1996

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Nine Months Ended September 30, 1997
           and 1996

           Consolidated Statement of Cash Flows for the Nine Months        4
           Ended September 30, 1997 and 1996

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-22
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                        Sept. 30,  December 31, Sept. 30,
                                          1997        1996         1996
ASSETS:
    Cash and due from banks              $ 16,294   $ 14,350   $  14,702
    Interest bearing deposits with banks        0          0           0
    Investment Securities                  70,749     70,149      75,340
      (Fair values of $71,249 at
       September 30, 1997, $70,306 at
       December 31, 1996, and $74,877
       at September 30, 1996)
    Securities Available for Sale          60,383     62,138      63,757
      (Amortized cost of $60,168 at
       September 30, 1997, $62,093 at
       December 31, 1996, and $64,130
       at September 30, 1996)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           19,000          0       9,100
    Loans:
       Gross Loans                        213,196    185,933     176,045
       Less unearned income                (1,163)    (1,058)     (1,059)
         Loans, net of unearned income    212,033    184,875     174,986
       Less reserve for possible
          loan losses                      (2,905)    (2,370)     (2,359)
       Net loans                          209,128    182,505     172,627
    Bank premises and equipment             6,998      6,866       6,946
    Other assets                            6,118      5,810       6,046
    Total assets                          388,670    341,818     348,518
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                65,035     49,885      55,864
    Interest-bearing                      240,282    218,528     219,665
      Total deposits                      305,317    268,413     275,529
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       37,922     33,018      33,396
    Other short-term borrowings             4,303      2,319       2,911
 Obligations under mortgages and
       capital leases                           0          6           7
    Other liabilities                       2,662      3,541       2,000
    Minority interest in subsidiary            27         25          24
      Total liabilities                   350,231    307,322     313,867
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1997 and 500,000 in 1996; issued
       598,681 in 1997 and 479,093 in
       1996;                                5,987      4,791       4,791
       Surplus                             24,551     15,697      15,695
       Undivided Profits                    7,784     14,082      14,335
       Net Unrealized Holding                 129         27        (224)
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                 12       (101)       (146)
            Total stockholders' equity     38,439     34,496      34,651
         Total liabilities
             and stockholders' equity     388,670    341,818     348,518

                                             1

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                 1997          1996  1997          1996
Interest Income:
  Interest and fees on loans                     $  4,904   $ 4,033  $ 14,103  $ 11,629
  Interest on investment securities:
    Taxable investment securities                   1,792     1,904     5,374     5,657
    Tax-exempt investment securities                  179       185       535       556
    Other securities                                    0         0         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               283       120       582       348
      Total interest income                         7,158     6,242    20,597    18,193
Interest Expense:
  Interest on deposits                              2,539     2,176     7,414     6,392
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        462       436     1,272     1,501
  Interest on other short-term borrowings              21        18        56        47
  Interest on obligation under mortgages and
    capital leases                                      0         0         0         0

      Total interest expense                        3,022     2,630     8,742     7,940
Net interest income                                 4,136     3,612    11,855    10,253
Provision for possible loan losses                    150        90       600       230

Net interest income after provision for
  possible loan losses                              3,986     3,522    11,255    10,023
Other income:
  Service charges on deposit accounts                 583       490     1,643     1,442
  Gains/(Losses) on securities                          0         0         0        38
  Other operating income                              360       309       839       704
      Total other income                              943       799     2,482     2,184

Other expenses:
  Minority interest in income of subsidiary             1         1         3         2
  Salaries and employee benefits                    1,535     1,492     4,611     4,426
  Occupancy expense                                   380       375     1,224     1,285
  Other operating expenses                            705       621     2,011     1,831
      Total operating expenses                      2,621     2,489     7,849     7,544
Income before income taxes                          2,308     1,832     5,888     4,663
  Income tax provision                                805       611     2,120     1,559
Net Income                                          1,503     1,221     3,768     3,104

  Per share data (1):
  Net income per weighted average shares
    outstanding                                  $   2.51  $   2.05  $   6.30  $   5.20
  Cash dividend paid per share                   $      0  $      0  $      0  $      0
  Book value per actual number of shares
    outstanding                                  $  64.22  $  58.05  $  64.22  $  58.05
  Weighted average number of shares outstanding   598,486   596,630   598,486   596,630

  Actual number of shares outstanding             598,538   596,886   598,538   596,886

(1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,

                                                      1997         1996
Common Stock:
$10 par value; 1,500,000 shares authorized
in 1997 and 500,000 in 1996;
Balance, January 1                                   4,791        4,791
Issuance of Common Stock                              None         None
Stock Dividend                                       1,196         None
Balance at end of period                             5,987        4,791



Surplus:
Balance, January 1                                  15,697       15,676
Issuance of Common Stock                              None         None
Stock Dividend                                       8,850         None
Gain on sale of treasury stock                           4           19
Balance at end of period                            24,551       15,695



Undivided profits:
Balance, January 1                                  14,082       11,431
Net Income                                           3,768        3,104
Stock Dividend                                     (10,066)        None
Cash dividends declared                               None         None
Balance at end of period                             7,784       14,535



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                                      27          430
Change in net unrealized gains/(Losses)                102         (654)
Balance at end of period                               129         (224)



Treasury stock:
Balance, January 1                                    (101)        (133)
Purchase of treasury stock                             (34)        (213)
Reissue of treasury stock                              123          200
Balance at end of period                               (12)        (146)



Total stockholders' equity                          38,439       34,651

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                 For the nine-month period ended Sept. 30,
                                                      1997        1996
OPERATING ACTIVITIES
  Net income                                        $ 3,768     $ 3,104
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        482         585
    Provision for loan losses                           600         230
    Provision for deferred income taxes                 157        (243)
    Loss (gain) on sale of investment
     securities                                           0         (38)
    (Increase) decrease in accrued interest
     receivable                                        (337)       (305)
    (Increase) decrease in other assets                  29          68
    (Decrease) increase in other liabilities            507        (657)
    Increase in minority interest in
     subsidiary                                           2           1
        Net cash provided by operating
          activities                                  5,208       2,745
INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0       2,000
  Proceeds from maturities of investment
   securities held to maturity                       15,130      19,935
  Proceeds from maturities of investment
   securities available for sale                     12,301       4,465
  Purchase of investment securities held to
   maturity                                         (15,730)    (15,895)
  Purchase of investment securities
   available for sale                               (10,546)    (10,950)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (19,000)     (1,800)
  (Increase) decrease in loans                      (27,158)    (22,582)
  Premises and equipment expenditures                  (614)       (365)
        Net cash provided by (used for)
          investing activities                      (45,617)    (25,192)
FINANCING ACTIVITIES
  Dividends paid                                     (1,433)     (1,432)
  Increase (Decrease) in deposits                    36,904      24,373
  (Decrease) increase in securities sold
    under repurchase agreement                       (4,904)     (3,539)
  (Decrease) increase in other
    short-term borrowings                             1,984       2,145
  Increase (decrease)in obligation under
   mortgages and capital leases                          (6)         (3)
        Net cash provided by (used for)
          financing activities                       42,353      21,544
        Net increase (decrease) in cash
          and due from banks                          1,944        (903)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,350      15,605
CASH AND DUE FROM BANKS, SEPT. 30, 1997 AND 1996    $16,294     $14,702
CASH PAID (RECEIVED) FOR:
  Interest                                          $ 8,401     $ 7,952
  Income taxes                                      $ 2,117     $ 1,567
                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding adjusted for the effect of a 25% stock dividend paid during the third quarter of 1997, 598,486 for the nine-month period ended September 30, 1997 and 596,630 for the nine-month period ended September 30, 1996.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 1997 and for the years ended December 31, 1996 and 1995 were approximately $5,848, $5,112, and $4,306, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $78,231 at September 30, 1997 and $55,665 at December 31, 1996 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 1997 and at December 31, 1996.

                                            September 30, 1997
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $12,958  $   71      $    2      $13,027      6.40%
   One to five years        13,277     117          10       13,384      6.25
                            26,235     188          12       26,411      6.32
  Federal agencies
   Within one year           3,993       0          13        3,980      4.92
   One to five years        28,791     116          59       28,848      6.23
   After ten years             707       1          15          693      6.28
                            33,491     117          87       33,521      6.10

  State, county and
  municipal
   Within one year               0       0           0            0       -
   One to five years           326       9           0          335      7.85
                               326       9           0          335      7.85
  Other Securities(Equity)     116       0           0          116       -
  Total available for sale $60,168  $  314      $   99      $60,383      6.21%

HELD TO MATURITY
  United States Treasury
   Within one year          16,015       8          37       15,986      5.29%
   One to five years        15,672     136          37       15,771      6.10
                            31,687     144          74       31,757      5.66
  Federal agencies
   Within one year               0       0           0            0       -
   One to five years        23,222     167          49       23,340      6.35
   Six to ten years          2,002       0          18        1,984      6.40
                            25,224     167          67       25,324      6.35
  State, county and
  municipal
   Within one year           1,425       9           1        1,433      8.67%
   One to five years         6,127     237           6        6,358      8.52
   Six to ten years          6,037      96           8        6,125      6.99
   Over ten years              249       3           0          252      7.43
                            13,838     345          15       14,168      7.85
   Total held to maturity  $70,749  $  656      $  156      $71,249      6.35%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $129 as of September 30, 1997.

                                         December 31, 1996
                             Book      Unrealized Holding    Fair
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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 1997 and December 31, 1996 by major classification:

                                          September 30,       December 31,
                                             1997                  1996
Real estate loans - mortgage              $  131,412            $ 111,474
                  - construction              16,598               15,148
Commercial and industrial loans               32,914               28,105
Loans to individuals for household,
  family and other consumer expenditures      30,342               29,642
Agriculture                                    1,825                1,328
All other loans, including overdrafts            105                  236
     Gross loans                             213,196              185,933
       Less unearned income                   (1,163)              (1,058)
       Less reserve for loan losses           (2,905)              (2,370)
         Net loans                           209,128              182,505

     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 1997 and 1996 and the year ended December 31, 1996 are summarized as follows:

                                Quarter Ended     Nine Months Ended  December
                                  September 30,      September 30,
                                1997        1996   1997         1996    1996
Balance, beginning of period    $ 2,707  $ 2,321   $ 2,370   $ 2,242  $ 2,242
Charge-offs:
   Commercial, financial,
    and agricultural                 20        0        84        41      108
   Real Estate - construction
    and mortgage                      0        0         4         3       22
   Loans to individuals              99       77       256       216      299
       Total charge-offs        $   119  $    77   $   344   $   260  $   429
Recoveries:
   Commercial, financial, and
    agricultural                $    45  $     3   $    67   $    42  $    47
   Real Estate - construction
    and mortgage                     92        4       106        10       15
   Loans to individuals              30       18       106        95      135
       Total recoveries         $   167  $    25   $   279   $   147  $   197
Net charge-offs/(recoveries)    $   (48) $    52   $    65   $   113  $   232
Additions charge to operations  $   150  $    90   $   600   $   230  $   360
Balance, end of period          $ 2,905  $ 2,359   $ 2,905   $ 2,359  $ 2,370

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period      -  %     .03%      .03%      .07%    .14%

The entire balance is available to absorb future loan losses.

At September 30, 1997 and December 31, 1996 loans on which no interest was being accrued totalled approximately $16 and $377, respectively and foreclosed real estate totalled $16 and $0, respectively; and loans 90 days past due and still accruing totalled $139 and $77, respectively.

                       OTHER INTEREST BEARING ASSETS

The Bank maintains an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies is remote due to the financial stability of the U.S. subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provides for the assumption of company owned life insurance policies (COLI), such as the Bank's to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI Policies will have the option to receive a policy reinsured by Pacific Mutual which is expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of that policy. The Bank's COLI policies have been reinsured by Pacific Mutual during the third quarter of 1997 with total cash surrender values totalling approximately $112,000 above the
$2,100,000 carrying value on the Bank's books.   Management is awaiting
official permission from the Office of the Comptroller of the Currency to return this asset to accrual status and to adjust the carrying value. Notice is anticipated during the fourth quarter of 1997 or, at the latest, the first quarter of 1998.

The Bank's independent external auditors have revisited the facts and circumstances regarding the investment in the COLI program and have read the significant uncertainties requiring the recognition of a loss contingency as of the date of this report.

As of September 30, 1997, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or
2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 1997 and December 31, 1996 is summarized as follows:

                                    September 30,      December 31,
                                       1997                1996

Land and buildings                   $  8,841           $  8,358
Furniture, fixtures and equipment       5,297              5,404
Construction in progress                   12                 45
                                     $ 14,150           $ 13,807

Less accumulated depreciation and
   amortization                         7,152              6,941
                                     $  6,998           $  6,866

     Depreciation and amortization of bank premises and equipment charged to operating expense was $158 and $482 for the quarter ended and the nine month period ended September 30, 1997, respectively and $757 for the year ended December 31, 1996.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 1997 and December 31, 1996, certificates of deposit of $100,000 or more included in time deposits totaled approximately $48,971 and $34,318 respectively. Interest expense on these deposits was approximately $695 and $2,052 for the quarter ended and the nine-month period ended September 30, 1997 and $1,639 for the year ended December 31, 1996.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 1997 and December 31, 1996, securities sold under repurchase agreements totaled approximately $37,922 and $29,018. U.S. Government securities with a book value of $45,481 ($45,700 market value) and $42,181 ($42,174 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.60 percent and 4.71 percent at September 30, 1997 and December 31, 1996.

NOTE 8 - LINES OF CREDIT

     At September 30, 1997 the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $17,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $5,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $5,639 at September 30, 1997. The amount outstanding under the note totaled $4,303 and $2,319 at September 30, 1997 and December 31, 1996, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 1997 and September 30, 1996 on pretax income of $2,308 and $1,832 totalled $805 and $611 respectively. Income tax expense for the nine-month period ended September 30, 1997 and September 30, 1996 on pretax income of $5,888 and $4,663 totalled $2,120 and $1,559 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 1997.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 1997, commitments to extend credit totalled $22,782; financial standby letters of credit totalled $74; and performance standby letters of credit totalled $1,451. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 1997 and years ended December 31, 1996, 1995 and 1994, $92, $270, $336, $266, and $295, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 1997:

                                                                 To be
                                                            well capitalized
                                                For           under prompt
                                          capital adequacy  corrective action
                                             purposes          provisions
                             Actual          Minimum             Minimum
                         Amount   Ratio   Amount    Ratio    Amount    Ratio
Total Capital (to risk   $39,110  17.81%  $17,569    8.0%    $21,962   10.0%
 weighted assets)
Tier I Capital (to risk   36,365  16.56     8,785    4.0      13,177    6.0
 weighted assets)
Tier I Capital (to avg.   36,365   9.74    14,933    4.0      18,666    5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1997
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,184
   Investment in subsidiary                                        36,467
   Fixed assets                                                       751
   Other assets                                                        37
                                                                 $ 38,439

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            38,439
                                                                 $ 38,439

                           CONDENSED STATEMENT OF INCOME
              For the nine-month period ended September 30, 1997
                                     (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  3,794
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (26)
   Net Income                                                    $  3,768

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 21.2% from $174,986 at September 30, 1996 to $212,033 at September 30, 1997 and have increased as a percentage of total assets from 50.2% to 54.6% over the same period as loan demand has remained strong in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 42.5% at September 30, 1996 to 38.6% at September 30, 1997. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.0% at September 30, 1996 to 16.7% at September 30, 1997. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have decreased from 63.0% of total assets at September 30, 1996 to 61.8% at September 30, 1997 while securities sold under agreement to repurchase have increased from 9.6% to 9.8% over the same period. Some migration from term repurchase agreements to certificates of deposits occurred during 1996 and 1997 due to lower FDIC premium levels.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of September 30, 1997 and 1996:

                                                         September 30,
Assets:                                              1997              1996
  Earning assets:
   Loans, net of unearned income                     54.6%            50.2%
   Investment securities                             18.2             21.6
   Securities Available for Sale                     15.5             18.3
   Federal funds sold and securities purchased
     under agreement to resell                        4.9              2.6
   Other earning assets                                -                -
      Total earning assets                           93.2             92.7
   Other assets                                       6.8              7.3
      Total assets                                  100.0%           100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         61.8%            63.0%
   Federal funds purchased and securities sold
    under agreement to repurchase                     9.8              9.6
   Other short-term borrowings                        1.1               .8
   Obligations under mortgages and capital leases      -                -
       Total interest-bearing liabilities            72.7             73.4
         Noninterest-bearing deposits                16.7             16.0
   Other liabilities                                   .7               .7
   Stockholders' equity                               9.9              9.9
       Total liabilities and stockholders' equity   100.0%           100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 1997 and 1996 of $1,503 and $1,221, respectively, resulting in a return on average assets of 1.55% and 1.40% and a return on average stockholders' equity of 16.02% and 14.42%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 1997 and 1996 of $3,768 and $3,104, respectively, resulting in a return on average assets of 1.35% and 1.21% and a return on average stockholders' equity of 14.05% and 12.34%.

The earnings were  primarily   attributable  to  net  interest  margins  in
each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $40,152 or 11.5% from $348,518 at September 30, 1996 to $388,670 at September 30, 1997. The
following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 1997 and September 30, 1996:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                          FINANCIAL HIGHLIGHTS
        (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period         Nine-Month Period
                                       Ended September 30,       Ended September 30,
                                                  Percent                    Percent
                                                  Increase                   Increase
                                  1997     1996   (Decrease)   1997     1996  (Decrease)
Net interest income after
    provision for loan losses      3,986    3,522   13.2%     11,255    10,023  12.3%
Income before income taxes         2,308    1,832   26.0       5,888     4,663  26.3
Net Income                         1,503    1,221   23.1       3,768     3,104  21.4
Per Share (1)                       2.51     2.05   22.4        6.30      5.20  21.2
Cash dividends declared                0        0      -           0         0     -
   Per Share (1)                       0        0      -           0         0     -
Total assets                     388,670  348,518   11.5%    388,670   348,518  11.5%
Total deposits                   305,317  275,529   10.8     305,317   275,529  10.8
Loans, net of unearned income    212,033  174,986   21.2     212,033   174,986  21.2
Investment securities and
    securities available for
    sale                         131,132  139,097   (5.7)    131,132   139,097  (5.7)
Stockholders' equity              38,439   34,651   10.9      38,439    34,651  10.9
    Book value per share(1)        64.22    58.05   10.6       64.22     58.05  10.6
Ratios (2):
Annualized return on average
    total assets                    1.55%    1.40%  10.7%       1.35%     1.21% 11.6
Annualized return on average
    stockholders' equity           16.02%   14.42%  11.1%      14.05%    12.34% 13.9%


(1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

(2) For the three-month period ended September 30, 1997 and September 30, 1996, average total assets amounted to $388,016 and $348,487 with average stockholders' equity totaling $37,524 and $33,878, respectively. For the nine-month period ended September 30, 1997 and September 30, 1996, average total assets amounted to $373,326 and $340,707 with average stockholders' equity totaling $35,748 and $33,130, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 1997 and 1996 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 14.1% increase from $3,707 for the three-month period ended September 30, 1996 to $4,229 for the three-month period ended September 30, 1997. During the same period, total fully-tax-equivalent interest income increased by 14.4% from $6,337 to $7,251 and total interest expense increased by 14.9% from $2,630 to $3,022. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .10% from 4.57% for the three-month period ended September 30, 1996 to 4.67% for the three-month period ended September 30, 1997.

Fully-tax-equivalent net interest income showed a 15.1% increase from $10,539 for the nine-month period ended September 30, 1996 to $12,131 for the nine-month period ended September 30, 1997. During the same period, total fully-tax-equivalent interest income increased by 13.0% from $18,479 to $20,873 and total interest expense increased by 10.1% from $7,940 to $8,742. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .21% from 4.43% for the nine-month period ended September 30, 1996 to 4.64% for the nine-month period ended September 30, 1997.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                       Three Months Ended 9/30/97     Three Months Ended 9/30/96
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $209,965    $ 4,904     9.34%    $173,342  $ 4,033    9.31%
     Securities:
     Taxable                         118,336      1,792     6.06      127,011    1,904    6.00
     Tax-exempt                       13,879        272     7.84       14,201      280    7.89
   Federal funds sold and
     securities purchased under
     agreement to resell              20,400        283     5.55        9,830      120    4.88
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           362,580      7,251     8.00      324,384    6,337    7.81
    Other assets                      25,436                           24,103
      Total assets                  $388,016                         $348,487

Liabilities and stockholders'equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $240,732      2,539     4.22     $216,475  $ 2,176    4.02
   Federal funds purchased and
    securities sold under
    agreement to repurchase           38,553        462     4.79       36,402      436    4.79
   Other short-term borrowings         1,612         21     5.21        1,335       18    5.39
   Obligations under mortgages
     and capitalized leases                0          0      -              6        0    8.00
       Total interest-bearing
         liabilities                $280,897    $ 3,022     4.30     $254,218  $ 2,630    4.14
   Noninterest-bearing deposits       65,621                           55,277
   Other liabilities                   3,974                            5,114
   Stockholders' equity               37,524                           33,878
         Total liabilities and
           stockholders' equity     $388,016                         $348,487
   Net interest income as a percent
     of total earning assets        $362,580    $ 4,229     4.67     $324,384  $ 3,707    4.57

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    93                        $    95

Ratios:
Annualized return on average total assets                   1.55                          1.40
Annualized return on average stockholders' equity          16.02                         14.42
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.67                          9.72
  Average total deposits                                   12.25                         12.47
  Average loans, net of unearned income                    17.87                         19.54
Average earning assets as a percent of
average total assets                                       93.44                         93.08

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                      Nine Months Ended 9/30/97      Nine Months Ended 9/30/96
                                       Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                     Balance   Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)  Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $201,261    $14,103     9.34%    $166,574  $11,629    9.31%
     Securities:
     Taxable                         119,100      5,377     6.02      127,665    5,660    5.91
     Tax-exempt                       13,791        811     7.84       13,973      842    8.03
   Federal funds sold and
     securities purchased under
     agreement to resell              14,552        582     5.33        9,124      348    5.09
   Other earning assets                    0          0      -              0        0     -
      Total earning assets           348,704     20,873     7.98      317,336   18,479    7.76
    Other assets                      24,622                           23,371
      Total assets                  $373,326                         $340,707

Liabilities and stockholders'equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $238,686      7,414     4.14     $211,485  $ 6,392    4.03
   Federal funds purchased and
    securities sold under
    agreement to repurchase           36,099      1,272     4.70       41,270    1,501    4.85
   Other short-term borrowings         1,470         56     5.08        1,113       47    5.63
   Obligations under mortgages
     and capitalized leases                0          0      -              8        0    8.00
       Total interest-bearing
         liabilities                $276,255    $ 8,742     4.22     $253,876  $ 7,940    4.17
   Noninterest-bearing deposits       58,073                           51,379
   Other liabilities                   3,250                            2,322
   Stockholders' equity               35,748                           33,130
         Total liabilities and
           stockholders' equity     $373,326                         $340,707
   Net interest income as a percent
     of total earning assets        $348,704    $12,131     4.64     $317,336  $10,539    4.43

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   276                        $   286

Ratios:
Annualized return on average total assets                   1.35                          1.21
Annualized return on average stockholders' equity          14.05                         12.49
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.58                          9.72
  Average total deposits                                   12.05                         12.60
  Average loans, net of unearned income                    17.76                         19.89
Average earning assets as a percent of
average total assets                                       93.40                         93.14

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                          For the Three Months Ended September 30, 1997 and 1996
                                                           (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest              Change  Change  Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                 1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    209,965   173,342     9.34%       9.31%     4,904       4,033         871       13      852        6
Investment securities:
 Taxable                       118,336   127,011     6.06%       6.00%     1,792       1,904        (112)      19     (130)      (1)
 Tax-exempt                     13,879    14,201     7.84%       7.89%       272         280          (8)      (2)      (6)       -
Federal funds sold and
 securities purchased under
 agreement to resell            20,400     9,830     5.55%       4.88%       283         120         163       16      129       18
Other earning assets                 0         0      -           -            0           0           0        -        -        -

Total Earning Assets           362,580   324,384     8.00%       7.81%     7,251       6,337         914       46      845       23

Interest-bearing Liabilities:

Interest-bearing deposits      240,732   216,475     4.22%       4.02%     2,539       2,176         363      108      244       11
Federal funds purchased and
 securities sold under
 agreement to repurchase        38,553    36,402     4.79%       4.79%       462         436          26        -       26        -
Other short-term borrowings      1,612     1,335     5.21%       5.39%        21          18           3       (1)       4        -
Mortgage indebtedness and
 obligations under capital-
 ized leases                         0         6      -          8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                   280,897   254,218     4.30%       4.14%     3,022       2,630         392      107      274       11
Interest-free Funds
 Supporting Earning Assets      81,683    70,166

Total Funds Supporting

Earning Assets                 362,580   324,384     3.33%       3.24%     3,022       2,630         392      107      274       11

Interest Rate Spread                                 3.70%       3.67%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .97%        .90%

Net Yield on Earning Assets                          4.67%       4.57%     4,229       3,707

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                           For the Nine Months Ended September 30, 1997 and 1996
                                                           (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest              Change  Change  Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                 1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    201,261   166,574     9.34%       9.31%    14,103      11,629       2,474       37    2,422       15
Investment securities:
 Taxable                       119,100   127,665     6.02%       5.91%     5,377       5,660        (283)     105     (380)      (8)
 Tax-exempt                     13,791    13,973     7.84%       8.03%       811         842         (31)     (20)     (11)       -
Federal funds sold and
 securities purchased under
 agreement to resell            14,552     9,124     5.33%       5.09%       582         348         234       16      207       11
Other earning assets                 0         0      -           -            0           0           0        -        -        -

Total Earning Assets           348,704   317,336     7.98%       7.76%    20,873      18,479       2,394      138    2,238       18

Interest-bearing Liabilities:

Interest-bearing deposits      238,686   211,485     4.14%       4.03%     7,414       6,392       1,022      174      822       26
Federal funds purchased and
 securities sold under
 agreement to repurchase        36,099    41,270     4.70%       4.85%     1,272       1,501        (229)     (46)    (188)       5
Other short-term borrowings      1,470     1,113     5.08%       5.63%        56          47           9       (4)      15       (2)
Mortgage indebtedness and
 obligations under capital-
 ized leases                         0         8      -          8.00%         0           0           0        -        -        -

Total Interest-bearing
 Liabilities                   276,255   253,876     4.22%       4.17%     8,742       7,940         802      124      649       29
Interest-free Funds
 Supporting Earning Assets      72,449    63,460

Total Funds Supporting

Earning Assets                 348,704   317,336     3.34%       3.33%     8,742       7,940         802      124      649       29

Interest Rate Spread                                 3.76%       3.59%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .88%        .84%

Net Yield on Earning Assets                          4.64%       4.43%    12,131      10,539

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

The provision for possible loan losses was $150 for the three-month period ended September 30, 1997 and $90 for the three-month period ended September 30, 1996. Net loan charge-offs/(recoveries) totaled $(48) for the three-month period ended September 30, 1997 and $52 for the same period in 1996.

The provision for possible loan losses was $600 for the nine-month period ended September 30, 1997 and $230 for the nine-month period ended September 30, 1996. Net loan charge-offs/(recoveries) totaled $65 for the nine-month period ended September 30, 1997 and $113 for the same period in 1996.

The reserve for possible loan losses as a percentage of net loans was 1.39% at September 30, 1997 and 1.37% at September 30, 1996. The increased provision during the three-month and nine-month period ended September 30, 1997 was due to the increased level of net loan growth. Continued low net charge-offs through the remainder of 1997 are anticipated by management.

Securities Transactions - The bank recognized a gain on available-for-sale security transactions for the quarter ended March 31, 1996 of $38. There were no security sales during the second or third quarters of 1996 or during the nine-month period ending September 30, 1997. Management sold approximately $2 million in treasury bonds to fund loan growth and to adjust the Bank's interest sensitivity position. At September 30, 1997, December 31, 1996, and September 30, 1996 market value appreciation/(depreciation) in the securities portfolio totaled $715, $202, and $(836). As indicated, market value has increased in 1997 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 18.0% from $799 for the three-month period ended September 30, 1996 to $943 for the three-month period ended September 30, 1997.

Other income, net of any gains/losses on security transactions, increased by 15.7% from $2,146 for the nine-month period ended September 30, 1996 to $2,482 for the nine-month period ended September 30, 1997.

The increase in the three-month and nine-month period ended September 30, 1997 was primarily due to an increase in deposit account volumes; higher merchant discount income, and a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 5.3% from $2,489 for the three-month period ended September 30, 1996 to $2,621 for the three-month period
ended September 30, 1997.   The major components of other expenses are
salaries and employee benefits which increased 2.9% from $1,492 to $1,535; occupancy expense which increased 1.3% from $375 to $380; and other operating expenses which increased by 13.5% from $621 to $705.

Occupancy expense has remained flat as depreciation expense has decreased 7.6% from $171 during the third quarter of 1996 to $158 for the same period in 1997.

Other Expenses (continued) - Other expenses increased by 4.0% from $7,544 for the nine-month period ended September 30, 1996 to $7,849 for the nine-month period ended September 30, 1997. The major components of other expenses are salaries and employee benefits which increased 4.2% from $4,426 to $4,611; occupancy expense which decreased 4.7% from $1,285 to $1,224; and other operating expense which increased by 9.8% from $1,831 to $2,011. Occupancy expense has declined as depreciation expense has decreased 17.6% from $585 during the first three quarters of 1996 to $482 for the same period in 1997.

Income Taxes - Provisions for income taxes increased 31.8% from $611 for the three-month period ended September 30, 1996 to $805 for the three-month period ended September 30, 1997. Income before income taxes less interest on tax-exempt investment securities increased by 29.3% from $1,647 for the three-month period ended September 30, 1996 to $2,129 for the same period in 1997. State tax liability increased as income before income taxes increased 26.0% from $1,832 to $2,308 during the same period.

Provisions for income taxes increased 36.0% from $1,559 for the nine-month period ended September 30, 1996 to $2,120 for the nine-month period ended September 30, 1997. Income before income taxes less interest on tax-exempt investment securities increased by 30.3% from $4,107 for the nine-month period ended September 30, 1996 to $5,353 for the same period in 1997 and state tax liability increased as income before income taxes increased 26.3% from $4,663 to $5,888 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $38,439, $34,496, $32,195, and $28,857 at
September 30, 1997, December 31, 1996, December 31, 1995, and December 31, 1994, representing 9.89%, 10.09%, 9.91%, and 9.71% of total assets, respectively. At September 30, 1997, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 -REGULATION MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The company paid an approximate 25% stock dividend on September 12, 1997. It is the Board's intention to continue paying a $3.00 per share annual cash dividend on the increased number of outstanding shares which will have the effect of increasing the cash dividend payout ratio and cash dividend yield.

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



Date:  November 13, 1997