Form 10-K
period 1997-12-31
CNB CORP /SC/
filed 1998-03-24
CIK 764581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K
(Mark One)

    X       Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1997.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1998, 597,822 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately
$53,803,980.

No Documents have been incorporated by reference.

                         TABLE OF CONTENTS


                               PART I


                                                                     Page

ITEM 1.     Description of Business and Supplementary Data           1-21
ITEM 2.     Properties                                                 22
ITEM 3.     Legal Proceedings                                          22
ITEM 4.     Submission of Matters to a Vote of Security Holders        23


                               PART II

ITEM 5.     Market for the Registrant's Common Stock and Related       23
            Security Holder Matters
ITEM 6.     Selected Financial Data                                    24
ITEM 7.     Management's Discussion and Analysis of Financial       25-31
            Condition and Results of Operations
ITEM 8.     Financial Statements                                    32-53
ITEM 9.     Disagreements on Accounting and Financial Disclosure       53


                               PART III

ITEM 10.    Directors and Executive Officers of the Registrant      54-58
ITEM 11.    Executive Compensation                                  59-61
ITEM 12.    Security Ownership of Certain Beneficial Owners            62
            and Management
ITEM 13.    Certain Relationships and Related Transactions             62


                                PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, Notes to          63
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

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Centre in Conway (1969); Surfside in Surfside Beach
(1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); Aynor in the Town
of Aynor (1991), and Myrtle Beach in the City of Myrtle Beach (1995).   The
Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office
was expanded in 1980.   The Third Avenue office, which houses the Bank's
administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 182 full-time-equivalent employees at its principal office and eight branch offices.

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

                               COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of five regional banks, two state-wide banks, six locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Nationsbank of S.C., First Union National Bank of S.C., First Citizens Bank and Trust Company, Branch Bank and Trust of S.C. and Wachovia, N.A. of S.C.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, First National South Bank, and Beach First National Bank. In addition, one thrift institution has offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.
                       SUPERVISION AND REGULATION

General

The Company and the Bank are subject to an extensive collection of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Bank's operations. The Company and the Bank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the Bank's lending abilities in increasing or decreasing the cost and availability of funds to the Bank. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirements against bank deposits.

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

The Omnibus Consolidated Appropriations Act was enacted on September 30, 1996. Among the law's many provisions is a resolution of the BIF-SAIF deposit insurance premium disparity, many regulatory burden relief provisions and other bank-related legislation. The BIF-SAIF provisions are contained in the Deposit Insurance Funds Act of 1996. The BIF and SAIF will be merged on January 1, 1999 into a new Deposit Insurance Fund, provided "no insured depository institution is a savings association on that date". Currently, there is no assurance that Congress will act on charter issues in time for a merger of funds by the date prescribed in the legislation.

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

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 1997, has 598,681 shares issued and 598,142 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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


               DISCUSSION OF FORWARD-LOOKING STATEMENTS

Information in the enclosed report, other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk condition, and future regulatory actions of the Comptroller of the Currency and Federal Reserve System. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

                           SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                            CNB CORPORATION
                  QUARTERLY SHAREHOLDER INFORMATION
     (All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                                                   Quarter Ended
          1997                      March 31    June 30   September 30  December 31
Interest income                     $  6,520    $  6,813    $  7,108    $  7,318
 Interest expense                      2,798       2,923       3,022       3,021
    Net interest income                3,722       3,890       4,086       4,297
   Provision for loan losses             240         210         150         200
    Net interest income after
     provision for loan losses         3,482       3,680       3,936       4,097
Other income                             775         871         993         774
Other expenses                         2,541       2,687       2,621       3,192
   Income before income taxes          1,716       1,864       2,308       1,679
Income taxes                             603         712         805         640
   Net income                       $  1,113    $  1,152    $  1,503    $  1,039
Net income per share                $   1.86    $   1.92    $   2.51    $   1.74
Weighted average shares outstanding  598,198     598,604     598,812     598,126



          1996

Interest income                     $  5,841    $  6,012    $  6,196    $  6,447
  Interest expense                     2,675       2,634       2,631       2,639
    Net interest income                3,166       3,378       3,565       3,808
  Provision for loan losses               50          90          90         130
    Net interest income after
      provision for loan losses        3,116       3,288       3,475       3,678
Other income                             742         740         846         687
Other expenses                         2,481       2,574       2,489       2,849
   Income before income taxes          1,377       1,454       1,832       1,516
Income taxes                             450         498         611         536
   Net income                       $    927    $    956    $  1,221    $    980
Net income per share                $   1.55    $   1.60    $   2.05    $   1.64
Weighted average shares outstanding  596,551     596,571     596,630     597,727

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

                      CNB Corporation and Subsidiary
                         Selected Financial Data

                                       Twelve Months Ended 12/31/97
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate

Assets:
  Earning assets
   Loans, net of
     unearned income                   $204,987   $19,110       9.32%
   Investment securities:
     Taxable                            118,900     7,191       6.05
     Tax-exempt                          13,841     1,083       7.82
   Federal funds sold and
     securities purchased under
     agreement to resell                 13,730       743       5.41


      Total earning assets             $351,458   $28,127       8.00
   Other assets                          24,531
      Total assets                     $375,989

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $241,009    10,009       4.15
     Federal funds purchased and
      securities sold under
      agreement to repurchase            36,148     1,676       4.64
     Other short-term borrowings          1,562        79       5.06
       Total interest-bearing
        liabilities                    $278,719   $11,764       4.22
   Noninterest-bearing deposits          57,645
   Other liabilities                      3,130
   Stockholders' equity                  36,495
       Total liabilities and
        stockholders' equity           $375,989
   Net interest income as a
     percent of total
     earning assets                    $351,458   $16,363       4.66%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   368

Ratios:
Annualized return on average total assets                       1.28%
Annualized return on average stockholders' equity              13.17
Cash dividends declared as a percent of net income             37.32
Average stockholders' equity as a percent of:
  Average total assets                                          9.71
  Average total deposits                                       12.22
  Average loans, net of unearned income                        17.80
Average earning assets as a percent of
average total assets                                           93.48%


(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $24 as of December 31, 1997 are included in loans, net of unearned income, for purpose of this analysis.

                     CNB Corporation and Subsidiary
                         Selected Financial Data

                                       Twelve Months Ended 12/31/96
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate

Assets:
  Earning assets
   Loans, net of
     unearned income                   $169,815   $15,808       9.31%
   Investment securities:
     Taxable                            126,368     7,488       5.93
     Tax-exempt                          13,999     1,121       8.01
   Federal funds sold and
     securities purchased under
     agreement to resell                  8,626       460       5.33


      Total earning assets             $318,808   $24,877       7.80
   Other assets                          23,374
      Total assets                     $342,182

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $214,194     8,610       4.02
     Federal funds purchased and
      securities sold under
      agreement to repurchase            39,506     1,906       4.82
     Other short-term borrowings          1,164        63       5.41
       Total interest-bearing
        liabilities                    $254,864   $10,579       4.15
   Noninterest-bearing deposits          51,249
   Other liabilities                      2,449
   Stockholders' equity                  33,620
       Total liabilities and
        stockholders' equity           $342,182
   Net interest income as a
     percent of total
     earning assets                    $318,808   $14,298       4.48%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   381

Ratios:
Annualized return on average total assets                       1.19%
Annualized return on average stockholders' equity              12.15
Cash dividends declared as a percent of net income             35.09
Average stockholders' equity as a percent of:
  Average total assets                                          9.83
  Average total deposits                                       12.67
  Average loans, net of unearned income                        19.80
Average earning assets as a percent of
average total assets                                           93.17%


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

                     CNB Corporation and Subsidiary
                        Selected Financial Data

                                       Twelve Months Ended 12/31/95
                                     Average   Interest    Avg. Annual
                                     Balance   Income/      Yield or
                                               Expense(2)     Rate

Assets:
  Earning assets
   Loans, net of
     unearned income                   $149,940   $14,070       9.38%
   Investment securities:
     Taxable                            114,801     6,762       5.89
     Tax-exempt                          14,525     1,344       9.25
   Federal funds sold and
     securities purchased under
     agreement to resell                 15,136       882       5.83


      Total earning assets             $294,402   $23,058       7.83
   Other assets                          21,600
      Total assets                     $316,002

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $196,195     8,032       4.09
     Federal funds purchased and
      securities sold under
      agreement to repurchase            39,332     2,002       5.09
     Other short-term borrowings          1,439        81       5.63
       Total interest-bearing
        liabilities                    $236,966   $10,115       4.27
   Noninterest-bearing deposits          45,839
   Other liabilities                      2,084
   Stockholders' equity                  31,113
       Total liabilities and
        stockholders' equity           $316,002
   Net interest income as a
     percent of total
     earning assets                    $294,402   $12,943       4.40%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   457

Ratios:
Annualized return on average total assets                       1.19%
Annualized return on average stockholders' equity              12.15
Cash dividends declared as a percent of net income             38.13
Average stockholders' equity as a percent of:
  Average total assets                                          9.85
  Average total deposits                                       12.85
  Average loans, net of unearned income                        20.75
Average earning assets as a percent of
average total assets                                           93.16%


(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $479 as of December 31, 1995 are included in loans, net of unearned income, for purpose of this analysis.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1997 and 1996
                                                            (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest             Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid           Due to  Due To   Rate X
                                 1997     1996    1997 (1)    1996 (1)    1997 (1)     1996 (1)    Variance  Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    204,987   169,815     9.32%       9.31%    19,110      15,808       3,302        17    3,281      4
Investment securities:
 Taxable                       118,900   126,368     6.05%       5.93%     7,191       7,488        (297)      152     (440)    (9)
 Tax-exempt                     13,841    13,999     7.82%       8.01%     1,083       1,121         (38)      (26)     (13)     1
Federal funds sold and
 securities purchased under
 agreement to resell            13,730     8,626     5.41%       5.33%       743         460         283         7      272      4

Total Earning Assets           351,458   318,808     8.00%       7.80%    28,127      24,877       3,250       150    3,100      -

Interest-bearing Liabilities:

Interest-bearing deposits      241,009   214,194     4.15%       4.02%    10,009       8,610       1,399       278    1,086     35
Federal funds purchased and
 securities sold under
 agreement to repurchase        36,148    39,506     4.64%       4.82%     1,676       1,906        (230)      (71)    (165)     6
Other short-term borrowings      1,562     1,164     5.06%       5.41%        79          63          16        (4)      21     (1)


Total Interest-bearing
 Liabilities                   278,719   254,864     4.22%       4.15%    11,764      10,579       1,185       203      942     40
Interest-free Funds
 Supporting Earning Assets      72,739    63,944

Total Funds Supporting

Earning Assets                 351,458   318,808     3.34%       3.32%    11,764      10,579       1,185       203      942     40

Interest Rate Spread                                 3.78%       3.65%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .88%        .83%

Net Yield on Earning Assets                          4.66%       4.48%    16,363      14,298

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1996 and 1995
                                                            (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest             Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid           Due to  Due To   Rate X
                                 1996     1995    1996 (1)    1995 (1)    1996 (1)     1995 (1)    Variance  Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    169,815   149,940     9.31%       9.38%    15,808      14,070       1,738      (105)   1,857    (14)
Investment securities:
 Taxable                       126,368   114,801     5.93%       5.89%     7,488       6,762         726        46      675      5
 Tax-exempt                     13,999    14,525     8.01%       9.25%     1,121       1,344        (223)     (180)     (50)     7
Federal funds sold and
 securities purchased under
 agreement to resell             8,626    15,136     5.33%       5.83%       460         882        (422)      (76)    (379)    33

Total Earning Assets           318,808   294,402     7.80%       7.83%    24,877      23,058       1,819      (315)   2,103     31

Interest-bearing Liabilities:

Interest-bearing deposits      214,194   196,195     4.02%       4.09%     8,610       8,032         578      (137)     728    (13)
Federal funds purchased and
 securities sold under
 agreement to repurchase        39,506    39,332     4.82%       5.09%     1,906       2,002         (96)     (106)      10      -
Other short-term borrowings      1,164     1,439     5.41%       5.63%        63          81         (18)       (3)     (16)     1


Total Interest-bearing
 Liabilities                   254,864   236,966     4.15%       4.27%    10,579      10,115         464      (246)     722    (12)
Interest-free Funds
 Supporting Earning Assets      63,944    57,436

Total Funds Supporting

Earning Assets                 318,808   294,402     3.32%       3.43%    10,579      10,115         464      (246)     722    (12)

Interest Rate Spread                                 3.65%       3.56%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .83%        .84%

Net Yield on Earning Assets                          4.48%       4.40%    14,298      12,943

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                              INVESTMENT SECURITIES

Investment securities with a par value of $69,965, $55,665, and $66,115 at December 31, 1997, 1996, and 1995, respectively, were pledged to secure public deposits and for other purposes required by law.


The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1997, 1996, and 1995.


                                              December 31, 1997
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $10,252  $   52      $    8      $10,296    6.53%
   One to five years        11,987     125           -       12,112    6.30%

                            22,239     177           8       22,408    6.41%

  Federal agencies
   Within one year           4,995       1          12        4,984    5.11%
   One to five years        23,805     158          18       23,945    6.26%
   After ten years           1,375      21           -        1,396    6.90%

                            30,175     180          30       30,325    6.10%

  State, county and municipal
    One to five years          325      10           -          335    7.85%

  Other-restricted
    Federal Reserve
     Bank Stock                116       -           -          116    6.03%

    Total available
     for sale              $52,855  $  367      $   38      $53,184    6.24%
HELD TO MATURITY
  United States Treasury
   Within one year         $17,703  $   11      $   49      $17,665    5.14%
   One to five years         9,977     131           -       10,108    6.46%

                            27,680     142          49       27,773    5.62%

  Federal agencies
   One to five years        28,235     216          45       28,406    6.34%

  State, county and municipal
   Within one year           1,540       9           -        1,549    8.88%
   One to five years         6,436     214           1        6,649    8.71%
   Six to ten years          5,746     157           -        5,903    7.39%
   After ten years             602      11           -          613    7.39%

                            14,324     391           1       14,714    8.14%

  Total held to maturity   $70,239  $  749      $   95      $70,893    6.42%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

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

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 1997, 1996, 1995, 1994, and 1993 by major classification:


                                        1997      1996      1995      1994      1993

Real estate Loans  - mortgage         $136,441  $111,474  $ 95,451  $ 89,728  $ 84,806
                   - construction       19,653    15,148     5,453     6,328     4,051

Loans to farmers                         1,214     1,328     1,032     1,180       971
Commercial and industrial loans         34,606    28,105    23,133    17,472    14,612
Loans to individuals for household
  family and other consumer
  expenditure                           30,772    29,642    28,095    30,700    28,493
All other loans, including
  overdrafts                               140       236       334       186        87
  Gross Loans                          222,826   185,933   153,498   145,594   133,020
    Less unearned income                (1,105)   (1,058)   (1,094)   (1,231)   (1,286)
    Less reserve for loan losses        (2,879)   (2,370)   (2,242)   (2,220)   (2,170)
     Net loans                        $218,842  $182,505  $150,162  $142,143  $129,564


           MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $160,088 and $129,833 in fixed rate loans as of December 31, 1997 and 1996, respectively. At December 31, 1997, and 1996, fixed rate loans with maturities in excess of one year amounted to approximately $119,281 and $93,017, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1997, 1996, 1995, 1994, 1993:

                                                December 31,
                                   1997    1996    1995    1994    1993
   Nonaccrual loans              $   24  $  377  $  479  $1,062  $1,015

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $  135  $   77  $   87  $   55  $  221

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1997, 1996, and 1995 is as follows:

                                              1997   1996    1995

   Interest included in income during the
   year                                       $  1   $  7    $  2

   Interest which would have been included
   at the original contract rates             $  3   $ 45    $ 60

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

As of December 31, 1997, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".


                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1997, the Company had no foreign loans outstanding.


                            LOAN CONCENTRATIONS

As of the year ended December 31, 1997, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.


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

The Bank's COLI policies were reinsured by Pacific Mutual during the third quarter of 1997. Management received permission from the Office of the Comptroller of the Currency to return this asset to accrual status and to adjust the carrying value during the first quarter of 1998 with the total cash surrender values totalling approximately $85,000 above the carrying value on the bank's books.

As of December 31, 1997, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:


                                                 Year Ended December 31,

                                         1997       1996       1995       1994      1993
Loans (net of unearned income):
  Average loans outstanding for
  the period                           $204,987   $169,815   $149,940   $140,104   $131,599
Reserve for loan losses:
Balance at beginning
    of period                          $  2,370   $  2,242   $  2,220   $  2,170   $  2,029
  Charge-offs:
    Commercial, financial, and
     agricultural                           238        111        133        122        174

    Real Estate - construction
                  and mortgage                5         22          3         57        211

    Loans to individuals                    399        296        313        277        222

      Total charge-offs                $    642   $    429   $    449   $    456   $    607

  Recoveries:
    Commercial, financial, and
     agricultural                           100         47        166         58         96

    Real estate-construction
     and mortgage                           106         15         44         35        108

Loans to individuals                        145        135        151        118         99

      Total recoveries                 $    351   $    197   $    361   $    211   $    303

  Net charge-offs                      $    291   $    232   $     88   $    245   $    304
  Additions charged to operations      $    800   $    360   $    110   $    295   $    445
  Balance at end of period             $  2,879   $  2,370   $  2,242   $  2,220   $  2,170
  Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             .14%       .14%       .06%       .17%       .23%

[FN]
The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $350 during 1998.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1997       1996       1995


 Noninterest bearing demand deposits     57,645     51,249     45,839
 Interest bearing demand deposits        45,844     44,886     43,415
 Savings deposits                        29,894     31,375     33,512
 Time deposits                          165,271    137,733    119,268
  Total deposits                        298,654    265,443    242,034


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1997      1996       1995

  Interest bearing demand deposits        1.70%     1.70%      2.12%
  Savings deposits                        2.70%     2.79%      3.28%
  Time deposits                           5.10%     5.06%      5.04%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1997:

            Time Certificates of Deposit
            Maturity within 3 months or less         $20,196
            Over 3 through 6 months                   10,235
            Over 6 through 12 months                  15,754
            Over 12 months                            10,120
              Total                                   56,305

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                   Year ended December 31,

                                                   1997      1996      1995

   Return on average total assets                  1.28%     1.19%     1.19%
   Return on average stockholders' equity         13.17%    12.15%    12.07%
   Cash dividend payout ratio                     37.32%    35.09%    38.13%
   Average equity to average assets ratio          9.71%     9.83%     9.85%



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

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1997       1996       1995
    agreement to repurchase         $32,366    $33,018    $36,935


The following information relates to short-term borrowings outstanding during 1997, 1996, and 1995:

                          Maximum Amount        Weighted Average
                        Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1997    1996    1995    1997   1996   1995
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $49,506 $45,333 $47,707  4.61%  4.81%  5.10%


                                         Year ended December 31,
                                       1997       1996       1995
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding  $36,148     $39,506    $39,332
  Weighted average interest rate paid  4.64%       4.82%      5.09%

                           ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has nine permanent offices in Horry County. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains
approximately 33,616 square feet.   In addition, the Bank has a 632
square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), and Myrtle Beach in the City of Myrtle Beach (12,000 square feet). Of the nine offices, the bank owns the principal office, the office at Red Hill, Northside, Main Street, Socastee, Aynor, and Myrtle Beach. All other facilities are leased by the Bank under long-term leases with renewal options. In addition to the existing facilities, the Company has purchased, or contracted to purchase, three future office sites. The sites consist of approximately 1.5 acres on Highway 17 south of Myrtle Beach in Murrells Inlet, 1.4 acres on Highway 501 northwest of Conway, and 1.1 acres on Highway 701 north of Conway. An office is scheduled to be constructed and opened on the Highway 501 property during the third quarter of 1998. The company also anticipates building an office on one of the other two sites within the next two years, depending on market conditions.


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1997.

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

        ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On May 13, 1997, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected four directors to serve for a three-year term;
2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, as independent auditors for the Company and its subsidiary for the year ending December 31, 1997; and
3) Amended CNB Corporations' Articles of Incorporation to increase the authorized number of shares of common stock to 1,500,000.


                               PART II

        ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                      RELATED SECURITY HOLDER MATTERS


As of December 31, 1997, there were approximately 641 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company
stock have traded.   The following table sets forth the prices known
to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 25% stock dividend paid during 1997.

                                        1997               1996
                                   High       Low     High      Low

                  First  Quarter  $76.80    $76.80   $71.00   $71.00
                  Second Quarter  $84.00    $76.80   $74.60   $71.00
                  Third  Quarter  $84.00    $84.00   $74.60   $74.60
                  Fourth Quarter  $90.00    $84.00   $76.80   $74.60

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and
1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 25% stock dividend in September, 1997, a 20% stock dividend in September, 1994, a 50% stock dividend in July, 1989, a 20% stock dividend in August, 1987
and a 15% stock  dividend in November, 1985.   There can be no
assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

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



                                                      Year Ended December 31,
                                       1997        1996       1995       1994       1993
Selected Income Statement Data:
Total Interest Income                 $ 27,759   $ 24,496   $ 22,601   $ 19,847   $ 18,719
Total Interest Expense                  11,764     10,579     10,115      7,613      7,369
Net Interest Income                     15,995     13,917     12,486     12,234     11,350
Provision for Possible Loan Losses         800        360        110        295        445
Net Interest Income after
Provision for Possible Loan
  Losses                                15,195     13,557     12,376     11,939     10,905
Total Other Operating Income             3,413      3,015      2,954      2,814      2,735
Total Other Operating Expense           11,041     10,393      9,797      9,599      8,850
Income Before Income Taxes               7,567      6,179      5,533      5,154      4,790
Income Taxes                             2,760      2,095      1,777      1,657      1,493
Net Income                            $  4,807   $  4,084   $  3,756   $  3,497   $  3,297


Per Share:
Net Income Per Weighted Average
 Shares Outstanding*                  $   8.03   $   6.84   $   6.29   $   5.87   $   5.54
Cash Dividend Paid Per Share          $   3.00   $   3.00   $   3.00   $   2.00   $   2.00
 Weighted Average Shares
 Outstanding*                          598,435    596,870    597,275    595,463    595,683

*Restated for stock dividend

Selected Balance Sheet Data:
Assets                                $381,144   $341,818   $324,694   $297,120   $283,380
Net Loans                              218,842    182,505    150,162    142,143    129,564
Investment Securities                  123,423    132,287    138,768    126,613    116,185
Federal Funds Sold                      11,375          -      7,300      3,125     14,400

Deposits:
 Non-Interest-Bearing                 $ 55,422   $ 49,911   $ 44,723   $ 40,986   $ 35,369
Interest-Bearing                       245,905    218,502    206,433    193,207    183,933
 Total Deposits                       $301,327   $268,413   $251,156   $234,193   $219,302
Stockholders' Equity                  $ 37,717   $ 34,496   $ 32,195   $ 28,857   $ 26,820

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 21.3%
from $152,404   at  December 31, 1995 to $184,875 at December 31, 1996; and
19.9% from December 31, 1996 to $221,721 at December 31, 1997. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 1996 and 1997 due to a strong local economy. Loans, net of unearned income, increased as a percentage of total assets from 46.9% at year-end 1995 to 54.1% at year-end 1996 to 58.2% at year-end 1997. Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 45.0% at year-end 1995 to 38.7% at year-end 1996 to 35.3% at year-end 1997 as investments have been utilized to fund the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets decreased from 8.1% in 1995 to 7.2% in 1996 to 6.5% in 1997 as the Bank grew into its expanded infrastructure. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitve rates. Non-interest-bearing demand deposits grew to 14.6% at December 31, 1996 from 13.8% at December 31, 1995, but flattened out to 14.5% at December 31, 1997. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 75.2% at December 31, 1995 to 74.3% at December 31, 1996 and December 31, 1997.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1997, 1996 and 1995:

                                                             December 31,
                                                      1997      1996      1995
Assets:
  Earning assets
    Loans, net of unearned income                   58.2%     54.1%     46.9%
            Investment securities:
          Taxable                                   28.6      34.6      38.3
          Tax-exempt                                 3.7       4.1       4.4
    Federal funds sold and securities
     purchased under agreement to resell             3.0         -       2.3
     Other earning assets                              -         -         -
       Total earning assets                         93.5      92.8      91.9
       Other assets                                  6.5       7.2       8.1
         Total assets                              100.0%    100.0%    100.0%
     Liabilities and stockholders' equity:
    Interest-bearing liabilities:
     Interest-bearing deposits                      64.5%     63.9%     63.6%
      Federal funds purchased and securities
       sold under agreement to repurchase            8.5       9.7      11.4
      Other short-term borrowings                    1.3        .7        .2
       Total interest-bearing liabilities           74.3      74.3      75.2
    Non-interest-bearing deposits                   14.5      14.6      13.8
    Other liabilities                                1.3       1.0       1.1
    Stockholders' equity                             9.9      10.1       9.9
  Total liabilities and stockholders'equity         100.0%    100.0%    100.0%



Results of Operation

CNB Corporation and subsidiary experienced earnings in 1997, 1996 and 1995 of $4,807, $4,084 and $3,756, respectively, resulting in a return of average assets of 1.28%, 1.19%, and 1.19% and a return on average stockholders' equity of 13.17%, 12.15% and 12.07%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $381,144 at December 31, 1997 as compared to $341,818 at December 31, 1996 and $324,694 at December 31, 1995. The following table sets forth the financial highlights for fiscal years 1997, 1996, and 1995.

                            CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)

               December 31,  1996 to 1997   December 31,    1995 to 1996  December 31,
                  1997         Percent         1996            Percent       1995
                              Increase                        Increase
                              (Decrease)                     (Decrease)

Net interest
 income after
 provision for
 loan losses        $ 15,195       12.1%    $ 13,557             9.5%         $ 12,376

Income before
 income taxes          7,567       22.5        6,179            11.7             5,533

Net Income             4,807       17.7        4,084             8.7             3,756
 Per share
 (weighted
 average of
 shares
 outstanding)*      $   8.03       17.4     $   6.84             8.7          $   6.29

Cash dividends
 declared              1,794       25.2        1,433              .1             1,432

 Per share          $   3.00          -     $   3.00               -          $   3.00

Total assets        $381,144       11.5%    $341,818             5.3%         $324,694

Total deposits       301,327       12.3      268,413             6.9           251,156

Loans, net of
 unearned income     221,721       19.9      184,875            21.3           152,404

Investment
 securities          123,423       (6.7)     132,287            (4.7)          138,768

Stockholders'
 equity               37,717        9.3       34,496             7.1            32,195

Book value per
 share* (actual
 number of shares
 outstanding)       $  63.06        9.2     $  57.73             7.0          $  53.94

*Restated for
stock dividend

Ratios(1):

Returns on
 average total
 assets                 1.28%       7.6         1.19%             -               1.19%

Return on
 average
 stockholders'
 equity                13.17%       8.4        12.15%            .7              12.07%

[FN]
(1) For the fiscal years ended December 31, 1997, 1996, and 1995, average total assets amounted to $375,989, $342,182, and $316,002 with average stockholders' equity totaling $36,495, $33,620, and $31,113, respectively.

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

The Bank has maintained   strong  net  interest   margins  in 1997,
1996  and  1995 by  earning adequate yields on loans and
investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $12,943 in 1995 and $14,298 in 1996 to $16,363 in
1997.   During the three-year period,  total fully-tax-equivalent
interest income increased by 7.9% from $23,058 in 1995 to $24,877 in 1996 and increased 13.1% in 1997 to $28,127. Over the same period, total interest expense increased by 4.6% from $10,115 in 1995 to $10,579 in 1996 and increased 11.2% to $11,764 in 1997.
Fully-tax-equivalent net interest income as a percentage of average total earning assets has increased from 4.4% in 1995 to 4.5% in 1996 to 4.7% in 1997. These increases are reflective of strong loan growth and higher loan to deposit ratios in 1996 and 1997.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1997, 1996, and 1995. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                    Interest Rate Sensitivity Analysis

                                                                    Over 1 to 5  Over 5
                              1 Day    90 Days   180 Days   365 Days   Years      Years
Rate Sensitive Assets (RSA)
Federal Funds Sold            11,375         0          0          0          0         0
 Investment Securities             0    11,119      6,305     17,099     81,237     7,547
 Loans(net of non
  -accruals $24)              62,738    16,960      8,606     15,217     82,573    36,708
Total, RSA                    74,113    28,079     14,911     32,316    163,810    44,255
Rate Sensitive
 Liabilities (RSL)
 Deposits:
 Certificates of
  Deposit of                       0    20,196     10,235     15,754     10,120         0
  $100,000 or more
 All Other Time
  Deposits                         0    39,210     30,857     21,805      6,217     2,076
 Money Market
  Deposit Accounts            15,278         0          0          0          0         0
 Securities Sold
  Under Repurchase            27,003        13          0      3,300      2,050         0
       Agreements

 Total, RSL                   42,281    59,419     41,092     40,859     18,387     2,076
 RSA-RSL                      31,832   (31,340)   (26,181)    (8,543)   145,423    42,179
 Cumulative RSA-RSL           31,832       492    (25,689)   (34,232)   111,191   153,370
 Cumulative RSA/RSL             1.75      1.01        .82        .81       1.55      1.75

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $800 in 1997, $360 in 1996 and $110 in 1995. Net loan charge-offs totalled $291 in 1997, $232 in 1996, and $88 in 1995 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.32% at December 31, 1997, 1.30% at December 31, 1996, and 1.49% at December 31, 1995.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $983 at December 31, 1997, $202 at December 31, 1996, and $1,546 at December 31, 1995. The market value of investment securities rose in 1995 as rates retreated, declined modestly in 1996 as market rates rose somewhat, and rose again in 1997 as rates declined. Security gains/(losses) of $(28), $41, and $25 were taken in 1997, 1996, and 1995, respectively, when bonds were sold to provide additional primary liquidity and to manage the bank's interest rate sensitivity position.

Other Income - Other income, net of security sales, increased by 1.5% from $2,929 in 1995 to $2,974 in 1996 and grew 15.7% from
$2,974 in 1996 to $3,441 in 1997. Other income rose in 1996 due to higher volumes in deposit and loan account activity and rose significantly in 1997 due to continued growth in these areas compounded by a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 6.1% from $9,797 in 1995 to $10,393 in 1996 and 6.2% from $10,393 in 1996 to $11,041 in 1997. The components of other expenses are salaries and employee benefits of $5,695, $6,166, and $6,591; occupancy and furniture and equipment expenses of $1,504, $1,759, and $1,698; and other operating expenses of $2,598, $2,468, and $2,752 for 1995, 1996, and
1997, respectively.   The increase in salaries and employee benefits
reflects compensation increments, the increased costs of providing employee benefits, and an increase from 177 to 182 full-time equivalent employees over the three-year period. The addition of the Myrtle Beach office impacted 1996 occupancy and furniture and equipment expense as this was the first full year of operation. During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) announced that the bank insurance fund was fully capitalized and banks were due a rebate of excessive paid-in insurance premiums. The Conway National Bank received a $145 FDIC insurance premium rebate and has experienced significantly lower premiums in 1996 and 1997. Looking ahead, non-interest expense should grow due to the addition of an office to the bank's branch network during the third quarter of 1998 and the expenditure of approximately $175 related to "Year 2000" costs (see Year 2000).

Income Taxes - Provisions for income taxes increased 17.9% from $1,777 in 1995 to $2,095 in 1996 and 31.7% from $2,095 in 1996 to
$2,760 in 1997. The increase in income taxes is primarily due to an increase in income before income taxes of 11.7% from $5,533 in 1995 to $6,179 in 1996 and 22.5% from $6,179 in 1996 to $7,567 in 1997.
Also, the utilization of tax-free income as a percentage of income before income taxes declined in 1996 and 1997.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet
these  needs.   The  bank's liquidity sources include  cash and due
from banks,  federal funds sold and short-term investments.   In
addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis,
to borrow funds  from  the  Federal Reserve System.   The Company
has cash balances on hand of $3,480, $3,078, and $2,927 at December 31, 1997, 1996, and 1995 with liabilities, consisting of cash dividends payable, totalling $1,794, $1,435, and $1,432, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $37,717, $34,496, and $32,195 at December 31, 1997, 1996, and 1995, representing 9.90%, 10.09%, and
9.92% of total  assets, respectively.   At December 31, 1997, the
Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during the third quarter of 1995. This decrease had a positive effect on earnings in 1995, 1996, and 1997, and should favorably impact future years income. (see NET INCOME - Other Expenses). The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

ACCOUNTING ISSUES

In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them more compatible with international standards, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in February 1997. SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company does not have any dilutive common stock or equivalents and accordingly the adoption of SFAS had no effect on earnings per share computations.

The FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

In June, 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for financial statements for periods beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS 131 is not expected to have a material impact on the Company.

In June of 1996 the FASB issued an exposure draft of a proposed statement, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." In August 1997 the FASB distributed a draft of the standards section of the final statement, together with related implementation guidance and examples to members of the Financial Instruments Task Force and other identified parties for comment on the draft's clarity and operationality. Under the proposed standard, all derivatives would be measured at fair value and recognized in the statement of financial position as assets or liabilities. Although the final standard has not been issued, the FASB has expressed publicly that a final statement would be effective for fiscal years beginning after December 15, 1998. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard, if adopted in its present proposed form, would have a significant effect on the Company.

YEAR 2000

The Year 2000 poses a significant challenge for financial institutions because of the way date fields have been historically handled. Older versions of software used a two digit year date field and assumed the first two digits of the year date to be "19". All software applications using this dating method must be replaced or modified to avoid computer systems reverting to the year date of 1900 in the year 2000.

The Board of Directors early in 1997 assigned Year 2000 Project implementation responsibility to the Electronic Data Processing
(EDP) Steering Committee. The EDP Steering Committee is comprised of the following members: President, Executive Vice President, Vice President and Cashier, Vice President-Systems, Vice President-Data Processing, and Assistant Vice President-Systems. The committee meets at least quarterly with the meetings being reviewed by the Board Audit Committee and progress reports made to the full Board. The CPA firm of Tourville, Simpson, & Henderson has been engaged to assist in Year 2000 Plan development, implementation, and examination.

All systems used by the bank have been identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. Testing of all systems to ensure Year 2000 compliance is expected to be completed by December 31, 1998. Anticipated Year 2000 costs are projected to be approximately $175,000.

                       ITEM 8 - FINANCIAL STATEMENTS

















                           CNB CORPORATION AND SUBSIDIARY

                     REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                     CNB CORPORATION AND SUBSIDIARY
                         CONWAY, SOUTH CAROLINA


                                CONTENTS


                                                                     PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     34

FINANCIAL STATEMENTS
   Consolidated balance sheets                                         35
   Consolidated statements of income                                   36
   Consolidated statements of changes in stockholders' equity          37
   Consolidated statements of cash flows                               38

NOTES TO FINANCIAL STATEMENTS                                       39-53

                       Elliott, Davis & Company, LLP
                        Certified Public Accountants
         Members of the American Institute of Certified Public Accountants
                              Greenville, SC
                               Greenwood, SC
                               Anderson, SC
                                Aiken, SC
                               Columbia, SC


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
CNB Corporation
Conway, South Carolina

          We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December
31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                            Elliott, Davis & Company, LLP


January 23, 1998


             Internationally - Moore Stephens Elliott Davis, LLC
     870 S Pleasantburg Drive  P.O. Box 6286  Greenville, SC  29606-6286
               Telephone (864) 242-3370  Telefax (864) 232-7161

                        CNB CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                 (amounts, except share data, in thousands)

                                                        DECEMBER 31,
                                                      1997       1996

ASSETS
CASH AND DUE FROM BANKS                             $ 14,371   $ 14,350
FEDERAL FUNDS SOLD                                    11,375          -
INVESTMENT SECURITIES HELD TO MATURITY
      (fair value $70,893 in 1997 and
       $70,306 in 1996)                               70,239     70,149
INVESTMENT SECURITIES AVAILABLE FOR SALE              53,184     62,138
LOANS                                                222,826    185,933
      Less unearned income                            (1,105)    (1,058)
      Less allowance for loan losses                  (2,879)    (2,370)
            Net loans                                218,842    182,505
PREMISES AND EQUIPMENT                                 6,798      6,866
ACCRUED INTEREST RECEIVABLE                            3,680      3,325
OTHER ASSETS                                           2,655      2,485
                                                    $381,144   $341,818

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits
            Noninterest-bearing                     $ 55,422   $ 49,911
            Interest-bearing                         245,905    218,502
                   Total deposits                    301,327    268,413
      Securities sold under repurchase agreements     32,366     29,018
      Federal Funds purchased                              -      4,000
      United States Treasury demand notes              5,000      2,319
      Other liabilities                                4,707      3,547
      Minority interest in consolidated subsidiary        27         25
                   Total liabilities                 343,427    307,322

COMMITMENTS AND CONTINGENT LIABILITIES -
      Notes 10, 11 and 12

STOCKHOLDERS' EQUITY
      Common stock - $10 par value; authorized
       1,500,000 shares in 1997 and 500,000 shares
       in 1996; issued 598,681 shares in 1997 and
       479,093 shares in 1996                          5,987      4,791
      Capital in excess of par value of stock         24,552     15,697
      Retained earnings                                7,030     14,082
      Net unrealized holding gain on investment
       securities available for sale, net of income
       taxes                                             197         27
                                                      37,766     34,597
      Less 539 shares and 1,075 shares held in
       Treasury at cost                                  (49)      (101)
                   Total stockholders' equity         37,717     34,496
                                                    $381,144   $341,818

The accompanying notes are an integral part of these consolidated financial statements.

                      CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             (amounts, except per share data, in thousands)

                                                     For the years ended
                                                         December 31,
                                                  1997       1996       1995
INTEREST INCOME
      Loans and fees on loans                   $ 19,110   $ 15,808   $ 14,070
      Investment securities
          Taxable                                  7,191      7,488      6,762
          Nontaxable                                 715        740        887
                Total interest on investment
                 securities                        7,906      8,228      7,649
      Federal funds sold                             743        460        882
                Total interest income             27,759     24,496     22,601
INTEREST EXPENSE
      Deposits                                    10,009      8,610      8,032
      Securities sold under repurchase
       agreements                                  1,676      1,906      2,002
      United States Treasury demand notes             79         63         81
                Total interest expense            11,764     10,579     10,115
                Net interest income               15,995     13,917     12,486
PROVISION FOR LOAN LOSSES                            800        360        110
                Net interest income after
                 provision
                for loan losses                   15,195     13,557     12,376
NONINTEREST INCOME
      Service charges on deposit accounts          2,246      1,956      1,795
      Other service and exchange charges           1,195      1,018      1,134
      Gain (loss) on sale of investment
      securities available for sale                  (28)        41         25
                Total noninterest income           3,413      3,015      2,954
NONINTEREST EXPENSES
      Salaries and wages                           5,328      5,031      4,552
      Pensions and other employee benefits         1,263      1,135      1,143
      Occupancy                                      670        719        550
      Furniture and equipment                      1,028      1,040        954
      Liability insurance                            105         79        310
      Office supplies                                366        290        304
      Credit card operations                         624        569        528
      Other operating expenses                     1,653      1,527      1,453
      Minority interest in income of subsidiary        4          3          3
                Total noninterest expenses        11,041     10,393      9,797
                Income before provision for
                 income taxes                      7,567      6,179      5,533
PROVISION FOR INCOME TAXES                         2,760      2,095      1,777
                Net income                      $  4,807   $  4,084   $  3,756
NET INCOME PER SHARE OF COMMON STOCK            $   8.03   $   6.84   $   6.29

The accompanying notes are an integral part of these consolidated financial statements.

                     CNB CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For the years ended December 31, 1997, 1996 and 1995
              (amounts, except share data, in thousands)

                                                                                                   Net unrealized
                                                                                                   holding gain
                                                                 Capital in                        (loss) on
                                                                 excess of                         securities  Total
                                                       Common    par value  Retained   Treasury    available   stockholders'
                                             Shares    stock     of stock   earnings   stock       for sale    equity
BALANCE, DECEMBER 31, 1994                   479,093   $ 4,791   $ 15,659   $  9,107   $   (112)   $   (588)   $ 28,857
           1995
 Net income                                        -         -          -      3,756          -           -       3,756
 Cash dividend, $3.00 per share                    -         -          -     (1,432)         -           -      (1,432)
 Treasury stock transactions (net)                 -         -          -          -        (21)          -         (21)
 Gain on sale of treasury stock                    -         -         17          -          -           -          17
 Net change in unrealized holding
        loss, net of income taxes of $678          -         -          -          -          -       1,018       1,018
BALANCE, DECEMBER 31, 1995                   479,093     4,791     15,676     11,431       (133)        430      32,195
           1996
 Net income                                        -         -          -      4,084          -           -       4,084
 Cash dividend, $3.00 per share                    -         -          -     (1,433)         -           -      (1,433)
 Treasury stock transactions (net)                 -         -          -          -         32           -          32
 Gain on sale of treasury stock                    -         -         21          -          -           -          21
 Net change in unrealized holding
       gain, net of income taxes of $269           -         -          -          -          -        (403)       (403)
BALANCE, DECEMBER 31, 1996                   479,079     4,791     15,697     14,082       (101)         27      34,496
           1997
 Net income                                        -         -          -      4,807          -           -       4,807
 Cash dividend, $3.00 per share                    -         -          -     (1,794)         -           -      (1,794)
 Stock dividend                              119,588     1,196      8,850    (10,046)         -           -           -
 Cash in lieu of fractional shares on
 stock dividend                                    -         -          -        (19)         -           -         (19)
 Treasury stock transactions (net)                 -         -          -          -         52           -          52
 Gain on sale of treasury stock                    -         -          5          -          -           -           5
 Net change in unrealized holding
        gain, net of income taxes of $132          -         -          -          -          -         170         170
BALANCE, DECEMBER 31, 1997                   598,681  $  5,987  $  24,552   $  7,030    $   (49)   $    197    $ 37,717

The accompanying notes are an integral part of these consolidated financial statements.

                      CNB CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (amounts in thousands)

                                                                    For the years ended  December 31,
                                                                        1997       1996       1995
OPERATING ACTIVITIES
Net income                                                            $  4,807   $  4,084   $  3,756
Adjustments to reconcile net income to net cash
 provided by operating activities
      Depreciation                                                         700        757        666
      Provision for loan losses                                            800        360        110
      Provision for deferred income taxes                                   10         89        134
      Loss on sale of premises and equipment                                51          -          -
      Changes in assets and liabilities:
          Increase in accrued interest receivable                         (355)       (38)      (367)
          Increase in other assets                                        (170)       (79)       (65)
          Increase in other liabilities                                  1,036        106          9
          Increase in minority interest in subsidiary                        2          2          3
Net cash provided by operating activities                                6,881      5,281      4,246
INVESTING ACTIVITIES
      Proceeds from sale of investment
        securities available for sale                                    4,707      3,932      4,973
      Proceeds from maturities of investment
        securities held to maturity                                     17,776     19,670      3,474
      Proceeds from maturities of investment
        securities available for sale                                   18,832     11,546      9,755
      Purchases of investment securities
        available for sale                                             (14,301)   (15,921)   (20,198)
      Purchases of investment securities held
        to maturity                                                    (17,866)   (13,418)    (8,346)
      Net (increase) decrease in federal
        funds sold                                                     (11,375)     7,300     (4,175)
      Net increase in loans                                            (37,137)   (32,702)    (8,129)
      Premises and equipment expenditures                                 (683)      (457)    (2,522)
Net cash used for investing activities                                 (40,047)   (20,050)   (25,168)
FINANCING ACTIVITIES
      Dividends paid                                                    (1,794)    (1,432)      (955)
      Net increase in deposits                                          32,914     17,257     16,963
      Increase (decrease) in securities sold
        under repurchase agreements                                      3,348     (7,917)     7,699
      Increase (decrease) in federal
        funds purchased                                                 (4,000)     4,000          -
      Increase (decrease) in United States
        Treasury demand notes                                            2,681      1,553     (1,728)
      Treasury stock transactions (net)                                     57         53         (4)
      Cash in lieu of fractional shares on stock dividend                  (19)         -          -
      Net cash provided by financing activities                         33,187     13,514     21,975
      Net increase (decrease) in cash and due from banks                    21     (1,255)     1,053
CASH AND DUE FROM BANKS, BEGINNING OF YEAR                              14,350     15,605     14,552
CASH AND DUE FROM BANKS, END OF YEAR                                  $ 14,371   $ 14,350   $ 15,605
CASH PAID FOR
      Interest                                                        $ 11,233   $ 10,580   $  9,772
      Income taxes                                                    $  2,665   $  1,915   $  1,727

The accompanying notes are an integral part of these consolidated financial statements.

                       CNB CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that the Company classify debt securities upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and interest income

Interest on loans is accrued and taken into income based upon the interest method. Interest on certain installment loans is accrued and taken into income based upon the sum-of-the-months-digits method. The results from the use of the sum-of-the-months-digits method are not materially different from those that would be obtained using the interest method.









                                 -39-
                                                                (Continued)

The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1997 and 1996, the Company had no impaired loans.

Allowance for loan losses

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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










                                   -40-
                                                             (Continued)

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $338,201, $293,711 and $349,805 were included in the Company's results of operations for 1997, 1996 and 1995, respectively.

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No, 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statements purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Adoption of this standard in 1997 had no affect on net income per share computations. Net income per share is computed on the basis of the weighted average number of common shares outstanding, 598,435 in 1997, 596,870 in 1996, and 597,275 in 1995. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

In September of 1997, the Company's Board of Directors declared a five-for-four stock split effected in the form of a 25 percent common stock dividend. This stock was issued on September 30, 1997, to common stockholders of record on September 12, 1997. Share and per share data have been restated to reflect this stock split.

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











                                   -41-
                                                                 (Continued)

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1997 and 1996 were approximately $5,909,000 and $5,112,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

The book value and approximate fair value of investment securities are summarized as follows (amounts in thousands):

                                                  December 31, 1997
                                      Amortized   Unrealized Holding     Fair
AVAILABLE FOR SALE                    cost        Gains      Losses      value
United States Treasury
        Within one year              $  10,252    $     52   $      8    $  10,296
        One to five years               11,987         125          -       12,112
                                        22,239         177          8       22,408
Federal agencies
        Within one year                  4,995           1         12        4,984
        One to five years               23,805         158         18       23,945
        Six to ten years                 1,375          21          -        1,396
                                        30,175         180         30       30,325
State, county and municipal
        One to five years                  325          10          -          335

Other - restricted
        Federal Reserve Bank stock         116           -          -          116

Total available for sale             $  52,855    $    367   $     38     $ 53,184

HELD TO MATURITY

United States Treasury
        Within one year              $  17,703    $     11   $     49     $ 17,665
        One to five years                9,977         131          -       10,108
                                        27,680         142         49       27,773
Federal agencies
        One to five years               28,235         216         45       28,406

State, county and municipal
        Within one year                  1,540           9          -        1,549
        One to five years                6,436         214          1        6,649
        Six to ten years                 5,746         157          -        5,903
        After ten years                    602          11          -          613
                                        14,324         391          1       14,714
        Total held to maturity       $  70,239    $    749   $     95     $ 70,893


                                                                                                              December 31, 1996
AVAILABLE FOR SALE

United States Treasury
        Within one year              $  15,533    $     52   $     22      $ 15,563
        One to five years               16,262         169         27        16,404
                                        31,795         221         49        31,967
Federal agencies
        One to five years               29,072          48        169        28,951
        After ten years                    784           -         18           766
                                        29,856          48        187        29,717
State, county and municipal
        One to five years                  326          12          -           338

Other - restricted
        Federal Reserve Bank stock         116           -          -           116

        Total available for sale     $  62,093    $    281   $    236      $ 62,138



                                    -43-
                                                                 (Continued)

                                           December 31, 1996
                                Amortized  Unrealized Holding     Fair
                                cost       Gains      Losses      value
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

Investment securities with an aggregate par value of $69,965,000 at December 31, 1997 and $55,665,000 at December 31, 1996 were pledged to secure public deposits and for other purposes.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans by major classification (tabular amounts in thousands):

                                                                                   December 31,
                                                                   1997                                      1996
        Real estate - mortgage                          $                    136,441              $                  111,474
        Real estate - construction                                            19,653                                  15,148
        Commercial and industrial                                             34,606                                  28,105
        Loans to individuals for household, family and
                other consumer expenditures                                   30,772                                  29,642
        Agriculture                                                            1,214                                   1,328
        All other loans, including overdrafts                                    140                                     236
                                                        $                    222,826              $                  185,933

The Company's loan portfolio consisted of $160,088,000 and $129,833,000 in fixed rate loans as of December 31, 1997 and 1996, respectively. At December 31, 1997, fixed rate loans with maturities in excess of one year amounted to $119,281,000.








                                  -44-
                                                                (Continued)

Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

                                               1997       1996       1995
        Balance, beginning of year             $  2,370   $  2,242   $  2,220
        Recoveries of loans previously charged
                against the allowance               351        197        361
        Provided from current year's income         800        360        110
        Loans charged against the allowance        (642)      (429)      (449)

                Balance, end of year           $  2,879   $  2,370   $  2,242

At December 31, 1997 and 1996, non-accrual loans totaled $24,000 and $377,000, respectively. The total amount of interest earned on non-accrual loans was $1,000 in 1997, $7,000 in 1996, and $2,000 in 1995. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $3,000 in 1997, $45,000 in 1996, and $60,000 in 1995. As of
December 31, 1997 and 1996, the Company had no impaired loans.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

                                                                   1997                             1996
        Land and buildings                               $                 8,853           $               8,358
        Furniture, fixtures and equipment                                  5,313                           5,404
                                                                          14,166                          13,762
        Less accumulated depreciation and amortization                     7,370                           6,941
                                                                           6,796                           6,821
        Construction in progress                                               2                              45
                                                         $                 6,798           $               6,866

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $700,000 in 1997, $757,000 in 1996, and $666,000 in
1995.


NOTE 6 - DEPOSITS

At December 31, 1997 and 1996, certificates of deposit of $100,000 or more totaled $56,305,000 and $34,318,000, respectively. Interest expense on these deposits was $2,815,000 in 1997, $1,639,000 in 1996, and $1,182,000 in 1995.













                                  -45-
                                                               (Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows (amounts in thousands):

                                                                                          December 31,
                                                                             1997                              1996
U. S. Government securities with a book value of $38,984
        ($39,242 fair value) and $42,181 ($42,174 fair value)
        at December 31, 1997 and 1996, respectively, are used as
        collateral for the agreements.                             $                32,366           $              29,018

The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted-average interest rate of these agreements was 4.61 and 4.71 percent at December 31, 1997 and 1996, respectively. Securities sold under repurchase agreements averaged $35,815,000 and $39,440,000 during 1997 and 1996, respectively. The maximum amounts outstanding at any month-end were $49,506,000 and $45,333,000 during 1997 and 1996, respectively.

NOTE 8 - LINES OF CREDIT

At December 31, 1997, the Bank had unused short-term lines of credit totaling $17,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

The Company has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Company may borrow up to $5,000,000 under the arrangement at an interest rate of 5.41%. The note is secured by U.S. Treasury Notes with a market value of $6,066,000 at December 31, 1997. The amount outstanding under the note totaled $5,000,000 and $2,319,000 at December 31, 1997 and 1996, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):

                                                       1997                  1996                 1995
                                                 Amount      %         Amount     %         Amount     %
Tax expense at statutory rate                    $  2,573    34.0%     $  2,101   34.0%     $  1,881   34.0%
Increase (decrease) in taxes resulting from:
        Tax exempt interest                          (219)   (2.9)         (253)  (4.1)         (293)  (5.3)
        State bank tax (net of federal benefit)       132     1.8           121    2.0           115    2.1
        Other - net                                   274     3.6           126    2.0            74    1.3

        Tax provision                            $  2,760    36.5%     $  2,095   33.9%     $  1,777   32.1%










                                   -46-
                                                                (Continued)

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                        December 31,
                                                               1997                     1996
Deferred tax assets:
Allowance for loan losses deferred for tax purposes    $               979      $               806
Other                                                                   28                       16
        Gross deferred tax assets                                    1,007                      822
        Less valuation allowance                                     1,007                     (799)
        Net deferred tax assets                                          -                       23

Deferred tax liabilities:

Unrealized net gains on securities available for sale                 (132)                     (18)
Accumulated discount accretion                                        (125)                    (150)
Depreciation for income tax reporting in excess of
        amount for financial reporting                                (330)                    (349)
Other                                                                  (31)                       -
        Gross deferred tax liabilities                                (618)                    (517)
        Net deferred tax liability                     $              (618)     $              (494)

A portion of the change in the net deferred tax liability relates to the change in unrealized net gains on securities available for sale. The related 1997 deferred tax provision of $114,000 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from the current period deferred tax expense.

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

                                       1997       1996       1995
Income taxes currently payable
        Federal                        $  2,487   $  1,828   $  1,484
        State                               223        178        159
                                          2,710      2,006      1,643
Tax consequences of differences
        Loan losses                        (173)       (43)        (7)
        Depreciation                        (15)        39         80
        Change of accounting method           -          -        (13)
        Accretion on investments             22         20         63
        Other                               216         73         11
                Provision              $  2,760   $  2,095   $  1,777









                                   -47-
                                                               (Continued)

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

The contract value of the Company's off-balance-sheet financial instruments is as follows as of December 31, 1997
(amounts in thousands):

                                            Contract
                                             amount
        Commitments to extend credit   $              20,551

        Standby letters of credit      $               1,438

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices that had initial or remaining terms of more than one year. Future minimum rental payments under these leases at December 31, 1997 were (tabular amounts in thousands):

Payable in year ending                                                    Amount
                1998                                             $                    56
                1999                                                                  57
                2000                                                                  58
                2001                                                                   6
                2002 and thereafter                                                   25
                        Total future minimum payments required   $                   202

Lease payments under all operating leases charged to expense totaled $62,000 in 1997, $61,000 in 1996, and $23,000 in 1995. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1997 the Bank's retained earnings were $31,604,000.


NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1997 and 1996, were $1,628,000 and $1,895,000, respectively. During 1997, $86,000 of new loans were made to this group and repayments of $353,000 were received.


NOTE 14 - EMPLOYEE BENEFIT PLAN

The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 1997, 1996 and 1995, $361,000, $336,000, and $266,000, respectively, were charged to operations under the plan.

Supplemental benefits are provided to certain key officers under The Conway National Bank Executive Supplemental Income Plan (ESI) and the Long-Term Deferred Compensation Plan (LTDC). These plans are not qualified under the Internal Revenue Code. The plans are unfunded. However, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                   -49-
                                                              (Continued)

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

                                                                                        To be well capitalized
                                                                 For capital            under prompt corrective
                                                                 adequacy purposes      action provisions
                                              Actual                 Minimum                Minimum
                                         Amount     Ratio        Amount     Ratio       Amount    Ratio
As of December 31, 1997
     Total Capital (to risk
          weighted assets)               $ 38,295   16.98  %     $ 18,046   8.0  %      $ 22,558  10.0  %
     Tier I Capital (to risk
          weighted assets)                 35,475   15.73           9,023   4.0           13,535   6.0
     Tier I Capital (to average assets)    35,475    9.45          15,018   4.0           18,773   5.0

As of December 31, 1996
     Total Capital (to risk
          weighted assets)               $ 34,932   18.47  %     $ 15,132   8.0  %      $ 18,915  10.0  %
     Tier I Capital (to risk
          weighted assets)                 32,568   17.22           7,566   4.0           11,349   6.0
     Tier I Capital (to average assets)    32,568    9.53          13,676   4.0           17,095   5.0

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

                                                           1997                1996
                                                      Carrying  Fair      Carrying   Fair
                                                      amount    value     amount     value
FINANCIAL ASSETS
        Cash and due from banks                       $ 14,371  $ 14,371  $ 14,350   $ 14,350
        Federal funds sold                              11,375    11,375         -          -
        Investment securities held to maturity          70,239    70,893    70,149     70,306
        Investment securities available for sale        53,184    53,184    62,138     62,138
        Loans                                          222,826   219,546   185,933    184,065
FINANCIAL LIABILITIES
        Deposits                                       301,327   301,490   268,413    268,514
        Securities sold under repurchase agreements     32,366    32,420    29,018     29,173
        Federal funds purchased                              -         -     4,000      4,000
        U. S. Treasury demand notes                      5,000     5,000     2,319      2,319
OFF-BALANCE-SHEET INSTRUMENTS
        Commitments to extend credit                    20,551    20,551    11,234     11,234
        Standby letters of credit                        1,438     1,438       906        906

NOTE 17 - PARENT COMPANY INFORMATION

Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

                         CONDENSED BALANCE SHEETS


                                                                                              December 31,
                                                                                  1997                             1996
ASSETS
        Cash                                                            $                 3,480               $      3,078
        Investment in subsidiary                                                         35,646                     32,571
        Land                                                                                348                        245
        Other assets                                                                         37                         37
                                                                        $                39,511               $     35,931
LIABILITIES AND STOCKHOLDERS' EQUITY
        Dividends payable                                               $                 1,794               $      1,435
        Stockholders' equity (net of $49 and $101 of treasury stock)                     37,717                     34,496
                                                                        $                39,511               $     35,931

                  CONDENSED STATEMENTS OF INCOME

                                           For the years ended December 31,
                                             1997        1996        1995
INCOME
     Dividend from bank subsidiary           $  1,934    $  1,548    $  1,549
     Other income                                   -          11           2
                                                1,934       1,559       1,551
EXPENSES
     Sundry                                        34          30          22
     Income before equity in undistributed
      net income of bank subsidiary             1,900       1,529       1,529
EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARY                                    2,904       2,555       2,227
     Net income                              $  4,804    $  4,084    $  3,756

                                                                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                                      For the years ended December 31,
                                                                         1997       1996       1995
OPERATING ACTIVITIES
        Net income                                                       $  4,804   $  4,084   $  3,756
        Adjustments to reconcile net income to net cash provided
                by operating activities
                Equity in undistributed net income of bank subsidiary      (2,904)    (2,555)    (2,227)
                  Net cash provided by operating activities                 1,900      1,529      1,529
INVESTING ACTIVITIES
        Purchase of land                                                     (103)         -          -
FINANCING ACTIVITIES
        Dividends paid                                                     (1,435)    (1,432)      (955)
        Cash in lieu of fractional shares on stock dividend                   (19)         -          -
        Treasury stock transactions (net)                                      57         54         (5)
                  Net cash provided by (used for) financing activities     (1,395)    (1,378)      (960)
                  Net increase in cash                                        402        151        569
CASH, BEGINNING OF YEAR                                                     3,078      2,927      2,358
CASH, END OF YEAR                                                        $  3,480   $  3,078   $  2,927

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited condensed financial data by quarter for 1997 and 1996 is as follows (amounts, except per share data, in thousands):

                                                           Quarter ended
                        1997                March 31    June 30     Sept. 30   Dec. 31
Interest income                             $  6,520    $  6,813    $  7,108   $  7,318
Interest expense                               2,798       2,923       3,022      3,021
     Net interest income                       3,722       3,890       4,086      4,297
Provision for loan losses                        240         210         150        200
     Net interest income after
       provision for loan losses               3,482       3,680       3,936      4,097
Noninterest income                               775         871         993        774
Noninterest expenses                           2,541       2,687       2,621      3,192
     Income before income taxes                1,716       1,864       2,308      1,679
Income taxes                                     603         712         805        640
     Net income                             $  1,113    $  1,152    $  1,503   $  1,039
Net income per share                        $   1.86    $   1.92    $   2.51   $   1.74
     Weighted average shares outstanding     598,198     598,401     598,486    598,435

                                                  Quarter ended
                        1996          March 31   June 30    Sept. 30   Dec. 31
Interest income                       $  5,841   $  6,012   $  6,196   $  6,447
Interest expense                         2,675      2,634      2,631      2,639
     Net interest income                 3,166      3,378      3,565      3,808
Provision for loan losses                   50         90         90        130
     Net interest income after
          provision for loan losses      3,116      3,288      3,475      3,678
Noninterest income                         742        740        846        687
Noninterest expenses                     2,481      2,574      2,489      2,849
     Income before income taxes          1,377      1,454      1,832      1,516
Income taxes                               450        498        611        536
     Net income                       $    927   $    956   $  1,221   $    980
Net income per share                  $   1.55   $   1.60   $   2.05   $   1.64
Weighted average shares outstanding    596,551    596,571    596,630    596,870

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                         MANAGEMENT OF THE COMPANY

Directors

         The Directors and Nominees for election to the Board of Directors of the Company are as follows:

                                  Proposed Present                 Company
                        Director  Term     Principal               Stock Owned
Name (Age)              Since     Expires  Occupation              Number    %
 Willis J. Duncan
      (70)              1958      2000     Chairman of the Board.   33,170(1) 5.55
                                           The President of the
                                           Bank from November
                                           1985 to February 1988.
*W. Jennings Duncan
      (42)              1984      2001     President.  Executive    18,130(2) 3.03
                                           Vice President of the
                                           Bank from November
                                           1985 to February 1988.
*Dr. R. C. Smith
      (83)              1959      2001     Past Chairman of the      1,867      .31
                                           Board. Chairman of the
                                           Board from 1979 to
                                           1985, when he became
                                           Vice Chairman.
                                           Chairman of the Board
                                           from November 1985 to
                                           February 1988.
                                           Retired in 1985 as a
                                           physician with Conway
                                           Internists, P.A. of
                                           Conway,South Carolina.
*James W. Barnette, Jr
      (52)              1984      2001     President of Surfside    4,858(3)   .81
                                           Rent Mart, Inc., a
                                           general rental company
                                           located in Surfside
                                           Beach, S.C., since
                                           1992.  Private real
                                           estate investor from
                                           1988 to 1991.
                                           Previously, Mr.
                                           Barnette was General
                                           Manager of Coastal
                                           Golf Corp., Burning
                                           Ridge Corp., and
                                           Indian Wells Golf
                                           Club, which own and
                                           operate golf courses
                                           in the Myrtle Beach,
                                           South Carolina, area.


       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                        MANAGEMENT OF THE COMPANY (continued)

                                   Proposed Present                 Company
                          Director Term     Principal               Stock Owned
Name    (Age)             Since    Expires  Occupation              Number    %
 Harold G. Cushman, Jr.
        (68)              1963     1999     Retired in 1995 as      20,403(4) 3.41
                                            President of Dargan
                                            Construction Company,
                                            Inc.

 Charles C. Cutts         1945     1999     Retired.                18,123(5) 3.03
       (92)

 Paul R. Dusenbury        1997     2000     Treasurer. Vice            836(6)  .14
       (39)                                 President and Cashier
                                            of the Bank since 1988.

 G. Heyward Goldfinch
       (79)               1976     1999     Retired.  Director       1,937     .32
                                            of Goldfinch's, Inc.,
                                            a funeral home, and of
                                            Hillcrest Cemetery of
                                            Conway, Incorporated.
 John Monroe J. Holliday
       (81)               1969     2000     President of Palmetto   15,234(7) 2.55
                                            Farms Corp. and partner
                                            in Holliday Associates,
                                            diversified agricul-
                                            tural, real estate
                                            development, and retail
                                            companies headquartered
                                            in Horry County, South
                                            Carolina.

 Robert P. Hucks          1993     1999     Executive Vice           1,774(8)  .30
       (52)                                 President.  Served as
                                            Vice President and
                                            Cashier of the Bank
                                            from 1985 to 1988.

 Richard M. Lovelace,Jr.
       (51)               1984     2000     Attorney in private      1,912(9)  .32
                                            practice with Lovelace
                                            & Rogers, PA in Conway,
                                            South Carolina.
*John K. Massey
       (83)               1959     2001     Retired.                 4,722(10) .79

 Howard B. Smith, III
       (49)               1993     1999     Asst. Professor of       2,393     .40
                                            Accounting with Coastal
                                            Carolina University
                                            since January, 1998.
                                            Previously, Mr. Smith
                                            was a practicing
                                            certified public
                                            accountant with Smith,
                                            Sapp,Bookhout,Crumpler,
                                            & Callihan,P.A. in
                                            Myrtle Beach, South
                                            Carolina.

* Nominee for election to the Board of Directors.

     Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. The address of each director or director nominee is c/o The Conway National Bank, Post Office
Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (41 persons), own 148,550 (24.84%) shares of Company stock.

     (1) Includes 10,517 shares held by Harriette B. Duncan (wife).

     (2) Includes 669 shares held by Robin F. Duncan (wife); 2,308 shares held by Ann Louise Duncan(daughter); 2,308 shares held by Mary Kathryn Duncan (daughter); 2,308 shares by Willis Jennings Duncan, V (son); and 2,308 shares by Margaret Brunson Duncan (daughter).

     (3) Includes 4,022 shares held by Janet J. Barnette (wife).

     (4) Includes 17,500 shares held by the Cushman Family Limited partnership; 261 shares held by Dianne C. Cushman (wife); 941 shares held by Marion Shannon Cushman (son); 485 shares held by Frances Faison Cushman (daughter); 485 shares held by Harold G. Cushman, III (son); 62 shares held by Harold G. Cushman, IV (grandson); and 62 shares held by Kara Dawn Cushman (granddaughter).

     (5) Includes 9,611 shares held by Eugenia B. Cutts (wife).

     (6) Includes 125 shares held by Jennifer S. Dusenbury (wife); 37 shares held by Elena Cox Dusenbury (daughter); and 37 shares held by Sarah Cherry Dusenbury (daughter).

     (7) Includes 1,575 shares held by Marjorie R. Holliday Irrevocable Trust
(wife); 4,130 shares held by M. Russell Holliday, Jr. (daughter); 2,472 shares held by Christian M. Holliday Douglas (daughter); 432 shares held by Christian M. H. Douglas, Jr. (granddaughter); 432 shares held by Marjorie Russell Douglas (granddaughter); 432 shares held by David Duvall Douglas, Jr. (grandson); and 605 shares held by David D. and Christian M.H. Douglas Trust (grandchildren).

     (8) Includes 250 shares held by Willie Ann Hucks (wife); 25 shares held by Mariah J. Hucks (daughter); 62 shares held by Norah Leigh Hucks (daughter); and 187 shares held by Robert P. Hucks, II (son).

     (9) Includes 362 shares held by Rebecca S. Lovelace (wife); 235 shares held by Richard Blake Lovelace (son); and 550 shares held by Macon B. Lovelace (son).

     (10) Includes 1,322 shares held by Bertha T. Massey (wife).

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

     The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Four (4) directors in Class I will be elected at the 1998 Annual Meeting to serve for a three (3) year term. Directors in Class II will be elected at the 1999 Annual Meeting to serve for a three (3) year term and Directors in Class III will be elected at the 2000 Annual Meeting to serve for a three (3) year term. Currently, there are thirteen (13) Directors, with four
(4) directors in Class I. The Board of Directors has passed a resolution fixing the total number of Directors at thirteen (13).

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

     In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are Charles C. Cutts, Paul R. Dusenbury, John Monroe J. Holliday, John K. Massey,
Howard B. Smith, III, and Dr. R. C. Smith.   The members of the Loan Committee
are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are James W.
Barnette, Jr., G. Heyward Goldfinch, and John K. Massey.   The members of the
Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

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

     During 1997, the Company's Board of Directors met six (6) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met ten
(10) times; the Audit Committee met nine (9) times; the Loan Committee met twelve (12) times; the Building Committee met three (3) times; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
                                                Position(s) Currently
         Name              Age                    With The Company

    Willis J. Duncan       70               Chairman of the Board (1)

    W. Jennings Duncan     42               President and Director (1)

    Robert P. Hucks        52               Executive Vice President and
                                            Director (1)

    Verta Lee Chestnut     59               Secretary

    Paul R. Dusenbury      39               Treasurer and Director (1)
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

Compensation Committee Report

     The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1997, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table

                        Annual Compensation                    Long-Term
                                                              Compensation
                                                         Awards         Payouts
                                                                  Stock   Long-Term
                                          Other        Restricted Options Incentive
Name and                ($)     ($)       Annual(1)    Stock($)   /SAR'S  Payout    All Other(2)
Principal Position Year Salary  Bonus     Compensation Awards     (#)     ($)       Compensation
W. Jennings Duncan 1997 128,136 25,000    3,386        0          0       0         9,610
President and      1996 121,740 15,640    2,985        0          0       0         9,131
Director of Bank   1995 110,145    865    2,570        0          0       0         7,159

Robert P. Hucks    1997 113,280 22,188    6,000        0          0       0         8,496
Executive Vice     1996 107,628 13,960    6,000        0          0       0         8,072
President and      1995  98,010    865      750        0          0       0         6,371
Director of Bank

Paul R. Dusenbury  1997 105,024 20,688    6,000        0          0       0         7,877
Vice President and 1996  99,780 13,000    6,000        0          0       0         7,484
Cashier of Bank    1995  90,380    865      750        0          0       0         5,875

[FN]
(1) Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.
(2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1997, 1996, and 1995, $361,000, $336,000, and $266,000, respectively, was charged to operations under the plan.

     The Board of Directors of the Bank provides supplemental benefits to certain key officers, including Willis J. Duncan, W. Jennings Duncan, Robert
P. Hucks, and Paul R. Dusenbury, under The Conway National Bank Executive Supplemental Income (ESI) Plan and a Long-Term Deferred Compensation (LTDC) Plan. These plans are not qualified under the Internal Revenue Code. These plans are unfunded, however, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees. Under the provisions of the ESI Plan, the Bank and the participating employees will execute agreements providing each employee (or his beneficiary, if applicable) with a pre-retirement death benefit and a post-retirement annuity benefit. The ESI Plan is designed to provide participating employees with a pre-retirement benefit based on a percentage of the employee's current compensation. The ESI agreement's post-retirement benefit is designed to supplement a participating employee's retirement benefits from Social Security in order to provide the employee with a certain percentage of his final average income at retirement age. While the employee is receiving benefits under the ESI Agreement, the agreement will prohibit the employee from competing with the Bank and will require the participating employee to be available for consulting work for the Bank. The ESI Agreement may be amended or revoked at any time prior to the participating employee's death or retirement, but only with the mutual written consent of the covered employee and the Bank. The ESI Agreements require that the participating employee be employed at the Bank at the earlier of death or retirement to be eligible to receive, or have his beneficiary receive, benefits under the agreement. During 1997, the Board approved a LTDC Plan to be finalized in 1998. Under the LTDC Plan, certain key employees and the Board of Directors may defer a portion of their compensation for their retirement and purchase units which are equivalent in value to one share of the Company's stock at market value. The employee or Director receives appreciation, if any, in the market value of the unit as compared to the initial value per unit.


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

Director Compensation

     Directors who are not Bank officers received $300 for each monthly meeting of the Board of Directors and an additional $100 for each committee meeting attended in 1997. Effective February, 1998, Director compensation for monthly Board meetings was increased to $400.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

                ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of December 31, 1997, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder who is not an officer or director of the Company is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company
Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

Willis J. Duncan                   33,170                     5.6%
1400 Third Avenue
Conway, South Carolina  29526

All Officers and Directors as a Group

(41 persons)  (2)                 148,550                    24.8%
_________________

(1) For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -Directors".

(2) Includes 27 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.




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

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1997 and 1996
Consolidated Statements of Income - Years ended December 31, 1997,
  1996, and 1995
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1997, 1996, and 1995
Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996,
  and 1995
Notes to Consolidated Financial Statements

                    FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the financial statements or in the notes thereto or the required subject matter is not applicable.

                             EXHIBITS

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          EXHIBIT INDEX
Exhibit
Number

  3 Articles of Incorporation - A copy of the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) which was filed with a Form 10-Q Quarterly Report dated June 30, 1997

         By-laws of the Company - A copy of the By-laws of the Company is incorporated herein by reference to Exhibit 3(b) which was filed with a Form 10-Q Quarterly
         Report dated June 30, 1997.

 22 Subsidiaries of the Registrant - A copy of the subsidi-aries of the registrant is incorporated herein by refer-ence to Exhibit 22 which was filed with a Form 10-K Annual Report dated March 28, 1986.

 27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-k for electronic filers (pages 65 and 66).

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

                                         CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 20, 1998.

      Signature                                  Capacity

Willis J. Duncan                      Chairman of the Board


W. Jennings Duncan                    President and Director


Robert P. Hucks                       Executive Vice President and
                                      Director

Verta Lee Chestnut                    Secretary


Paul R. Dusenbury                     Treasurer and Director
                                      (Chief Financial Officer
                                      and Chief Accounting Officer)

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