Form 10-Q
period 1998-03-31
CNB CORP /SC/
filed 1998-05-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act
                                 of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE
    ACT OF 1934


For the quarterly period ended     March 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to


                            	___________________


For Quarter Ended March 31, 1998    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


         South Carolina                              57-0792402
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   P.O. Box 320, Conway, South Carolina            29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (843) 248-5721


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 1998 was 597,900.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1998,               1
           December 31, 1997 and March 31, 1997

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 1998 and 1997

           Consolidated Statement of Changes in Stockholders'              3
           Equity for the Three Months Ended March 31, 1998
           and 1997

           Consolidated Statement of Cash Flows for the Three Months       4
           Ended March 31, 1998 and 1997

           Notes to Consolidated Financial Statements                   5-12

Item 2.    Management's Discussion and Analysis of Financial           13-20
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               21


SIGNATURE                                                                 22

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                        	  1998         1997        1997
ASSETS:
    Cash and due from banks           			$ 15,683    $ 14,371       $ 15,118
    Interest bearing deposits with banks	       0	          0              0
    Investment Securities		             	  63,195   	  70,239	        72,784
      (Fair values of $63,983 at
       March 31, 1998, $70,893 at
       December 31, 1997, and $72,411
       at March 31, 1997)
    Securities Available for Sale      		  59,300	     53,184      	  60,557
      (Amortized cost of $58,874 at
       March 31, 1998, $52,855 at
       December 31, 1997, and $60,885
       at March 31, 1997)
    Federal Funds sold and securities
       purchased under agreement
       to resell		                     		  34,575	     11,375	        12,150
    Loans:
       Gross Loans	                   			 227,140	    222,826	       197,704
       Less unearned income			             (1,089)	    (1,105)     	  (1,022)
         Loans, net of unearned income	   226,051	    221,721	       196,682
       Less reserve for possible
          loan losses	                 		  (3,014)	    (2,879)	       (2,534)
         Net loans				                    223,037   	 218,842	       194,148
    Bank premises and equipment		           6,780	      6,798	         6,702
    Other assets				                        6,654   	   6,335      	   6,211
Total assets					                         409,224   	 381,144      	 367,670

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing	           		  61,743	     55,422	        55,240
       Interest-bearing			                266,447   	 245,905      	 239,787
          Total deposits			               328,190   	 301,327      	 295,027
    Federal funds purchased and
       securities sold under agreement
       to repurchase				                   37,098 	    32,366	        32,312
    Other short-term borrowings		           1,672	      5,000	         2,573
   Obligations under mortgages and
       capital leases			                        0	          0	             4
    Other liabilities			                    3,247	      4,707	         2,271
    Minority interest in subsidiary            28 	        27 	           25
  Total liabilities		            	        370,235   	 343,427      	 332,212
   Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1998 and 500,000 in 1997;
       issued 598,687 in 1998 and
       479,093 in 1997		                	   5,987	      5,987	         4,791
       Surplus				                         24,551	     24,552	        15,699
       Undivided Profits			                 8,266	      7,030      	  15,194
       Net Unrealized Holding		               255	        197      	    (196)
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock	               (70)	       (49)	          (30)
            Total stockholders' equity     38,989   	  37,717      	  35,458
           Total liabilities
             and stockholders' equity     409,224 	   381,144      	 367,670

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                            1998      1997
Interest Income:
  Interest and fees on loans                              $  5,093  $  4,509
  Interest on investment securities:
    Taxable investment securities                            1,687     1,757
    Tax-exempt investment securities                           179       180
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                        228       129
      Total interest income                                  7,187     6,575

Interest Expense:
  Interest on deposits                                       2,742     2,366
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         398       415
  Interest on other short-term borrowings                       26        17
      Total interest expense                                 3,166     2,798
Net interest income                                          4,021     3,777
Provision for possible loan losses                             190       240
Net interest income after provision for possible
  loan losses                                                3,831     3,537
Other income:
  Service charges on deposit accounts                          590       534
  Gains/(Losses) on securities                                   0         0
  Other operating income                                       226       186
      Total other income                                       816       720
Other expenses:
  Minority interest in income of subsidiary                      1         1
  Salaries and employee benefits                             1,661     1,513
  Occupancy expense                                            423       420
  Other operating expenses                                     669       607
      Total operating expenses                               2,754     2,541
Income before income taxes                                   1,893     1,716
  Income tax provision                                         657       603
Net Income                                                   1,236     1,113

  Per share data (1):
  Net income per weighted average shares outstanding      $   2.07  $   1.86

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  65.21  $  59.25

  Weighted average number of shares outstanding            598,098   598,197

  Actual number of shares outstanding                      597,900   598,466

(1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Three Months Ended
                                                           March 31,

                                                      1998           1997
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1	                         				     5,987	         4,791
Issuance of Common Stock				                          None	          None
Balance at end of period				                         5,987	         4,791



Surplus:
Balance, January 1					                             24,552	        15,697
Issuance of Common Stock				                          None	         	None
Gain on sale of treasury stock			                        0	             2
Balance at end of period				                        24,551	        15,699



Undivided profits:
Balance, January 1	                         				     7,030	        14,082
Net Income						                                     1,236	         1,113
Cash dividends declared				                           None	          None
Balance at end of period				                         8,266	        15,194



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1					                                197 	        	  27
Change in net unrealized gains/(Losses)		               58	          (223)
Balance at end of period				                           255	          (196)



Treasury stock:
Balance, January 1				 	                               (49)        		(101)
Purchase of treasury stock				                        (127)	        	  (7)
Reissue of treasury stock				                          106 	           79
Balance at end of period				                           (70)	          (30)



Total stockholders' equity				                      38,989   	     35,458

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                    For the three-month period ended March 31,
                                                      1998        1997
OPERATING ACTIVITIES
  Net income                                        $ 1,236     $  1,113
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        172          167
    Provision for loan losses                           190          240
    Provision for deferred income taxes                  49          (60)
    Loss (gain) on sale of investment
     securities                                           0            0
    (Increase) decrease in accrued interest
     receivable                                        (240)        (407)
    (Increase) decrease in other assets                 (79)           6
    (Decrease) increase in other liabilities            266           (4)
    Increase in minority interest in
     subsidiary                                           1            0

        Net cash provided by operating
          activities                                  1,595        1,055

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0            0
  Proceeds from maturities of investment
   securities held to maturity                       10,440        5,570
  Proceeds from maturities of investment
   securities available for sale                      3,884        3,500
  Purchase of investment securities held to
   Maturity                                          (3,000)      (6,124)
  Purchase of investment securities
   available for sale                               (10,000)      (4,000)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0            0
  (Increase) decrease in federal funds sold         (23,200)     (12,150)
  (Increase) decrease in loans                       (4,330)     (11,807)
  Premises and equipment expenditures                  (154)          (3)

        Net cash provided by (used for)
          investing activities                      (26,756)     (25,014)

FINANCING ACTIVITIES
  Dividends paid                                     (1,794)      (1,433)
  Increase (Decrease) in deposits                    26,863       26,614
  (Decrease) increase in securities sold
    under repurchase agreement                        4,732         (706)
  (Decrease) increase in other
    short-term borrowings                            (3,328)         254
  Increase (decrease)in obligation under
   mortgages and capital leases                           0           (2)

        Net cash provided by (used for)
          financing activities                       26,473       24,727

        Net increase (decrease) in cash
          and due from banks                          1,312          768
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,371       14,350

CASH AND DUE FROM BANKS, MARCH 31, 1998 AND 1997    $15,683     $ 15,118

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 3,200     $  2,601
  Income taxes                                      $   131     $    551

                                    4

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding adjusted for the effect of a 25% stock dividend paid during the third quarter of 1997, 598,098 for the three-month period ended March 31, 1998 and 598,197 for the three-month period ended March 31, 1997.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 1998 and for the years ended December 31, 1997 and 1996 were approximately $6,072, $5,909, and $5,112, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $71,595 at March 31, 1998 and $69,965 at December 31, 1997 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1998 and at December 31, 1997.

                                                  March 31, 1998
			                              Book       Unrealized Holding   Fair
                                 Value        Gains    Losses    Value   	Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year             		$ 9,276	   $   61	    $    4    $ 9,333  6.73%
   One to five years           		 10,974   	   124	         0     11,098  6.09
	    		                         	 20,250	      185	         4     20,431  6.38
  Federal agencies
   Within one year             		  6,157	        6	         5      6,158  5.31
   One to five years	             30,651	      237	        35     30,853  6.13
   Six to ten years	               1,375	       32	         0      1,407  6.90
	    		                         	 38,183	      275	        40     38,418  6.02
  State, county and
  municipal
   One to five years		               325	       10	         0        335  7.85
				                                 325   	    10	         0        335  7.85
  Other Securities(Equity)	          116	        0	         0        116     -
  Total available for sale      	$58,874   	$  470	    $   44    $59,300  6.14%


HELD TO MATURITY
  United States Treasury
   Within one year	             	 13,679 	      35	        20     13,694  5.43
   One to five years		             8,002 	     111	         0      8,113  6.35
				                              21,681       146	        20     21,807  5.77
  Federal agencies
   One to five years	           	 28,312   	   308	        15     28,605  6.25
    				                          28,312	      308         15     28,605  6.25

  State, county and
  municipal
   Within one year	             	  1,304	       21          0      1,325  9.59%
   One to five years		             6,503	      204          1 	    6,706	 8.39
   Six to ten years		              5,240	      143          0	     5,383	 7.44
   After ten years		                 155	        2          0	       157	 7.44
 				                             13,202	      370	         1	    13,571	 8.12
   Total held to maturity	       $63,195   	$  824    $    36	   $63,983	 6.47%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended March 31, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $255 as of March 31, 1998.

                                              December 31, 1997
                    		    		  Book        Unrealized          Fair
                              Value     Gains    Losses       Value   	Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year      	    	$10,252   $   52 	 $     8	     $10,296	 6.53%
   One to five years	        	 11,987      125  	      -     	 12,112	 6.30%
				                           22,239      177 	       8     	 22,408	 6.41%
  Federal agencies
   Within one year          		  4,995        1	       12	       4,984	 5.11%
   One to five years	 	        23,805      158	       18	      23,945	 6.26%
   After ten years		            1,375       21 	       -	       1,396	 6.90%
				                           30,175      180 	      30     	 30,325	 6.10%
  State, county and
  municipal
   One to five years		            325       10 	       -	         335	 7.85%

  Other - restricted
   Federal Reserve
    Bank Stock	              	    116        - 	       -	         116	 6.03%

  Total available for sale   	$52,855   $  367  	$    38     	$53,184  6.24%

HELD TO MATURITY
  United States Treasury
   Within one year 		          17,703       11        49	    	 17,665	 5.14%
   One to five years		          9,977      131         -     	 10,108	 6.46%
				                           27,680      142        49 	     27,773	 5.62%
  Federal agencies
   One to five years         	 28,235      216        45    		 28,406	 6.34%

  State, county and
  municipal
   Within one year		            1,540        9         -    		  1,549	 8.88%
   One to five years		          6,436      214         1	       6,649  8.71%
   Six to ten years 	   	       5,746      157         - 	    	 5,903	 7.39%
   After ten years 	    	         602       11         -    		    613	 7.39%
				                           14,324      391         1    		 14,714	 8.14%
   Total held to maturity    	$70,239   $  749    $   95     	$70,893	 6.42%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $197 as of December 31, 1997.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 1998 and December 31, 1997 by major classification:

                                          March 31,           December 31,
                                            1998                  1997
Real estate loans - mortgage	           	$  137,362	         	$ 136,441
                  - construction		           18,228	         	   19,653
Commercial and industrial loans		            38,101	         	   34,606
Loans to individuals for household,
  family and other consumer expenditures	    31,451   	          30,772
Agriculture					                              1,810	              1,214
All other loans, including overdrafts	          188   	             140
     Gross loans				                        227,140 	           222,826
       Less unearned income			               (1,089)	            (1,105)
       Less reserve for loan losses	         (3,014)	            (2,879)
         Net loans				                      223,037 	           218,842

     Changes in the reserve for loan losses for the quarter ended March 31, 1998 and 1997 and the year ended December 31, 1997 are summarized as follows:

                                                Quarter Ended
                                                  March 31,       December 31,
                                  		          1998         1997      1997
Balance, beginning of period			              $ 2,879   	$ 2,370     $ 2,370
Charge-offs:
   Commercial, financial, and agricultural	       46 	       28         238
   Real Estate - construction and mortgage	        1 	        0           5
   Loans to individuals				                      116	        81         399
       Total charge-offs			   	              $   163	   $   109     $   642
Recoveries:
   Commercial, financial, and agricultural   $    30	   $     5     $   100
   Real Estate - construction and mortgage	        1   	      0         106
   Loans to individuals				                       77   	     28         145
       Total recoveries				                  $   108	   $    33     $   351
Net charge-offs/(recoveries)			              $    55 	  $    76     $   291
Additions charge to operations		   	         $   190	   $   240     $   800
Balance, end of period				                   $ 3,014	   $ 2,534     $ 2,879

Ratio of net charge-offs during the period
 to average loans outstanding during the
 period		                             				       .02%	      .04%        .14%

The entire balance is available to absorb future loan losses.

At March 31, 1998 and December 31, 1997 loans on which no interest was being accrued totalled approximately $165 and $24, respectively; foreclosed real estate totalled $0 and $16, respectively; and loans 90 days past due and still accruing totalled $221 and $135, respectively.

	OTHER INTEREST-BEARING ASSETS

The Bank maintained an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies was remote due to the financial stability of the U.S. subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provided for the assumption of company owned life insurance policies (COLI), such as the Bank's, to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI policies had the option to have a policy reinsured by Pacific Mutual which was expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of the policy.

The Bank's independent external auditors revisited the facts and circumstances regarding the investment in the COLI program and read the related guidance in SFAS No. 5 and SAB Topic 5(Y). There continues to be no significant uncertainties requiring the recognition of a loss contingency.

The Bank's COLI policies were reinsured by Pacific Mutual during the third quarter of 1997. Management received permission from the Office of the Comptroller of the Currency to return this asset to accrual status and to adjust the carrying value during the first quarter of 1998 with the total cash surrender values totalling approximately $85,000 above the carrying value on the bank's books.

As of March 31, 1998, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

Property at March 31, 1998 and December 31, 1997 is summarized as follows:

                                     March 31,         December 31,
                                       1998                1997

Land and buildings                   $  8,852           $  8,853
Furniture, fixtures and equipment       5,292              5,313
Construction in progress                   14                  2
                                     $ 14,158           $ 14,168

Less accumulated depreciation and
   amortization                         7,378              7,370
                                     $  6,780           $  6,798

     Depreciation and amortization of bank premises and equipment charged to operating expense was $172 for the quarter ended March 31, 1998 and $700 for the year ended December 31, 1997.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 1998 and December 31, 1997, certificates of deposit of $100,000 or more included in time deposits totalled approximately $66,316 and $56,305 respectively. Interest expense on these deposits was approximately $874 for the quarter ended March 31, 1998 and $2,815 for the year ended December 31, 1997.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 1998 and December 31, 1997, securities sold under repurchase agreements totalled approximately $37,098 and $32,366. U.S. Government securities with a book value of $38,939 ($39,355 market value) and $38,984 ($39,242 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.59 percent and
4.61 percent at March 31, 1998 and December 31, 1997.

NOTE 8 - LINES OF CREDIT

     At March 31, 1998, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $19,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $6,078 at March 31, 1998. The amount outstanding under the note totalled $1,672 and $5,000 at March 31, 1998 and December 31, 1997, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 1998 and March 31, 1997 on pretax income of $1,893 and $1,716 totalled $657 and $603, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 1998.


     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 1998, commitments to extend credit totalled $21,352; financial standby letters of credit totalled $117; and performance standby letters of credit totalled $1,510. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 1998 and years ended December 31, 1997, 1996 and 1995, $93, $361, $336, and $266,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 1998:
                                                               To be
                                                          well capitalized
                                               For          under prompt
                                         capital adequacy corrective action
                                            purposes         provisions
                             Actual          Minimum           Minimum
                 	     Amount   Ratio   Amount  Ratio     Amount  Ratio
Total Capital (to risk   $39,705  16.73%  $18,984  8.0%     $23,730  10.0%
 weighted assets)
Tier I Capital (to risk   36,739  15.48     9,492  4.0       14,238   6.0
 weighted assets)
Tier I Capital (to avg.   36,739   9.33    15,747  4.0       19,683   5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 1998
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,637
   Investment in subsidiary                                        36,967
   Fixed assets                                                       348
   Other assets                                                        37
                                                                 $ 38,989

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            38,989
                                                                 $ 38,989


                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 1998
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,263
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  1,236







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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal and recurring nature.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 14.9% from $196,682 at March 31, 1997 to $226,051 at March 31, 1998 and have increased as a percentage of total assets from 53.5% to 55.2% over the same period as loan demand has remained strong in our market. Securities and federal funds sold have decreased as a percentage of total assets from 39.6% at March 31, 1997 to 38.4% at March 31, 1998 as we have utilized funds from the investments area to meet the credit needs of the community. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased slightly as a percentage of total assets from 15.0% at March 31, 1997 to 15.1% at March 31, 1998.
However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 65.2% of total assets at March 31, 1997 to 65.1% at March 31, 1998 while securities sold under agreement to repurchase have increased from 8.8% to 9.1% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 1998 and 1997:

			                                        					            March 31,
Assets:							                                         1998      	     1997
Earning assets:
   Loans, net of unearned income			     	              55.2%		         53.5%
   Investment securities				    	                      15.4	            9.8
   Securities Available for Sale			    	               14.5	           16.5
   Federal funds sold and securities purchased
     under agreement to resell				                      8.5	         	  3.3
   Other earning assets					                              -         		    -
      Total earning assets				    	                    93.6          	 93.1
   Other assets						                                   6.4          	  6.9
      Total assets					    	                          100.0%	         100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits				                       65.1%	        	 65.2%
   Federal funds purchased and securities sold
    under agreement to repurchase			     	              9.1	         	  8.8
   Other short-term borrowings				                       .4 	        	   .7
       Total interest-bearing liabilities	    	        74.6   	        74.7
         Noninterest-bearing deposits		     	          15.1          	 15.0
   Other liabilities					      	                         .8	         	   .7
   Stockholders' equity				   	                         9.5 	        	  9.6
       Total liabilities and stockholders' equity   	 100.0%        		100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 1998 and 1997 of $1,236 and $1,113, respectively, resulting in a return on average assets of 1.25% and 1.24% and a return on average stockholders' equity of 12.88% and 13.16%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $41,554 or 11.3% from $367,670 at March 31, 1997 to $409,224 at March 31, 1998. The following table sets forth the financial highlights for the three-month periods ending March 31, 1998 and March 31, 1997:

                               CNB Corporation
                       CNB Corporation and Subsidiary
                            FINANCIAL HIGHLIGHTS
         (All Dollar Amounts, Except Per Share Data, in Thousands)

                      Three-Month Period Ended March 31,

	                                                                 Percent
                                                                  Increase
                                         		  1998       1997     (Decrease)
Net interest income after provision for
    loan losses					                         3,831	     3,537 	    8.3%
Income before income taxes				               1,893   	  1,716 	   10.3
Net Income						                             1,236	     1,113	    11.1
Per Share (1)						                           2.07	      1.86	    11.3
Cash dividends declared				                      0	         0	       0
   Per Share (1)					                            0	         0	       0

Total assets		                        				 409,224   	367,670  	  11.3%
Total deposits		                       			 328,190   	295,027	    11.2
Loans, net of unearned income			           226,051	   196,682	    14.9
Investment securities				                  122,495   	133,341  	  (8.1)
Stockholders' equity					                   38,989	    35,458 	   10.0
    Book value per share (1)    			          65.21	     59.25	    10.1

Ratios (2):
Annualized return on average total assets	    1.25%	     1.24%	     .8%
Annualized return on average stockholders'
  equity		                            				   12.88%	    13.16%	   (2.1)%

(1)	Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

(2)	For the three-month period ended March 31, 1998 and March 31, 1997, average total assets amounted to $394,051 and $358,598 with average stockholders'
equity totaling $38,384 and $33,817, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1998 and 1997. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 1998 and 1997 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 6.3% increase from $3,870 for the three-month period ended March 31, 1997 to $4,113 for the three-month period ended March 31, 1998. During the same period, total fully-tax-equivalent interest income increased by 9.2% from $6,668 to $7,279 and total interest expense increased by 13.2% from $2,798 to $3,166. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .16% from 4.62% for the three-month period ended March 31, 1997 to 4.46% for the three-month period ended March 31, 1998.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                        	CNB Corporation and Subsidiary
	                           Selected Financial Data

                                          Three Months Ended 3/31/98        Three Months Ended 3/31/97
                                        Avg.     Interest     Avg. Ann.    Avg.     Interest   Avg.Ann.
                                      Balance    Income/      Yield or   Balance    Income/    Yield or
                                                 Expense(1)     Rate                Expense(1)   Rate
Assets:
  Earning assets:
   Loans, net of unearned income	     $223,932	   $ 5,093	      9.10%	    $190,868	   $ 4,509	    9.45%
     Securities:
     Taxable                         	 111,894	     1,687	      6.03  	    119,212	     1,757 	   5.90
     Tax-exempt                      	  13,843	       271	      7.83	       13,952	       273	    7.83
   Federal funds sold and
     securities purchased under
     agreement to resell		              19,474	       228	      4.68	       10,800	       129	    4.78
   Other earning assets			                   0	         0	         -	            0 	        0	       -
      Total earning assets		           369,143	     7,279      	7.89	      334,832	     6,668	    7.97
    Other assets	                  			  24,908	                     			     23,766
      Total assets		                 	$394,051		                     		   $358,598

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits        		$257,784      2,742      	4.25	     $233,672	   $ 2,366    	4.05
   Federal funds purchased and
    securities sold under
    agreement to repurchase	         	  35,263	       398	      4.51 	      35,945	       415	    4.62
   Other short-term borrowings	          1,471	        26	      7.07	        1,237	        17	    5.50
   Obligations under mortgages
     and capitalized leases		                0	         0      	   -	            4	         0	    8.00
       Total interest-bearing
         liabilities 			              $294,518	   $ 3,166	      4.30	     $270,858	   $ 2,798	    4.13
   Noninterest-bearing deposits	        57,807	                             50,346
   Other liabilities		               	   3,342		                     		      3,577
   Stockholders' equity			              38,384				                          33,817
         Total liabilities and
           stockholders' equity      	$394,051		                     		   $358,598
   Net interest income as a percent
     of total earning assets	        	$369,143	   $ 4,113	      4.46	     $334,832	   $ 3,870    	4.62

(1)  Tax-equivalent adjustment
     based on a 34% tax rate				                  $    92				                         $    93

Ratios:
Annualized return on average total
  assets			                                 	                   1.25					                         1.24
Annualized return on average
  stockholders' equity	                           	            12.88				                         13.16
Cash dividends declared as a
  percent of net income	                           	               0				                             0
Average stockholders' equity as a
 percent of:
  Average total assets						                                   	9.74 				                         9.43
  Average total deposits					                                  12.16				                         11.91
  Average loans, net of unearned
   income	                              		                     17.14				                         17.72
Average earning assets as a
 percent of average total assets	                              93.68 			                         93.37

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 1998 and 1997
                                                           (Dollars in Thousands)
                                                                                                                             Change
                              Average  Average                           Interest     Interest              Change  Change   Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   223,932   190,868     9.10%       9.45%     5,093       4,509         584     (167)     781       (30)
Investment securities:
 Taxable                      111,894   119,212     6.03%       5.90%     1,687       1,757         (70)      39     (108)       (1)
 Tax-exempt                    13,843    13,952     7.83%       7.83%       271         273          (2)       -       (2)        0
Federal funds sold and
 securities purchased under
 agreement to resell           19,474    10,800     4.68%       4.78%       228         129          99       (3)     104        (2)
Other earning assets                0         0      -           -            0           0           0        -        -         -

Total Earning Assets          369,143   334,832     7.89%       7.97%     7,279       6,668         611     (131)     775       (33)

Interest-bearing Liabilities:

Interest-bearing deposits     257,784   233,672     4.25%       4.05%     2,742       2,366         376      117      244        15
Federal funds purchased and
 securities sold under
 agreement to repurchase       35,263    35,945     4.51%       4.62%       398         415         (17)     (10)      (7)        -
Other short-term borrowings     1,471     1,237     7.07%       5.50%        26          17           9        5        3         1
Mortgage indebtedness and
 obligations under capital-
 ized leases                        0         4        -        8.00%         0           0           0        -        -         -

Total Interest-bearing
 Liabilities                  294,518   270,858     4.30%       4.13%     3,166       2,798         368      112      240        16
Interest-free Funds
 Supporting Earning Assets     74,625    63,974

Total Funds Supporting
Earning Assets                369,143   334,832     3.43%       3.35%     3,166       2,798         368      112      240        16

Interest Rate Spread                                3.59%       3.84%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                   .87%        .78%

Net Yield on Earning Assets                         4.46%       4.62%     4,113       3,870

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

The provision for possible loan losses was $190 for the three-month period ended March 31, 1998 and $240 for the three-month period ended March 31, 1997. Net loan charge-offs totalled $55 for the three-month period ended March 31, 1998 and $76 for the same period in 1997.

The reserve for possible loan losses as a percentage of net loans was 1.35% at March 31, 1998 and 1.31% at March 31, 1997. The provision for possible loan losses decreased from $240 during the first quarter of 1997 to $190 during the first quarter of 1998 due to slight decreases in net loan charge-offs and the rate of loan growth.

Securities Transactions - The bank had no security sales during the first quarter of 1998 or 1997. At March 31, 1998, December 31, 1997, and March 31, 1997 market value appreciation/(depreciation) in the investment portfolio totalled $1,214, $983, and $(701), respectively. As indicated, market value increased in 1997 and 1998 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 13.3% from $720 for the three-month period ended March 31, 1997 to $816 for the three-month period ended March 31, 1998 primarily due to an increase in deposit account volumes, higher merchant discount income, and a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 8.4% from $2,541 for the three-month period ended March 31, 1997 to $2,754 for the three-month period ended March 31, 1998. The major components of other expenses are salaries and employee benefits which increased 9.8% from $1,513 to $1,661; occupancy expense which increased .7% from $420 to $423; and other operating expenses which increased by 10.2% from $607 to $669. Occupancy expense has remained flat as depreciation expense has only increased 3.0% from $167 during the first quarter of 1997 to $172 for the same period in 1998. Salaries and employee benefits expense has increased due to an increase of full-time-equivalent employees from 179 at March 31, 1997 to 190 at March 31, 1998 as the bank prepares to open the new "501 North Office" in the late fall of 1998.

Income Taxes - Provisions for income taxes increased 9.0% from $603 for the three-month period ended March 31, 1997 to $657 for the three-month period ended March 31, 1998. Income before income taxes less interest of tax-exempt investment securities increased by 11.6% from $1,536 for the three-month period ended March 31, 1997 to $1,714 for the same period in 1998. State tax liability increased as income before income taxes increased 10.3% from $1,716 to $1,893 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $38,989, $37,717, $34,496, and $32,195 at
March 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, representing 9.53%, 9.90%, 10.09%, and 9.92% of total assets, respectively.
At March 31, 1998, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 25% stock dividend on September 12, 1997.
The Board continued to pay a $3.00 per share annual cash dividend at year-end 1997 on the increased number of outstanding shares which has the effect of increasing the cash dividend payout ratio and cash dividend yield.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of
general purpose financial statements.   SFAS 130 requires that all items that
are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

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

All systems used by the bank have been identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. Testing of all systems to ensure Year 2000 compliance is expected to be completed by December 31, 1998. Anticipated Year 2000 costs are projected to be approximately $200,000.

                           EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.


	EXHIBIT INDEX

Exhibit
Number

  27		Financial Data Schedule - Article 9 Financial Data Schedule for
	       10-Q for electronic filers (pages 23 and 24).


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



Date:  May 13, 1998