Form 10-Q
period 1998-06-30
CNB CORP /SC/
filed 1998-08-13
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to


                        	___________________

For Quarter Ended June 30, 1998    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


          South Carolina                             57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

  P.O. Box 320, Conway, South Carolina               29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 1998 was 597,727.

CNB Corporation
                                                                       Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 1998,               1
           December 31, 1997 and June 30, 1997

           Consolidated Statement of Income for the Three Months          2
           and Six Months Ended June 30, 1998 and 1997

           Consolidated Statement of Comprehensive Income                 3
           for the Three Months and Six Months Ended
           June 30, 1998 and 1997

           Consolidated Statement of Changes in Stockholders'             4
           Equity for the Six Months Ended June 30, 1998
           and 1997

           Consolidated Statement of Cash Flows for the Six Months        5
           Ended June 30, 1998 and 1997

           Notes to Consolidated Financial Statements                  6-12

Item 2.    Management's Discussion and Analysis of Financial          13-25
           Condition and Results of Operations


Item 4.    Submission of Matters to a Vote of Security Holders           25


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              25


SIGNATURE                                                                26

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         June 30,  December 31,  June 30,
                                            1998        1997         1997
ASSETS:
    Cash and due from banks		            $ 16,057   $ 14,371   $   15,981
    Interest bearing deposits with banks	      	0	         0	           0
    Investment Securities			               62,304     70,239	      68,734
      (Fair values of $63,056 at
       June 30, 1998, $70,893 at
       December 31, 1997, and $68,834
       at June 30, 1997)
    Securities Available for Sale		        65,240     53,184       62,184
      (Amortized cost of $64,895 at
       June 30, 1998, $52,855 at
       December 31, 1997, and $62,186
       at June 30, 1997)
    Federal Funds sold and securities
       purchased under agreement
       to resell					                      30,825     11,375	      14,350
    Loans:
       Gross Loans			                    	233,613    222,826      207,786
       Less unearned income		              (1,112)    (1,105)      (1,075)
         Loans, net of unearned income	   232,501    221,721      206,711
       Less reserve for possible
          loan losses			                   (3,094)	   (2,879)      (2,707)
         Net loans				                    229,407    218,842      204,004
    Bank premises and equipment		           6,816      6,798	       6,957
    Other assets				                        7,043      6,335        6,344
    Total assets			                       417,692    381,144      378,554
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing			             68,590     55,422       60,455
    Interest-bearing			                   269,150    245,905      243,344
      Total deposits			                   337,740    310,327      303,799
    Federal funds purchased and
       securities sold under agreement
       to repurchase				                   31,898    	32,366       31,489
    Other short-term borrowings		           4,503      5,000        3,866
    Other liabilities				                   3,052	     4,707     	  2,540
    Minority interest in subsidiary		          29   	     27           26
      Total liabilities				               377,222    343,427      341,720
 Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1998 and 500,000 in 1997;
       issued 598,687 in 1998 and
       issued 479,093 in 1997    		         5,987	     5,987	       4,791
       Surplus					                        24,552	    24,552	      15,701
       Undivided Profits			                 9,812	     7,030       16,348
       Net Unrealized Holding			              206	       197           (2)
        Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock	               (87)       (49)          (4)
            Total stockholders' equity     40,470     37,717       36,834
         Total liabilities
               and stockholders' equity   417,692    381,144      378,554

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)

                                      	        Three Months Ended  Six Months Ended
                                                    June 30,            June 30,
                               								         1998		    1997      1998        1997
Interest Income:
  Interest and fees on loans				                $  5,250  $  4,690  $  10,343 $  9,199
  Interest on investment securities:
    Taxable investment securities			               1,762     1,825     3,449     3,582
    Tax-exempt investment securities		               170       176       349       356
    Other securities						                             3         3         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell	       	     369       170       597       299
      Total interest income	       			             7,554     6,864    14,741    13,439
Interest Expense:
  Interest on deposits					                        2,876     2,509     5,618     4,875
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase						                                 389       395       787       810
  Interest on other short-term borrowings	     	      17        18        43        35

      Total interest expense				                   3,282     2,922     6,448     5,720
Net interest income				                            4,272     3,942     8,293     7,719
Provision for possible loan losses	           		     175       210       365       450

Net interest income after provision for
  possible loan losses	                			     	   4,097     3,732     7,928     7,269
Other income:
  Service charges on deposit accounts	         	     556       526     1,146     1,060
  Gains/(Losses) on securities                         0         0         0         0
  Other operating income				                         407       293       633       479
      Total other income		                    		     963       819     1,779     1,539

Other expenses:
  Minority interest in income of subsidiary	           1         1         2         2
  Salaries and employee benefits			                1,703     1,563     3,364     3,076
  Occupancy expense					                             394       424       817       844
  Other operating expenses				                       660       699     1,329     1,306
      Total operating expenses		                   2,758     2,687     5,512     5,228
Income before income taxes				                     2,302     1,864     4,195     3,580
  Income tax provision					                          756       712     1,413     1,315
Net Income				                               			   1,546     1,152     2,782     2,265

  Per share data (1):
  Net income per weighted average shares
    outstanding						                            $  2.58   $  1.93   $  4.65   $  3.79
  Cash dividend paid per share			                $     0   $     0   $     0   $     0
  Book value per actual number of shares
    outstanding					                             $ 67.71   $ 61.51   $ 67.71   $ 61.51
  Weighted average number of shares outstanding  597,933   598,401   597,933   598,401

   Actual number of shares outstanding	        	 597,727   598,819   597,727   598,819

(1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

                        CNB Corporation and Subsidiary
                Consolidated Statement of Comprehensive Income
           (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)



                                         Three Months      Six Months
                                            Ended              Ended
                                            June 30,          June 30,
                                        1998       1997   1998       1997
Net Income                              $1,546   $1,152   $2,782   $2,265

Other comprehensive income, net of tax

   Unrealized gains/(losses)
     on securities:
      Unrealized holding gains/(losses)    (49)     195       9      (29)
       during period

Net Comprehensive Income                $1,497   $1,347   $2,791   $2,236


                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                            June 30,

                                                     1998        1997
Common Stock:
 $10 par value; 1,500,000 shares authorized in
 1997 and 500,000 in 1996;
Balance, January 1					                              5,987		      4,791
Issuance of Common Stock				                          None	        None
Balance at end of period				                         5,987	       4,791



Surplus:
Balance, January 1					                             24,552	      15,697
Issuance of Common Stock				                         	None	      	 None
Gain on sale of treasury stock			                     None	           4
Balance at end of period				                        24,552	      15,701



Undivided profits:
Balance, January 1			                         		     7,030	      14,082
Net Income							                                    2,782	      	2,265
Cash dividends declared					                          None	        None
Balance at end of period				                         9,812	      16,348



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1		                         			       197 		        27
Change in net unrealized gains/(Losses)		                9	         (29)
Balance at end of period				                           206	          (2)



Treasury stock:
Balance, January 1	                         				       (49)	     	 (101)
Purchase of treasury stock					                       (160)	     	  (12)
Reissue of treasury stock				                          122 	        109
Balance at end of period				                           (87)	         (4)



Total stockholders' equity		                  		    40,470 	     36,834

Note:  Columns may not add due to rounding.

                        CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                       For the six-month period ended June 30,
                                                      1998        1997
OPERATING ACTIVITIES
  Net income                                        $ 2,782     $ 2,265
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        329         324
    Provision for loan losses                           365         450
    Provision for deferred income taxes                (136)         70
    Loss (gain) on sale of investment
     securities                                           0           0
    (Increase) decrease in accrued interest
     receivable                                        (670)       (604)
    (Increase) decrease in other assets                 (38)         70
    (Decrease) increase in other liabilities             96         322
    Increase in minority interest in
     subsidiary                                           2           1

        Net cash provided by operating
          activities                                  2,730       2,898

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0           0
  Proceeds from maturities of investment
   securities held to maturity		               	     11,715      10,875
  Proceeds from maturities of investment
   securities available for sale				                  4,944	     	6,500
  Purchase of investment securities held to

   maturity                        			               (3,780)     (9,460)
  Purchase of investment securities
   available for sale					                          (17,000)     (6,546)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (19,450)    (14,350)
  (Increase) decrease in loans                      (10,780)    (21,836)
  Premises and equipment expenditures                  (347)       (415)

        Net cash provided by (used for)
          investing activities                      (34,698)    (35,232)

FINANCING ACTIVITIES
  Dividends paid                                     (1,794)     (1,433)
  Increase (Decrease) in deposits                    36,413      35,386
  (Decrease) increase in securities sold
    under repurchase agreement                         (468)     (1,529)
  (Decrease) increase in other
    short-term borrowings                              (497)      1,547
  Increase (decrease)in obligation under
   mortgages and capital leases                           0          (6)

        Net cash provided by (used for)
          financing activities                       33,654      33,965

        Net increase (decrease) in cash
          and due from banks                          1,686       1,631
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,371      14,350

CASH AND DUE FROM BANKS, JUNE 30, 1998 AND 1997     $16,057     $15,981

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 6,285     $ 5,358
  Income taxes                                      $ 1,344     $ 1,326

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding adjusted for the effect of a 25% stock dividend paid during the third quarter of 1997, 597,933 for the six-month period ended June 30, 1998 and 598,401 for the six-month period ended June 30, 1997.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances  either at the
  Bank or on deposit with the Federal Reserve Bank.   The average amount of
  these reserve balances for the six-month period ended June 30, 1998 and for the years ended December 31, 1997 and 1996 were approximately $6,418, $5,909, and $5,112, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $80,904 at June 30, 1998 and $69,965 at December 31, 1997 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 1998 and at December 31, 1997.

                                            June 30, 1998
   				                      Book   Unrealized Holding  Fair
                             Value  Gains       Losses  Value    Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year	        $ 9,291 $   40	      $    2	 $ 9,329	 6.52%
   One to five years	        9,969	   109	           0	  10,078	 6.11
			    	                    19,260	   149	           2	  19,407	 6.31
  Federal agencies
   Within one year	          7,162	    21            0    7,183	 5.93
   One to five years	       38,032	   204           35 	 38,201	 6.04
			    	                    45,194	   225           35	  45,384	 6.02
  State, county and
  municipal
   Within one year		             0	     0	           0	       0	  -
   One to five years   	       325	     8	           0	     333	 7.85
                    				       325	     8	           0	     333	 7.85
  Other Securities(Equity)     116	     0	           0	     116	  -
  Total available for sale $64,895	$  382	      $   37 	$65,240	 6.10%

HELD TO MATURITY
  United States Treasury
   Within one year	         11,681	    40	           8	  11,713	 5.61%
   One to five years	        7,004 	   78            0    7,082  6.26
				                        18,685	   118	           8	  18,795	 5.85
  Federal agencies
   Within one year	          1,029	     0	           3	   1,026	 5.48%
   One to five years        29,252    320            9   29,563  6.25
 				                       30,281	   320           12 	 30,589	 6.23
  State, county and
  municipal
   Within one year	          1,228	    20	           0	   1,248	 9.55%
   One to five years	        6,616	   173	           2	   6,787	 8.10
   Six to ten years          5,339    141            0    5,480  7.43
   After ten years   	         155      2	           0      157	 7.44
				                        13,338    336            2	  13,672	 7.96
   Total held to maturity  $62,304 $  774       $   22	 $63,056  6.48%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended June 30, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $206 as of June 30, 1998.

                                       December 31, 1997
		               	           Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year	         $10,252	   $   52 	$     8	     $10,296	 6.53%
   One to five years	        11,987	      125 	      -	      12,112	 6.30
				                         22,239	      177 	      8	      22,408  6.41
  Federal agencies
   Within one year	          	4,995	        1	      12 	      4,984	 5.11
   One to five years	        23,805	      158	      18	      23,945	 6.26
    After ten years	          1,375	       21 	      -	       1,396	 6.90
				                         30,175       180 	     30	      30,325  6.10
  State, county and
  municipal
   One to five years	           325	       10 	      -	         335	 7.85

  Other - restricted
   Federal Reserve
    Bank Stock                  116         -        -          116  6.03%

  Total available for sale  $52,855	   $  367 	$    38	     $53,184	 6.24%

HELD TO MATURITY
  United States Treasury
   Within one year           17,703        11       49       17,665  5.14%
   One to five years	         9,977	      131 	      -	      10,108	 6.46
                             27,680       142       49       27,773  5.62
  Federal agencies
   One to five years         28,235       216       45       28,406  6.34

  State, county and
  municipal
   Within one year		          1,540	        9	       -	       1,549	 8.88
   One to five years          6,436       214        1        6,649  8.71
   Six to ten years 		        5,746	      157	       -	       5,903	 7.39
   After ten years 	            602	       11	       -	         613	 7.39
				                         14,324	      391 	      1	      14,714	 8.14
   Total held to maturity   $70,239	   $  749	 $    95	     $70,893	 6.42%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended December 31, 1997, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $197 as of December 31, 1997.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1998 and December 31, 1997 by major classification:

                                           June 30,           December 31,
                                             1998                 1997
Real estate loans - mortgage			            $  140,378		          $ 136,441
                  - construction		             16,953		             19,653
Commercial and industrial loans		              41,064		             34,606
Loans to individuals for household,
  family and other consumer expenditures	      32,356		             30,772
Agriculture						                               2,697		              1,214
All other loans, including overdrafts	            165 		               140
     Gross loans					                         233,613 		           222,826
       Less unearned income			                 (1,112)		            (1,105)
       Less reserve for loan losses		          (3,094)              (2,879)
         Net loans				                        229,407 		           218,842

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 1998 and 1997 and the year ended December 31, 1997 are summarized as follows:

                                   	Quarter Ended    Six Months Ended  December
                                          June 30,          June 30,         31,
                              	     1998        1997  1998        1997    1997
Balance, beginning of period        $ 3,014  $ 2,534  $ 2,879  $ 2,370  $ 2,370
Charge-offs:
   Commercial, financial,
    and agricultural		             	     25       36       71       64      238
   Real Estate - construction
    and mortgage				                     	9        4       10        4        5
   Loans to individuals			              109       76      225      157      399
       Total charge-offs		          $   143  $   116  $   306  $   225  $   642
Recoveries:
   Commercial, financial, and
    agricultural	                			$     4  $    17  $    34  $    22  $   100
   Real Estate - construction
    and mortgage			                       3       14        4       14      106
   Loans to individuals			               41       48      118       76      145
       Total recoveries			          $    48  $    79  $   156  $   112  $   351
Net charge-offs/(recoveries)		      $    95  $    37  $   150  $   113  $   291
Additions charge to operations	     $   175  $   210  $   365  $   450  $   800
Balance, end of period			           $ 3,094  $ 2,707	 $ 3,094  $ 2,707	 $ 2,879
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period	         .05%     .02%     .07%     .06%     .14%

The entire balance is available to absorb future loan losses.

At June 30, 1998 and December 31, 1997 loans on which no interest was being accrued totalled approximately $22 and $24, respectively and foreclosed real estate totalled $0 and $16, respectively; and loans 90 days past due and still accruing totalled $109 and $135, respectively.

	OTHER INTEREST-BEARING ASSETS
The Bank maintained an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies was remote due to the financial stability of the U.S. subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (US) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provided for the assumption of company owned life insurance policies (COLI), such as the Bank's, to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI policies had the option to have a policy reinsured by Pacific Mutual which was expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of the policy.

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

As of June 30, 1998, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 1998 and December 31, 1997 is summarized as follows:
                                      June 30,         December 31,
                                       1998                1997

Land and buildings                   $  8,949           $  8,853
Furniture, fixtures and equipment       5,320              5,313
Construction in progress                   82                  2
                                     $ 14,351           $ 14,168
Less accumulated depreciation and
   amortization                         7,535              7,370
                                     $  6,816           $  6,798

     Depreciation and amortization of bank premises and equipment charged to operating expense was $157 and $329 for the quarter ended and the six month period ended June 30, 1998, respectively and $700 for the year ended December 31, 1997.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 1998 and December 31, 1997, certificates of deposit of $100,000 or more included in time deposits totaled approximately $64,238 and $56,305 respectively. Interest expense on these deposits was approximately $883 and $1,757 for the quarter ended and the six-month period ended June 30, 1998 and $2,815 for the year ended December 31, 1997.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 1998 and December 31, 1997, securities sold under repurchase agreements totaled approximately $31,898 and $32,366. U.S. Government securities with a book value of $40,968 ($41,300 market value) and $38,984 ($39,242 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.41 percent and 4.61 percent at June 30, 1998 and December 31, 1997.

NOTE 8 - LINES OF CREDIT

     At June 30, 1998, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $19,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $6,891 at June 30, 1998. The amount outstanding under the note totaled $4,503 and $5,000 at June 30, 1998 and December 31, 1997, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 1998 and June 30, 1997 on pretax income of $2,302 and $1,864 totalled $756 and $712 respectively. Income tax expense for the six-month period ended June 30, 1998 and June 30, 1997 on pretax income of $4,195 and $3,580 totalled $1,413 and $1,315 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 1998.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 1998, commitments to extend credit totalled $21,710; financial standby letters of credit totalled $67; and performance standby letters of credit totalled $728. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

         The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 1998 and years ended December 31, 1997, 1996 and 1995, $94, $187, $367, $336, and $266,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage
Capital ratio) and minimum ratios of Tier I and total capital to risk-
weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are presented in the table below as of June 30, 1998:
                                                                To be
                                                           well capitalized
                                               For           under prompt
                                        capital adequacy  corrective action
                                           purposes          provisions
                            Actual           Minimum           Minimum
                        Amount  Ratio   Amount 	  Ratio   	Amount  Ratio
Total Capital (to risk	 $41,351 16.92%  $19,556   8.0%	    $24,445 10.0%
 weighted assets)
Tier I Capital (to risk  38,295 15.67     9,778	  4.0		     14,667  6.0
 weighted assets)
Tier I Capital (to avg.	 38,295  9.51    16,109   4.0		     20,136  5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 1998
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,716
   Investment in subsidiary                                        38,472
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 40,470

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            40,470
                                                                 $ 40,470

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 1998
                                      (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  2,818
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (36)
   Net Income                                                    $  2,782







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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 12.5% from $206,711 at June 30, 1997 to $232,501 at June 30, 1998 and have increased as a percentage of total assets from 54.6% to 55.7% over the same period as loan demand has remained solid in our market. Correspondingly, securities and federal funds sold have decreased as a percentage of total assets from 38.4% at June 30, 1997 to 37.9% at June 30, 1998. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased slightly as a percentage of total assets from 16.0% at June 30, 1997 to 16.4% at June 30, 1998. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have increased from 64.3% of total assets at June 30, 1997 to 64.5% at June 30, 1998 while securities sold under agreement to repurchase have decreased from 8.3% to 7.6% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 1998 and 1997:

                                       								           June  30,
Assets:							                                       1998 		       1997
  Earning assets:
   Loans, net of unearned income			                  55.7%	    	   54.6%
     Investment securities				                       14.9	         18.2
   Securities Available for Sale			                  15.6	     	   16.4
     Federal funds sold and securities purchased
     under agreement to resell			                    	7.4		         3.8
     Other earning assets				                           - 	           -
       Total earning assets				                      93.6	         93.0
    Other assets						                                6.4     		    7.0
       Total assets					                            100.0%	    	  100.0%
 Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits				                     64.5%	   	    64.3%
   Federal funds purchased and securities sold
    under agreement to repurchase			                  7.6	    	     8.3
   Other short-term borrowings	                       1.1     		    1.0
      Total interest-bearing liabilities	    	       73.2     		   73.6
          Noninterest-bearing deposits		             16.4		        16.0
     Other liabilities						                           .7	     	     .7
     Stockholders' equity				                         9.7 	    	    9.7
         Total liabilities and stockholders' equity 100.0%		   100.0%


RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 1998 and 1997 of $1,546 and $1,152, respectively, resulting in a return on average assets of 1.50% and 1.23% and a return on average stockholders' equity of 15.57% and 12.83%.

CNB Corporation experienced earnings for the six-month period ended June 30, 1998 and 1997 of $2,782 and $2,265, respectively, resulting in a return on average assets of 1.38% and 1.24% and a return on average stockholders' equity of 14.25% and 12.99%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $39,138 or 10.3% from $378,554 at June 30, 1997 to $417,692 at June 30, 1998. The
following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 1998 and June 30, 1997:

                           CNB Corporation
                   CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
            (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period          Six-Month Period
                                         Ended June 30,              Ended June 30,
                                                  Percent                    Percent
                                                  Increase                   Increase
                                   1998     1997 (Decrease)   1998     1997 (Decrease)
Net interest income after
    provision for loan losses	     4,097	   3,732    9.8%     7,928    7,269   9.1%
Income before income taxes	        2,302	   1,864   23.5      4,195    3,580  17.2
Net Income				                     1,546	   1,152   34.2      2,782    2,265  22.8
Per Share(1)    			                 2.58	    1.93   33.7       4.65     3.79  22.7
Cash dividends declared		              0	       0      -          0        0     -
   Per Share(1)    			                 0	       0      -          0        0     -

Total assets			                  417,692  378,554   10.3%   417,692  378,554  10.3%
Total deposits	             		   337,740  303,799   11.2    337,740  303,799  11.2
Loans, net of unearned income	   232,501  206,711   12.5    232,501  206,711  12.5
Investment securities and
    securities available for
    sale                         127,544  130,918   (2.6)   127,544  130,918  (2.6)
Stockholders' equity	             40,470   36,834    9.9     40,470   36,834   9.9
    Book value per share(1)        67.71    61.51   10.1      67.71    61.51  10.1

Ratios (2):
Annualized return on average
    total assets	                   1.50%    1.23%  22.0%      1.38%    1.24% 11.3%

Annualized return on average
    stockholders' equity	          15.57%   12.83%  21.4%     14.25%   12.99%  9.7%


(1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

(2) For the three-month period ended June 30, 1998 and June 30, 1997, average total assets amounted to $412,179 and $373,364 with average stockholders' equity totaling $39,714 and $35,903, respectively. For the six-month period ended June 30, 1998 and June 30, 1997, average total assets amounted to $403,115 and $365,981 with average stockholders' equity totaling $39,049 and $34,860, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1998 and 1997. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun-earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 1998 and 1997 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 8.1% increase from $4,032 for the three-month period ended June 30, 1997 to $4,360 for the three-month period ended June 30, 1998. During the same period, total fully-tax-equivalent interest income increased by 9.9% from $6,954 to $7,642 and total interest expense increased by 12.3% from $2,922 to $3,282. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .11% from 4.63% for the three-month period ended June 30, 1997 to 4.52% for the three-month period ended June 30, 1998.

Fully-tax-equivalent net interest income showed a 7.2% increase from $7,902 for the six-month period ended June 30, 1997 to $8,473 for the six-month period ended June 30, 1998. During the same period, total fully-tax-equivalent interest income increased by 9.5% from $13,622 to $14,921 and total interest expense increased by 12.7% from $5,720 to $6,448. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .13% from 4.62% for the six-month period ended June 30, 1997 to 4.49% for the six-month period ended June 30, 1998.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                	CNB Corporation and Subsidiary
	                                   Selected Financial Data

                                     Three Months Ended 6/30/98     Three Months Ended 6/30/97
                                     Avg.    Interest   Avg. Ann.    Avg.   Interest  Avg.Ann.
                                   Balance   Income/    Yield or    Balance Income/  Yield or
                                             Expense(1)   Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income 	   $230,100	$ 5,250     	9.13%	   $202,950	 $ 4,690	    9.24%
     Securities:
     Taxable		                  		    115,790	  1,765     	6.10	     119,752	   1,828	    6.11
     Tax-exempt			                     13,381	    258	     7.71	      13,542	     266	    7.86
   Federal funds sold and
     securities purchased under
     agreement to resell		             26,840	    369	     5.50	      12,456	     170	    5.46
   Other earning assets		                   0	      0	        -	           0	       0	       -
      Total earning assets 		         386,111	  7,642	     7.92	     348,700	   6,954	    7.98
    Other assets			                    26,068           			           24,664
      Total assets			                $412,179			                    $373,364

Liabilities and stockholders equity:
   Interest-bearing liabilities:
   Interest-bearing deposits     	   $266,926	  2,876     	4.31	    $241,654	 $ 2,509	    4.15
   Federal funds purchased and
    securities sold under
    agreement to repurchase	           34,561	    389     	4.50	      33,799	     395	    4.67
   Other short-term borrowings		        1,661	     17	     4.09	       1,555	      18	    4.63
   Obligations under mortgages
     and capitalized leases	                0	      0	        -	           2	       0	    8.00
       Total interest-bearing
         Liabilities			              $303,148	$ 3,282	     4.33	    $ 77,010	 $ 2,922	    4.22
   Noninterest-bearing deposits	       65,777			                      58,252
   Other liabilities			                	3,540				                      2,199
   Stockholders' equity		              39,714				                     35,903
         Total liabilities and
           stockholders' equity	     $412,179				                   $373,364
   Net interest income as a percent
     of total earning assets	        $386,111	$ 4,360	     4.52	    $348,700	 $ 4,032	    4.63

(1)  Tax-equivalent adjustment
     based on a 34% tax rate	      		$     88				                   $     90

Ratios:
Annualized return on average total assets               			1.50					                  1.23
Annualized return on average stockholders' equity	        15.57				                  12.83
Cash dividends declared as a percent of net income		          0					                     0
Average stockholders' equity as a percent of:
  Average total assets					                               	9.64				                   9.62
  Average total deposits					                             11.94				                  11.97
  Average loans, net of unearned income		                 17.26				                  17.69
Average earning assets as a percent of
average total assets	                           					     93.68				                  93.39

	CNB Corporation and Subsidiary
	Selected Financial Data

                                    Six Months Ended 6/30/98       	Six Months Ended 6/30/97
                                    Avg.    Interest   Avg. Ann.     Avg.    Interest    Avg.Ann.
                                  Balance   Income/    Yield or    Balance   Income/     Yield or
                                            Expense(1)   Rate                Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income	$227,016	  $10,343 	    9.11%	    $196,909	 $ 9,199	    9.34%
     Securities:
     Taxable	                 			 113,842	    3,452	     6.06  	    119,482	   3,585	    6.00
     Tax-exempt			                 13,612	      529	     7.77 	      13,747      539	    7.84
   Federal funds sold and
     securities purchased under
     agreement to resell		         23,157	      597	     5.16 	      11,628	     299	    5.14
   Other earning assets		               0	        0	        -	            0	       0	       -
      Total earning assets		      377,627	   14,921	     7.90	      341,766	  13,622	    7.97
    Other assets			                25,488				                        24,215
      Total assets		            	$403,115                   				   $365,981

Liabilities and stockholders'
 equity:
   Interest-bearing liabilities:
   Interest-bearing deposits	    $262,355	    5,618	     4.28	     $237,663	 $ 4,875	    4.10
   Federal funds purchased and
    securities sold under
    agreement to repurchase	       34,912	      787	     4.51	       34,872	     810	    4.65
   Other short-term borrowings	     1,566	       43	     5.49	        1,396 	     35 	   5.01
   Obligations under mortgages
     and capitalized leases	            0	        0	        -  	          3	       0	    8.00
       Total interest-bearing
         liabilities 		          $298,833	  $ 6,448	     4.32	     $273,934	 $ 5,720	    4.18
Noninterest-bearing deposits	      61,792			                         54,299
   Other liabilities			             3,441		                   		      2,888
   Stockholders' equity		          39,049	                   			     34,860
         Total liabilities and
           stockholders' equity	 $403,115				                      $365,981
   Net interest income as a
    percent of total earning
    assets	                      $377,627	  $ 8,473	     4.49	     $341,766	 $ 7,902	    4.62

(1)  Tax-equivalent adjustment
     based on a 34% tax rate			  $    180			                       $    183

Ratios:
Annualized return on average total assets			             1.38				                        1.24
Annualized return on average stockholders' equity	      14.25			                        12.99
Cash dividends declared as a percent of net income		        0					                          0
Average stockholders' equity as a percent of:
  Average total assets						                             9.69				  	                     9.53
  Average total deposits					                           12.05              				         11.94
  Average loans, net of unearned income		               17.20				                       17.70
Average earning assets as a percent of
average total assets						                              93.68                           93.38

                                                          CNB Corporation and Subsidiary
                                                           Rate/Volume Variance Analysis
                                               For the Three Months Ended June 30, 1998 and 1997
                                                              (Dollars in Thousands)
                                                                                                                   Change
                               Average  Average                          Interest     Interest              Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                 1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    230,100   202,950     9.13%       9.24%     5,250       4,690         560      (56)     624       (8)
Investment securities:
 Taxable                       115,790   119,752     6.10%       6.11%     1,765       1,828         (63)      (3)     (61)	      1
 Tax-exempt                     13,381    13,542     7.71%       7.86%       258         266          (8)      (5)      (3)       -
Federal funds sold and
 securities purchased under
 agreement to resell            26,840    12,456     5.50%       5.46%       369         170         199        1      196        2
Other earning assets                 0         0      -           -            0           0           -        -        -        -

Total Earning Assets           386,111   348,700     7.92%       7.98%     7,642       6,954         688      (63)     756       (5)

Interest-bearing Liabilities:

Interest-bearing deposits      266,926   241,654     4.31%       4.15%     2,876       2,509         367       97      260       10
Federal funds purchased and
 securities sold under
 agreement to repurchase        34,561    33,799     4.50%       4.67%       389         395          (6)     (14)       8        -
Other short-term borrowings      1,661     1,555     4.09%       4.63%        17          18          (1)      (2)       1        -
Mortgage indebtedness and
 obligations under capital-
 ized leases                         0         2      -          8.00%         0           0           -        -        -        -

Total Interest-bearing
 Liabilities                   303,148   277,010     4.33%       4.22%     3,282       2,922         360       81      269       10
Interest-free Funds
 Supporting Earning Assets      82,963    71,690

Total Funds Supporting
Earning Assets                 386,111   348,700     3.40%       3.35%     3,282       2,922         360       81      269       10

Interest Rate Spread                                 3.59%       3.76%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .93%        .87%


Net Yield on Earning Assets                          4.52%       4.63%     4,360       4,032

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                          CNB Corporation and Subsidiary
                                                           Rate/Volume Variance Analysis
                                                 For the Six Months Ended June 30, 1998 and 1997
                                                              (Dollars in Thousands)
                                                                                                                            Change
                               Average  Average                           Interest     Interest              Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                 1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    227,016   196,909     9.11%       9.34%    10,343       9,199       1,144     (226)    1,405     (35)
Investment securities:
 Taxable                       113,842   119,482     6.06%       6.00%     3,452       3,585        (133)      36     (167)      (2)
 Tax-exempt                     13,612    13,747     7.77%       7.84%       529         539         (10)      (5)      (5)       -
Federal funds sold and
 securities purchased under
 agreement to resell            23,157    11,628     5.16%       5.14%       597         299         298        1      296        1
Other earning assets                 0         0      -           -            0           0           -        -        -        -

Total Earning Assets           377,627   341,766     7.90%       7.97%    14,921      13,622       1,299     (194)   1,529      (36)

Interest-bearing Liabilities:

Interest-bearing deposits      262,355   237,663     4.28%       4.10%     5,618       4,875         743      214      507       22
Federal funds purchased and
 securities sold under
 agreement to repurchase        34,912    34,872     4.51%       4.65%       787         810         (23)     (24)       1        -
Other short-term borrowings      1,566     1,396     5.49%       5.01%        43          35           8        3        4        1
Mortgage indebtedness and
 obligations under capital-
 ized leases                         0         3      -          8.00%         0           0           -        -        -        -

Total Interest-bearing
 Liabilities                   298,833   273,934     4.32%       4.18%     6,448       5,720         728      193      512       23
Interest-free Funds
 Supporting Earning Assets      78,794    67,832

Total Funds Supporting

Earning Assets                 377,627   341,766     3.41%       3.35%     6,448       5,720         728      193      512       23

Interest Rate Spread                                 3.58%       3.79%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .91%        .83%


Net Yield on Earning Assets                          4.49%       4.62%     8,473       7,902

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

The provision for possible loan losses was $175 for the three-month period ended June 30, 1998 and $210 for the three-month period ended June 30, 1997. Net loan charge-offs/(recoveries) totaled $95 for the three-month period ended June 30, 1998 and $37 for the same period in 1997.

The provision for possible loan losses was $365 for the six-month period ended June 30, 1998 and $450 for the six-month period ended June 30, 1997. Net loan charge-offs/(recoveries) totaled $150 for the six-month period ended June 30, 1998 and $113 for the same period in 1997.

The reserve for possible loan losses as a percentage of net loans was 1.35% at June 30, 1998 and 1.33% at June 30, 1997. The decreased provision during the three-month and six-month period ended June 30, 1998 was due to the decreased rate of loan growth. Continued moderate net charge-offs through the remainder of 1998 are anticipated by management.

Securities Transactions - The Bank had no security sales during the first half of 1998 or 1997. At June 30, 1998, December 31, 1997, and June 30, 1997 market value appreciation/(depreciation) in the securities portfolio totaled $1,097, $983, and $98. As indicated, market value increased in 1997 and 1998 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 17.6% from $819 for the three-month period ended June 30, 1997 to $963 for the three-month period ended June 30, 1998.

Other income, net of any gains/losses on security transactions, increased by 15.6% from $1,539 for the six-month period ended June 30, 1997 to $1,779 for the six-month period ended June 30, 1998.

This increase in the three-month and six-month period ended June 30, 1998 was due to an increase in deposit account volumes; higher merchant discount income, and a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 2.6% from $2,687 for the three-month period ended June 30, 1997 to $2,758 for the three-month period
ended June 30, 1998.   The major components of other expenses are salaries
and employee benefits which increased 9.0% from $1,563 to $1,703; occupancy expense which decreased 7.1% from $424 to $394; and other operating expenses which decreased by 5.6% from $699 to $660.

Occupancy expense has decreased slightly as depreciation expense has remained flat at $157 during the second quarter of 1997 and 1998. Salaries and employee benefits expense has increased due to an increase of full-time-equivalent employees from 184 at June 30, 1997 to 196 at June 30, 1998 as the bank prepares to open the new "West Conway Office" in the fall of 1998.

Other Expenses (continued) - Other expenses increased by 5.4% from $5,228 for the six-month period ended June 30, 1997 to $5,512 for the six-month period ended June 30, 1998. The major components of other expenses are salaries and employee benefits which increased 9.4% from $3,076 to $3,364; occupancy expense which decreased 3.2% from $844 to $817; and other operating expense which increased by 1.8% from $1,306 to $1,329. Occupancy expense has shown a slight decline as depreciation expense has increased only 1.5% from $324 during the first half of 1997 to $329 for the same period in 1998. Salaries and employee benefits expenses increased due to the afore-mentioned increase in full-time-equivalent employees.

Income Taxes - Provisions for income taxes increased 6.2% from $712 for the three-month period ended June 30, 1997 to $756 for the three-month period ended June 30, 1998. Income before income taxes less interest on tax-exempt investment securities increased by 26.3% from $1,688 for the three-month period ended June 30, 1997 to $2,132 for the same period in 1998. State tax liability increased as income before income taxes increased 23.5% from $1,864 to $2,302 during the same period.

Provisions for income taxes increased 7.5% from $1,315 for the six-month period ended June 30, 1997 to $1,413 for the six-month period ended June 30, 1998. Income before income taxes less interest on tax-exempt investment securities increased by 19.3% from $3,224 for the six-month period ended June 30, 1997 to $3,846 for the same period in 1998 and state tax liability increased as income before income taxes increased 17.2% from $3,580 to $4,195 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $40,470, $37,717, $34,496, and $32,195 at
June 30, 1998, December 31, 1997, December 31, 1996, and December 31, 1995,
representing 9.69%, 9.90%, 10.09%, and 9.91% of total assets, respectively. At June 30, 1998, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ACCOUNTING ISSUES

The FASB issued Statement of Financial Accounting Standard (SFAS) No. 129, "Disclosure of Information about Capital Structure" in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comprehensive purposes is required.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for financial statements for periods beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS 131 is not expected to have a material impact on the Company.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

YEAR 2000

The Year 2000 poses a significant challenge for financial institutions because of the way date fields have been historically handled. Older versions of software used a two digit year date field and assumed the first two digits of the year date to be 19. All software applications using this dating method must be replaced or modified to avoid computer systems reverting to the year date of 1900 in the year 2000.

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

All systems used by the bank were identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. All mission critical systems have been upgraded or replaced. Testing of all systems to ensure Year 2000 compliance is expected to be completed by December 31, 1998. Anticipated Year 2000 costs are projected to be approximately $276,000.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 12, 1998.

The purpose of the Annual Meeting was to: (1) elect four Directors; and (2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 1998.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 391,994 of the 597,857 shares issued present or represented by proxy and all shares were voted for the election of the four Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott, Davis, and Company as the Company's 1998 independent public accountant.




                         EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                                 	EXHIBIT INDEX
Exhibit
Number


  27		Financial Data Schedule - Article 9 Financial Data Schedule for
		10-Q for electronic filers (pages 27 and 28).

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



Date:  August 12, 1998