Form 10-Q
period 1998-09-30
CNB CORP /SC/
filed 1998-11-13
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to


                            	___________________

For Quarter Ended September 30, 1998 Commission file number:  2-96350


                                  CNB Corporation
              (Exact name of registrant as specified in its charter)


South Carolina                                     57-0792402
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina                 29526
(Address of principal executive offices)           (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 1998 was 596,857.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1998,		        1
           December 31, 1997 and September 30, 1997

           Consolidated Statement of Income for the Three Months		        2
           and Nine Months Ended September 30, 1998 and 1997

           Consolidated Statement of Comprehensive Income            			  3
           for the Three Months and Nine Months Ended
           September 30, 1998 and 1997

           Consolidated Statement of Changes in Stockholders'			          4
           Equity for the Nine Months Ended September 30, 1998
           and 1997

           Consolidated Statement of Cash Flows for the Nine Months		     5
           Ended September 30, 1998 and 1997

           Notes to Consolidated Financial Statements                  6-13

Item 2.    Management's Discussion and Analysis of Financial		        14-25
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K				                        	 25


SIGNATURE	                                                    										 26

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         Sept. 30,  December 31,  Sept. 30,
                                             1998     1997         1997
ASSETS:
    Cash and due from banks		            $ 16,684   $ 14,371   $ 16,294
    Interest bearing deposits with banks		      0          0		       	0
    Investment Securities			               66,012     70,239	  	 70,749
      (Fair values of $67,383 at
       Sept. 30, 1998, $70,893 at
       December 31, 1997, and $71,249
       at Sept. 30, 1997)
    Securities Available for Sale 	      	 72,893     53,184	  	 60,383
      (Amortized cost of $71,955 at
       Sept. 30, 1998, $52,855 at
       December 31, 1997, and $60,168
       at Sept. 30, 1997)
    Federal Funds sold and securities
       purchased under agreement
       to resell		                     			 25,875     11,375	  	 19,000
    Loans:
       Gross Loans		                   			228,309    222,826  		213,196
       Less unearned income		              (1,099)    (1,105)    (1,163)
         Loans, net of unearned income   	227,210    221,721	  	212,033
       Less reserve for possible
          loan losses			                 	 (3,160)    (2,879)    (2,905)
         Net loans			                    	224,050    218,842   	209,128
    Bank premises and equipment		           7,156    	 6,798	     6,998
    Other assets					                       6,817      6,335      6,118
    Total assets					                     419,487    381,144    388,670
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing			             64,048	    55,422	  	 65,035
    Interest-bearing				                  276,145    245,905   	240,282
      Total deposits				                  340,193    301,327    305,317
   Federal funds purchased and
       securities sold under agreement
       to repurchase			                  	 32,137    	32,366  		 37,922
    Other short-term borrowings		           1,390    	 5,000	  	  4,303
    Other liabilities				                   3,307    	 4,707      2,662
    Minority interest in subsidiary		          30   	     27         27
      Total liabilities			               	377,057    343,427  		350,231
  Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000;
       issued 598,687		                 		  5,987	     5,987	  	  5,987
       Surplus					                        24,553    	24,552	  	 24,551
       Undivided Profits				               11,498	     7,030	  	  7,784
       Net Unrealized Holding			              562	       197		      129
        Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock	     		        (170)       (49)       (12)
            Total stockholders' equity   	 42,430     37,717     38,439
         Total liabilities
               and stockholders' equity   419,487    381,144    388,670

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)

                                  	               Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
							                                          	1998		      1997    1998         1997
Interest Income:
  Interest and fees on loans				                  $  5,293  $  4,904  $  15,636 $ 14,103
  Interest on investment securities:
    Taxable investment securities			                 1,787     1,792      5,236    5,374
    Tax-exempt investment securities		     	           170       179        519      535
    Other securities	                              					 0         0          3        3
  Interest on federal funds sold and securities
    purchased under agreement to resell		              487       283      1,084      582
      Total interest income				                      7,737     7,158     22,478   20,597
Interest Expense:
  Interest on deposits					                          2,926     2,539      8,544    7,414
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase						                                   375       462      1,162    1,272
  Interest on other short-term borrowings		             23        21         66       56

      Total interest expense	                  			   3,324     3,022      9,772    8,742
Net interest income				                              4,413     4,136     12,706   11,855
Provision for possible loan losses			                  160       150        525      600

Net interest income after provision for
  possible loan losses		                  		     	   4,253     3,986     12,181   11,255
Other income:
  Service charges on deposit accounts	           	     660       583      1,806    1,643
  Gains/(Losses) on securities                           0         0          0        0
  Other operating income				 	                         501       360      1,134      839
      Total other income				 	                       1,161       943      2,940    2,482

Other expenses:
  Minority interest in income of subsidiary	             1         1          3        3
  Salaries and employee benefits			                  1,696     1,535      5,060    4,611
  Occupancy expense					                               425       380      1,242    1,224
  Other operating expenses				                         784       705      2,113    2,011
      Total operating expenses		       	             2,906     2,621      8,418    7,849
Income before income taxes				                       2,508     2,308      6,703    5,888
  Income tax provision					                            821       805      2,234    2,120
Net Income							                                    1,687     1,503      4,469    3,768

  Per share data:
  Net income per weighted average shares
    outstanding                             						 $  2.83   $  2.51    $  7.48  $  6.30
  Cash dividend paid per share	               		 	 $     0   $     0    $     0  $     0
  Book value per actual number of shares
    outstanding					                               $ 71.09   $ 64.22    $ 71.09  $ 64.22
  Weighted average number of shares outstanding    597,708   598,486    597,708  598,486

   Actual number of shares outstanding		           596,857   598,538    596,857  598,538


                        CNB Corporation and Subsidiary
                Consolidated Statement of Comprehensive Income
          (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)



                                         Three Months     Nine Months
                                             Ended           Ended
                                         September 30,    September 30,
                                        1998       1997   1998       1997
Net Income                              $1,687   $1,503   $4,469   $3,768

Other comprehensive income, net of tax

   Unrealized gains/(losses)
     on securities:
   Unrealized holding gains/(losses)      	356	     131      365      102
      during period

Net Comprehensive Income                $2,043   $1,634   $4,834   $3,870


                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                   Nine Months Ended
                                                      September 30,

                                                     1998     1997
Common Stock:
 $10 par value; 1,500,000 shares authorized
Balance, January 1					                         	     5,987    		4,791
Issuance of Common Stock                               None		     None
Stock Dividend					    	                               None	     1,196
Balance at end of period				    	                     5,987      5,987



Surplus:
Balance, January 1					    	                         24,552	    15,697
Issuance of Common Stock						                         None	    	 None
Stock Dividend						                                   None	    	8,850
Gain on sale of treasury stock			    	                    1	         4
Balance at end of period				    	                    24,553     24,551



Undivided profits:
Balance, January 1					     	                         7,030	    14,082
Net Income							                                     4,469    		3,768
Stock Dividend						                                   None	   (10,066)
Cash dividends declared					                           None	      None
Balance at end of period				    	                    11,498	    	7,784



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1							                               197	    	   27
Change in net unrealized gains/(Losses)		               365	       102
Balance at end of period				    	                       562        129



Treasury stock:
Balance, January 1
 (539 shares in 1998; 1,075 shares in 1997)		           (49)		    (101)
Purchase of treasury stock		                   		      (278)   		  (34)
Reissue of treasury stock                    				       157 	      123
Balance at end of period
 (1,824 shares in 1998; 143 shares in 1997)    	       (170)	      (12)


Total stockholders' equity				                       42,430 	   38,439

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the nine-month period ended Sept. 30,
                                                      1998        1997
OPERATING ACTIVITIES
  Net income                                        $ 4,469     $ 3,768
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        486         482
    Provision for loan losses                           525         600
    Provision for deferred income taxes                 102         157
    Loss (gain) on sale of investment
     securities                                           0           0
    (Increase) decrease in accrued interest
     receivable                                        (367)       (337)
    (Increase) decrease in other assets                (115)         29
    (Decrease) increase in other liabilities            292         507
    Increase in minority interest in
     subsidiary                                           3           2
        Net cash provided by operating
          activities                                  5,395       5,208
INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0           0
  Proceeds from maturities of investment
   securities held to maturity			     	              17,032      15,130
  Proceeds from maturities of investment
   securities available for sale			                  12,341	     12,301
  Purchase of investment securities held to
   maturity                        			              (12,805)    (15,730)
  Purchase of investment securities
   available for sale					                          (32,050)    (10,546)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold         (14,500)    (19,000)
  (Increase) decrease in loans                       (5,489)    (27,158)
  Premises and equipment expenditures                  (844)       (614)
        Net cash provided by (used for)
          investing activities                      (36,315)    (45,617)
FINANCING ACTIVITIES
  Dividends paid                                     (1,794)     (1,433)
  Increase (Decrease) in deposits                    38,866      36,904
  (Decrease) increase in securities sold
    under repurchase agreement                         (229)     (4,904)
  (Decrease) increase in other
    short-term borrowings                            (3,610)      1,984
  Increase (decrease)in obligation under
   mortgages and capital leases                           0          (6)
        Net cash provided by (used for)
          financing activities                       33,233      42,353
        Net increase (decrease) in cash
          and due from banks                          2,313       1,944
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           14,371      14,350
CASH AND DUE FROM BANKS, JUNE 30, 1998 AND 1997     $16,684     $16,294
CASH PAID (RECEIVED) FOR:
  Interest                                          $ 9,600     $ 8,401
  Income taxes                                      $ 2,215     $ 2,117

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on 	the basis  of
  the weighted average number of common shares outstanding, 597,708 for the nine-month period ended September 30, 1998 and 598,486 for the nine-month period ended September 30, 1997.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances  either at the
  Bank or on deposit with the Federal Reserve Bank.   The average amount of
  these reserve balances for the nine-month period ended September 30, 1998 and for the years ended December 31, 1997 and 1996 were approximately $6,741, $5,909, and $5,112, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $76,165 at September 30, 1998 and $69,965 at December 31, 1997 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 1998 and at December 31, 1997.

                                             September 30, 1998
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year	    	   $ 7,303 	 $   39	     $    0	    $ 7,342   	 	6.23%
   One to five years	        8,969	     221	    	     0 	   	 9,190   	 	6.10
             		    	   	    16,272  	   260	    	     0      16,532    		6.16
  Federal agencies
   Within one year     	     7,345 	     43	    	     0 	  	  7,388		    6.15
   One to five years	       47,897 	    627	    	     0	     48,524     	5.97
			    	                    55,242 	    670		         0	     55,912    		5.99
  State, county and
  municipal
   Within one year             325  	     8	    	     0     	   333  	  	7.90
				                           325	       8		         0	        333    		7.90
  Other Securities(Equity) 	   116	       0		         0	        116         -
  Total available for sale $71,955  	$  938		    $    0	    $72,893    		6.04%

HELD TO MATURITY
  United States Treasury
   Within one year		         9,683	      52		         1		     9,734    		5.89%
   One to five years	        7,026 	    128		         0	      7,154    		6.16
				                        16,709	     180	    	     1      16,888    		6.00
  Federal agencies
   Within one year     	     1,022  	     2	    	     0	    	 1,024	    	5.48%
   One to five years	       34,400	     701	    	     0	     35,101    		6.12
 				                       35,422  	   703		         0      36,125    		6.10
  State, county and
  municipal
   Within one year	    	     1,227  	    15 	         0	    	 1,242    		9.55%
   One to five years	        7,342	     230	    	     0    		 7,572    		7.92
   Six to ten years	         5,312  	   244	    	     0	      5,556 	   	7.47
				                        13,881	     489		         0	     14,370    		7.89
   Total held to maturity  $66,012	  $1,372		    $    1	    $67,383    		6.46%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended September 30, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $562 as of September 30, 1998.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 1998 and December 31, 1997 by major classification:

                                         September 30,         December 31,
                                             1998                 1997
Real estate loans - mortgage			            $  137,829		          $ 136,441
                  - construction		             18,233		             19,653
Commercial and industrial loans		              37,119      		       34,606
Loans to individuals for household,
  family and other consumer expenditures	      33,127	      	       30,772
Agriculture						                               1,853		              1,214
All other loans, including overdrafts	            148 		               140
     Gross loans					                         228,309 	     	      222,826
       Less unearned income			                 (1,099)	     	       (1,105)
       Less reserve for loan losses		          (3,160)		            (2,879)
         Net loans					                       224,050 	     	      218,842

     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 1998 and 1997 and the year ended December 31, 1997 are summarized as follows:

                                 	Quarter Ended     Nine Months Ended December
                                  September 30,       September 30,        31,
                                		1998        1997  1998        1997    1997
Balance, beginning of period     	$ 3,094  $ 2,707  $ 2,879  $ 2,370  $ 2,370
Charge-offs:
   Commercial, financial,
    and agricultural		           	     40       20      111       84      238
   Real Estate - construction
    and mortgage				                   	1        0       11        4        5
   Loans to individuals			            132       99      357      256      399
       Total charge-offs		       	$   173  $   119  $   479  $   344  $   642
Recoveries:
   Commercial, financial, and
    agricultural              				$    29  $    45  $    63  $    67  $   100
   Real Estate - construction
    and mortgage			                     0       92        4      106      106
   Loans to individuals			             50       30      168      106      145
       Total recoveries		        	$    79  $   167  $   235  $   279  $   351
Net charge-offs/(recoveries)		    $    94  $   (48) $   244  $    65  $   291
Additions charge to operations		  $   160  $   150  $   525  $   600  $   800
Balance, end of period			         $ 3,160  $ 2,905  $ 3,160  $ 2,905  $ 2,879
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period		      .04%       -%     .11%     .03%     .14%

The entire balance is available to absorb future loan losses.

At September 30, 1998 and December 31, 1997 loans on which no interest was being accrued totalled approximately $44 and $24, respectively and foreclosed real estate totalled $0 and $16, respectively; and loans 90 days past due and still accruing totalled $144 and $135, respectively.

                        	OTHER INTEREST-BEARING ASSETS
The Bank maintained an investment in an executive life insurance program through Confederation Life Insurance and Annuity Company, Inc. During 1994 the Michigan Insurance Commission seized control of this United States Corporation due to a similar action by the Canadian regulatory authorities over the company's parent corporation, Confederation Life Insurance Company. Regulatory oversight began as concerns regarding investment losses of the parent corporation developed during 1993 and 1994. Management determined that any impairment of the approximate $2,100,000 cash surrender value of the policies was remote due to the financial stability of the US subsidiary. Subsequently, on October 23, 1996, a plan of Rehabilitation for Confederation Life Insurance Company (U.S.) was confirmed by the State of Michigan in the Circuit Court for the County of Ingham. The plan provided for the assumption of company owned life insurance policies (COLI), such as the Bank's, to be assumed by Pacific Mutual Life Insurance Company. Under the agreement, holders of COLI policies had the option to have a policy reinsured by Pacific Mutual which was expected to have the same account value and substantially the same contract terms as the original policy or to receive the liquidation or "opt-out" value of the policy.

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

As of September 30, 1998, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 1998 and December 31, 1997 is summarized as follows:
                                   	September 30,     December 31,
                                       1998                1997

Land and buildings                   $  8,949           $  8,853
Furniture, fixtures and equipment       5,370              5,313
Construction in progress                  529                  2
                                     $ 14,848           $ 14,168
Less accumulated depreciation and
   amortization                         7,692              7,370
                                     $  7,156           $  6,798

     Depreciation and amortization of bank premises and equipment charged to operating expense was $157 and $486 for the quarter ended and the nine-month period ended September 30, 1998, respectively and $700 for the year ended December 31, 1997.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 1998 and December 31, 1997, certificates of deposit of $100,000 or more included in time deposits totaled approximately $63,681 and $56,305 respectively. Interest expense on these deposits was approximately $859 and $2,616 for the quarter ended and the nine-month period ended September 30, 1998 and $2,815 the year ended December 31, 1997.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 1998 and December 31, 1997, securities sold under repurchase agreements totaled approximately $32,137 and $32,366. U.S. Government securities with a book value of $35,950 ($36,581 market value) and $38,984 ($39,242 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was
4.41 percent and 4.61 percent at September 30, 1998 and December 31, 1997.

NOTE 8 - LINES OF CREDIT

     At September 30, 1998, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury Notes with a market value of $7,977 at September 30, 1998. The amount outstanding under the note totaled $1,390 and $5,000 at September 30, 1998 and December 31, 1997, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 1998 and September 30, 1997 on pretax income of $2,508 and $2,308 totalled $821 and $805 respectively. Income tax expense for the nine-month period ended September 30, 1998 and September 30, 1997 on pretax income of $6,703 and $5,888 totalled $2,234 and $2,120 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 1998.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 1998, commitments to extend credit totalled $20,636; financial standby letters of credit totalled $63; and performance standby letters of credit totalled $827. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

       The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine-month period ended September 30, 1998 and years ended December 31, 1997, 1996 and 1995, $94, $281, $367, $336, and $266, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage
Capital ratio) and minimum ratios of Tier I and total capital to risk-
weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are presented in the table below as of September 30, 1998:
                                                                To be
                                                           well capitalized
                                               For           under prompt
                                        capital adequacy  corrective action
                                           purposes          provisions
                       	    Actual           Minimum           Minimum
                        Amount  Ratio   Amount 	  Ratio   	  Amount  Ratio
Total Capital (to risk 	$42,995 17.80%  $19,321	  8.0%	   	  $24,151 10.0%
 weighted assets)
Tier I Capital (to risk	 39,976 16.55     9,660	  4.0		       14,491  6.0
 weighted assets)
Tier I Capital (to avg.	 39,976  9.71    16,463   4.0		       20,579  5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1998
                                     (Unaudited)
ASSETS
   Cash                                                          $  1,640
   Investment in subsidiary                                        40,508
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 42,430

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            42,430
                                                                 $ 42,430

CONDENSED STATEMENT OF INCOME
		For the nine-month period ended September 30, 1998
   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  4,498
OTHER INCOME                                                            7
OTHER EXPENSES                                                        (36)
   Net Income                                                    $  4,469







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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have slowed to an increase of 7.2% from $212,033 at September 30, 1997 to $227,210 at September 30, 1998 and have decreased as a percentage of total assets from 54.6% to 54.2% over the same period as loan demand has slowed somewhat in our market. Correspondingly, securities and federal funds sold have increased as a percentage of total assets from 38.6% at September 30, 1997 to 39.3% at September 30, 1998. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 16.7% at September 30, 1997 to 15.3% at September 30, 1998. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect a decline in the percentage of demand deposits over the long-term. Interest-bearing deposits have increased from 61.8% of total assets at September 30, 1997 to 65.8% at September 30, 1998 while securities sold under agreement to repurchase have decreased from 9.8% to 7.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 1998 and 1997:

								                                                September  30,
Assets:							                                       1998 		       1997
  Earning assets:
   Loans, net of unearned income			                   54.2%		       54.6%
     Investment securities				                        15.7          18.2
   Securities Available for Sale			                   17.4	    	    15.5
     Federal funds sold and securities purchased
     under agreement to resell				                    	6.2		         4.9
     Other earning assets        			                     -             -
       Total earning assets      			                  93.5          93.2
    Other assets						                                 6.5 	    	    6.8
       Total assets					                             100.0%        100.0%
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Interest-bearing deposits				                       65.8%		       61.8%
  Federal funds purchased and securities sold
   under agreement to repurchase			                    7.7		         9.8
  Other short-term borrowings	                 	        .3 		        1.1
     Total interest-bearing liabilities	     	        73.8     		   72.7
         Noninterest-bearing deposits		               15.3		        16.7
     Other liabilities						                            .8	     	     .7
     Stockholders' equity				                         10.1     		    9.9
         Total liabilities and stockholders' equity  100.0%   		   100.0%



RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 1998 and 1997 of $1,687 and $1,503, respectively, resulting in a return on average assets of 1.57% and 1.55% and a return on average stockholders' equity of 16.32% and 16.02%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 1998 and 1997 of $4,469 and $3,768, respectively, resulting in a return on average assets of 1.45% and 1.35% and a return on average stockholders' equity of 14.96% and 14.05%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $30,817 or 7.9% from $388,670 at September 30, 1997 to $419,487 at September 30, 1998. The
following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 1998 and September 30, 1997:

                                    CNB Corporation
                           CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
            (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period	     Nine-Month Period
                                       Ended September 30,	    Ended September 30,
                                                  Percent                    Percent
                                                  Increase                   Increase
                                    1998   1997  (Decrease)   1998     1997 (Decrease)
Net interest income after
    provision for loan losses	     4,253  	  3,986    6.7%    12,181   11,255   8.2%
Income before income taxes	        2,508	    2,308    8.7      6,703    5,888  13.8
Net Income	                			     1,687	    1,503   12.2      4,469    3,768  18.6
Per Share       			                 2.83	     2.51   12.7       7.48     6.30  18.7
Cash dividends declared			             0	        0      -          0        0     -
   Per Share					                      0         0      -          0        0     -
Total assets			   	              419,487   388,670    7.9%   419,487  388,670   7.9%
Total deposits			                340,193   305,317   11.4    340,193  305,317  11.4
Loans, net of unearned income	   227,210   212,033    7.2    227,210  212,033   7.2
Investment securities and
    securities available for
    sale				                     138,905   131,132    5.9    138,905  131,132   5.9
Stockholders' equity		            42,430    38,439   10.4     42,430   38,439  10.4
    Book value per share		         71.09     64.22   10.7      71.09    64.22  10.7
Ratios (1):
Annualized return on average
    total assets	                   1.57%     1.55%   1.3%      1.45%    1.35%  7.4%
Annualized return on average
    stockholders' equity	          16.32%    16.02%   1.9%     14.96%   14.05%  6.5%


(1) For the three-month period ended September 30, 1998 and September 30, 1997, average total assets amounted to $429,596 and $388,016 with average stockholders' equity totaling $41,356 and $37,524, respectively. For the nine-month period ended September 30, 1998 and September 30, 1997, average total assets amounted to $411,942 and $373,326 with average stockholders' equity totaling $39,818 and $35,748, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 1998 and 1997 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 6.4% increase from $4,229 for the three-month period ended September 30, 1997 to $4,500 for the three-month period ended September 30, 1998. During the same period, total fully-tax-equivalent interest income increased by 7.9% from $7,251 to $7,824 and total interest expense increased by 10.0% from $3,022 to $3,324. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .13% from 4.67% for the three-month period ended September 30, 1997 to 4.54% for the three-month period ended September 30, 1998.

Fully-tax-equivalent net interest income showed a 6.9% increase from $12,131 for the nine-month period ended September 30, 1997 to $12,973 for the nine-month period ended September 30, 1998. During the same period, total fully-tax-equivalent interest income increased by 9.0% from $20,873 to $22,745 and total interest expense increased by 11.8% from $8,742 to $9,772. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .13% from 4.64% for the nine-month period ended September 30, 1997 to 4.51% for the nine-month period ended September 30, 1998.

The tables on the following four pages present selected financial data and an analysis of net interest income.

	CNB Corporation and Subsidiary
	Selected Financial Data

                                     Three Months Ended 9/30/98    Three Months Ended 9/30/97
                                     Avg.    Interest   Avg. Ann.    Avg.  Interest  Avg.Ann.
                                   Balance   Income/    Yield or   Balance Income/   Yield or
                                           	Expense(1)   Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income	   $229,926	$ 5,293	   9.21% 	  $209,965 	 $ 4,904	   9.34%
     Securities:
     Taxable	                 			    117,565	  1,787	   6.08 	    118,336	    1,792	   6.06
     Tax-exempt			                    13,636     257	   7.54	      13,879	      272	   7.84
   Federal funds sold and
     securities purchased under
     agreement to resell		            35,127	    487	   5.55	      20,400	      283	   5.55
   Other earning assets		                  0	      0	      -	           0	        0	      -
      Total earning assets		         396,254	  7,824   	7.90	     362,580	    7,251 	  8.00
    Other assets			                   33,342				                   25,436
      Total assets			               $429,596              				   $388,016

Liabilities and stockholders equity
   Interest-bearing liabilities:
   Interest-bearing deposits	       $272,783	  2,926   	4.29	    $240,732	  $ 2,539	   4.22
   Federal funds purchased and
    securities sold under
    agreement to repurchase     	     34,048	    375	   4.41	      38,553	      462	   4.79
   Other short-term borrowings	   	    1,533	     23	   6.00	       1,612 	      21	   5.21
       Total interest-bearing
        liabilities			              $308,364	$ 3,324	   4.31	    $280,897 	 $ 3,022	   4.30
   Noninterest-bearing deposits	      70,228		         	           65,621
   Other liabilities				               9,648	              			      3,974
   Stockholders' equity	        	     41,356              				     37,524
         Total liabilities and
           stockholders' equity	    $429,596	              			   $388,016
   Net interest income as a percent
     of total earning assets	       $396,254	$ 4,500	   4.54	    $362,580	  $ 4,229   	4.67

(1)  Tax-equivalent adjustment
     based on a 34% tax rate			              $    87				                    $    93

Ratios:
Annualized return on average total assets			            1.57					                      1.55
Annualized return on average stockholders' equity	     16.32	           			           16.02
Cash dividends declared as a percent of net income		       0					                         0
Average stockholders' equity as a percent of:
  Average total assets						                            9.63				  	                    9.67
  Average total deposits		                     			     12.06	              			        12.25
  Average loans, net of unearned income	   	     	     17.99			     	                 17.87
Average earning assets as a percent of
average total assets	                        					     92.24				                      93.44

                               	CNB Corporation and Subsidiary
	                                   Selected Financial Data

                                  Nine Months Ended 9/30/98      Nine Months Ended 9/30/97
                                   Avg.    Interest   Avg. Ann.    Avg.    Interest  Avg.Ann.
                                 Balance   Income/    Yield or   Balance   Income/   Yield or
                                           Expense(1)   Rate               Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income	   $227,986	$15,636    9.14%	   $201,261	 $14,103 	  9.34%
     Securities:
     Taxable				                     115,083	  5,239   	6.07	     119,100	   5,377	    6.02
     Tax-exempt			                    13,620	    786	   7.69	      13,791      811	    7.84
   Federal funds sold and
     securities purchased under
     agreement to resell		            27,147	  1,084	   5.32 	     14,552	     582	    5.33
   Other earning assets		                  0	      0	      -	           0	       0	       -
      Total earning assets		         383,836	 22,745   	7.90	     348,704	  20,873	    7.98
    Other assets			                   28,106				                   24,622
      Total assets			               $411,942				                 $373,326

Liabilities and stockholders equity
   Interest-bearing liabilities:
   Interest-bearing deposits	       $265,831	  8,544	   4.29	    $238,686	 $ 7,414	    4.14
   Federal funds purchased and
    securities sold under
    agreement to repurchase	          34,624	  1,162	   4.47	      36,099	   1,272	    4.70
   Other short-term borrowings	        1,555	     66	   5.66	       1,470	      56	    5.08
       Total interest-bearing
         liabilities 		             $302,010	$ 9,772	   4.31	    $276,255	 $ 8,742	    4.22
Noninterest-bearing deposits	         64,604				                   58,073
   Other liabilities			                5,510				                    3,250
   Stockholders' equity		             39,818				                   35,748
         Total liabilities and
           stockholders' equity    	$411,942				                 $373,326
   Net interest income as a percent
     of total earning assets	       $383,836	$12,973	   4.51	    $348,704	 $12,131	    4.64

(1)  Tax-equivalent adjustment
     based on a 34% tax rate			              $   267				                   $   276

Ratios:
Annualized return on average total assets			           1.45				                        1.35
Annualized return on average stockholders' equity	    14.96 				                      14.05
Cash dividends declared as a percent of net income		      0					                          0
Average stockholders' equity as a percent of:
  Average total assets						                           9.67				  	                     9.58
  Average total deposits					                         12.05				                       12.05
  Average loans, net of unearned income		     	       17.47				                       17.76
Average earning assets as a percent of
average total assets						                            93.18  				                     93.40

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                         For the Three Months Ended September 30, 1998 and 1997

                                                           (Dollars in Thousands)
                                                                                                                             Change
                              Average  Average                          Interest     Interest               Change  Change   Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                               1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)     Variance   Rate   Volume   Volume
Earning Assets:
Loans, Net of unearned
 income (2)                   229,926   209,965     9.21%       9.34%     5,293       4,904         389      (68)     466       (9)
Investment securities:
 Taxable			                   117,565   118,336     6.08%       6.06%     1,787       1,792 	        (5) 		    6      (12)	      1
Tax-exempt                     13,636    13,879     7.54%       7.84%       257         272	        (15)	    (10)      (5)       -
Federal funds sold and
 securities purchased under
 agreement to resell           35,127    20,400     5.55%       5.55%       487         283         204        -      204        -
Other earning assets                0         0      -           -            0           0           0        -        -        -

Total Earning Assets          396,254   362,580     7.90%       8.00%     7,824       7,251         573      (72)     653       (8)

Interest-bearing Liabilities:

Interest-bearing deposits     272,783   240,732     4.29%       4.22%     2,926       2,539         387       42      338        7
Federal funds purchased and
 securities sold under
 agreement to repurchase       34,048    38,553     4.41%       4.79%       375         462         (87)     (37)     (54)       4
Other short-term borrowings     1,533     1,612     6.00%       5.21%        23          21           2        3       (1)       -

Total Interest-bearing
 Liabilities                  308,364   280,897     4.31%       4.30%     3,324       3,022         302        8      283       11
Interest-free Funds
 Supporting Earning Assets     87,890    81,683

Total Funds Supporting
Earning Assets                396,254   362,580     3.36%       3.33%     3,324       3,022         302        8      283       11

Interest Rate Spread                                3.59%       3.70%
Impact of Non-interest-
  bearing
 Funds on Net Yield on
 Earning Assets                                      .95%        .97%

Net Yield on Earning
  Assets                                            4.54%       4.67%     4,500       4,229

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                           For the Nine Months Ended September 30, 1998 and 1997

                                                             (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change   Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   227,986   201,261     9.14%       9.34%    15,636      14,103       1,533     (302)   1,872      (37)
Investment securities:
 Taxable                      115,083   119,100     6.07%       6.02%     5,239       5,377        (138)      45     (181)      (2)
 Tax-exempt                    13,620    13,791     7.69%       7.84%       786         811         (25)     (16)     (10)       1
Federal funds sold and
 securities purchased under
 agreement to resell           27,147    14,552     5.32%       5.33%     1,084         582         502       (1)     503        -
Other earning assets                0         0      -           -            0           0           -        -        -        -

Total Earning Assets          383,836   348,704     7.90%       7.98%    22,745      20,873       1,872     (274)   2,184      (38)

Interest-bearing Liabilities:

Interest-bearing deposits     265,831   238,686     4.29%       4.14%     8,544       7,414       1,130      269      843       18
Federal funds purchased and
 securities sold under
 agreement to repurchase       34,624    36,099     4.47%       4.70%     1,162       1,272        (110)     (62)     (52)       4
Other short-term borrowings     1,555     1,470     5.66%       5.08%        66          56          10        6        3        1

Total Interest-bearing
 Liabilities                  302,010   276,255     4.31%       4.22%     9,772       8,742       1,030      213      794       23
Interest-free Funds
 Supporting Earning Assets     81,826    72,449

Total Funds Supporting
Earning Assets                383,836   348,704     3.39%       3.34%     9,772       8,742       1,030      213      794       23

Interest Rate Spread                                3.59%       3.76%
Impact of Non-interest-
  bearing
 Funds on Net Yield on
  Earning Assets                                     .92%        .88%

Net Yield on Earning
  Assets                                            4.51%       4.64%    12,973      12,131

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

The provision for possible loan losses was $160 for the three-month period ended September 30, 1998 and $150 for the three-month period ended September 30, 1997. Net loan charge-offs/(recoveries) totaled $94 for the three-month period ended September 30, 1998 and $(48) for the same period in 1997.

The provision for possible loan losses was $525 for the nine-month period ended September 30, 1998 and $600 for the nine-month period ended September 30, 1997. Net loan charge-offs/(recoveries) totaled $244 for the nine-month period ended September 30, 1998 and $65 for the same period in 1997.

The reserve for possible loan losses as a percentage of net loans was 1.41% at September 30, 1998 and 1.39% at September 30, 1997. The relatively flat provision during the three-month and nine-month period ended September 30, 1998 was due to the decreased rate of loan growth. Continued moderate net charge-offs through the remainder of 1998 are anticipated by management.

Securities Transactions - The Bank had no security sales during the first three quarters of 1998 or 1997. At September 30, 1998, December 31, 1997, and September 30, 1997 market value appreciation/(depreciation) in the securities portfolio totaled $2,309, $983, and $715. As indicated, market value increased in 1997 and 1998 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 23.1% from $943 for the three-month period ended September 30, 1997 to $1,161 for the three-month period ended September 30, 1998.

Other income, net of any gains/losses on security transactions, increased by 18.5% from $2,482 for the nine-month period ended September 30, 1997 to $2,940 for the nine-month period ended September 30, 1998.

This increase in the three-month and nine-month period ended September 30, 1998 was due to an increase in deposit account volumes; higher merchant discount income, and a June 1, 1997 increase in overall service charge rates.

Other Expenses - Other expenses increased by 10.9% from $2,621 for the three-month period ended September 30, 1997 to $2,906 for the three-month period
ended September 30, 1998.   The major components of other expenses are salaries
and employee benefits which increased 10.5% from $1,535 to $1,696; occupancy expense which increased 11.8% from $380 to $425; and other operating expenses which increased by 11.2% from $705 to $784.

Other Expenses (continued) - All categories of other expenses have increased due to the construction, staffing, and equipping of the new "West Conway Office" scheduled to open in October, 1998. Full-time-equivalent employee numbers have increased from 183 at September 30, 1997 to 197 at September 30, 1998.

Other expenses increased by 7.2% from $7,849 for the nine-month period ended September 30, 1997 to $8,418 for the nine-month period ended September 30, 1998. The major components of other expenses are salaries and employee benefits which increased 9.7% from $4,611 to $5,060; occupancy expense which increased 1.5% from $1,224 to $1,242; and other operating expense which increased by 5.1% from $2,011 to $2,113. Other expenses increased due to the afore-mentioned addition to the Bank's branching system.

Income Taxes - Provisions for income taxes increased 2.0% from $805 for the three-month period ended September 30, 1997 to $821 for the three-month period ended September 30, 1998. Income before income taxes less interest on tax-exempt investment securities increased by 9.8% from $2,129 for the three-month period ended September 30, 1997 to $2,338 for the same period in 1998. State tax liability increased as income before income taxes increased 8.7% from $2,308 to $2,508 during the same period.

Provisions for income taxes increased 5.4% from $2,120 for the nine-month period ended September 30, 1997 to $2,234 for the nine-month period ended September 30, 1998. Income before income taxes less interest on tax-exempt investment securities increased by 15.5% from $5,353 for the nine-month period ended September 30, 1997 to $6,184 for the same period in 1998 and state tax liability increased as income before income taxes increased 13.8% from $5,888 to $6,703 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis, to borrow funds from the Federal Reserve System. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $42,430, $37,717, $34,496, and $32,195 at
September 30, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, representing 10.11%, 9.90%, 10.09%, and 9.91% of total assets, respectively. At September 30, 1998, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

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

The Board of Directors early in 1997 assigned Year 2000 Project implementation responsibility to the Electronic Data Processing (EDP) Steering Committee.
The EDP Steering Committee is comprised of the following members: President, Executive Vice President, Vice President and Cashier, Vice President-Systems, Vice President-Data Processing, and Assistant Vice President-Systems. The committee meets at least quarterly with the meetings being reviewed by the Board Audit Committee and progress reports made to the full Board. The CPA firm of Tourville, Simpson, & Henderson has been engaged to assist in Year 2000 Plan development, implementation, and examination. J-Square, a Banker Software consulting firm, has been retained to assist in the testing of core application system software.

All systems used by the bank were identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. The Remediation and Testing Plans are on schedule with all mission critical systems having been replaced or upgraded to Year 2000 compliance. Testing of all systems to ensure Year 2000 compliance is expected to be completed by December 31, 1998. A Business Interruption Plan is in place to establish additional contingency plans in the event of possible unforeseen hardware or software failures. Anticipated Year 2000 costs are projected to be approximately $276,000.00.

The potential risk of Year 2000 impact on large loan and deposit customers of the bank has been assessed by loan and calling officers. In addition, The Conway National Bank is scheduled to host meetings to help customers with their Year 2000 concerns.



                         EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                                 EXHIBIT INDEX

Exhibit
Number

 27	Financial Data Schedule - Article 9 Financial Data Schedule for        	10-
Q for electronic filers (pages 27 and 28).

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



Date:  November 12, 1998