Form 10-K
period 1998-12-31
CNB CORP /SC/
filed 1999-03-19
CIK 764581

UNITED STATES
                   	SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C.  20549

                               	FORM 10-K
(Mark One)

    X     		Annual Report Pursuant to Section 13 or 15(d) of the
          		Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1998.

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

    	Registrant's telephone number, including area code: (843) 248-5721

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1999, 597,431 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately $59,145,669.

No Documents have been incorporated by reference.

           		              TABLE OF CONTENTS


                               PART I


                                                               	Page

ITEM	1.	Description of Business and Supplementary Data		        1-21
ITEM	2.	Properties                                           	    22
ITEM	3.	Legal Proceedings                                    	    22
ITEM	4.	Submission of Matters to a Vote of Security Holders	      23


                               PART II

ITEM	5.	Market for the Registrant's Common Stock and Related      23
       	Security Holder Matters
ITEM	6.	Selected Financial Data                                   24
ITEM	7.	Management's Discussion and Analysis of Financial      25-31
      		Condition and Results of Operations
ITEM	8.	Financial Statements                                   32-55
ITEM	9.	Disagreements on Accounting and Financial Disclosure      55


                               PART III

ITEM 10.	Directors and Executive Officers of the Registrant    56-60
ITEM 11.	Executive Compensation                                61-63
ITEM 12.	Security Ownership of Certain Beneficial Owners          64
       		and Management
ITEM 13.	Certain Relationships and Related Transactions           64


                                PART IV

ITEM 14.	Exhibits, Financial Statement Schedules, Notes to        65
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

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Centre in Conway (1969); Surfside in Surfside Beach (1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); Aynor in the Town of Aynor (1991), Myrtle Beach in the City of Myrtle Beach
(1995), and West Conway in Conway (1998).   The Surfside office was enlarged
in 1977 and 1984, and the Coastal Centre office was expanded in 1980.   The
Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 198 full-time-equivalent employees at its principal office and nine branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages home improvement, automobiles, real estate, agricultural purposes and business
needs.   Commercial lending operations include various types of credit for
business, industry, and agriculture.   In addition, the Bank  offers safe
deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the HONOR Network, direct deposits and a MasterCard/Visa
program.   Through a correspondent relationship the Bank offers discount brokerage services. The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

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

                               COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of five regional banks, two state-wide banks, six locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Nationsbank, First Union National Bank, First Citizens Bank and Trust Company, Branch Bank and Trust and Wachovia, N.A.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, First National South Bank, and Beach First National Bank. In addition, one thrift institution has offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 1998, has 598,681 shares issued and 596,615 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

             	                 SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                                	CNB CORPORATION
                       	QUARTERLY SHAREHOLDER INFORMATION
           	(All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                                   	               Quarter Ended
           1998                 	March 31    June 30   September 30  December 31
Interest income                    	$  7,187    $  7,554	$  7,737	   $  7,565
Interest expense	                  	   3,166       3,282	   3,324   	   3,258
   Net interest income             	   4,021       4,272	   4,413	      4,307
Provision for loan losses          	     190         175	     160	        155
   Net interest income after
      provision for loan losses    	   3,831       4,097	   4,253   	   4,152
Noninterest income                 	     816         963	   1,161	        992
Noninterest expenses               	   2,754       2,758	   2,906	      3,518
   Income before income taxes   	      1,893       2,302	   2,508	      1,626
Income taxes		                 	         657         756	     821	        587
   Net income                     	 $  1,236    $  1,546	$  1,687	   $  1,039
Net income per share               	$   2.07    $   2.58 $   2.83   	$   1.74
Weighted average shares outstanding	 598,098     597,768  597,258   	 596,684

          1997

Interest income                    	$  6,520    $  6,813	$  7,108	   $  7,318
Interest expense                	      2,798       2,923	   3,022	      3,021
   Net interest income           	     3,722       3,890	   4,086	      4,297
Provision for loan losses	         	     240         210	     150	        200
   Net interest income after
     provision for loan losses     	   3,482       3,680 	  3,936   	   4,097
Noninterest income		            	        775         871	     993	        774
Noninterest expenses             	     2,541       2,687	   2,621	      3,192
   Income before income taxes    	     1,716       1,864	   2,308	      1,679
Income taxes                    	        603         712	     805	        640
   Net income                   	   $  1,113    $  1,152	$  1,503	   $  1,039
Net income per share            	   $   1.86    $   1.92 $   2.51 	  $   1.74
Weighted average shares outstanding	 598,198     598,401 	598,486 	   598,435

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

                     	CNB Corporation and Subsidiary
	                        Selected Financial Data

                                       Twelve Months Ended 12/31/98
                                      Average   Interest    Avg. Annual
                                       Balance   Income/      Yield or
                                                  Expense(2)     Rate
Assets:
  Earning assets
   Loans, net of
     unearned income                   $228,057   $20,755       9.10%
   Investment securities:
     Taxable                            118,941     7,187       6.04
     Tax-exempt                          13,771     1,053       7.65
   Federal funds sold and
     securities purchased under
     agreement to resell                 26,890     1,406       5.23

      Total earning assets             $387,659   $30,401       7.84
   Other assets                          26,219
      Total assets                     $413,878

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $273,469    11,432       4.18
     Federal funds purchased and
      securities sold under
      agreement to repurchase            34,274     1,514       4.42
     Other short-term borrowings          1,514        84       5.55
        Total interest-bearing
         liabilities                   $309,257   $13,030       4.21
   Noninterest-bearing deposits          62,582
   Other liabilities                      1,841
   Stockholders' equity                  40,198
       Total liabilities and
         stockholders' equity          $413,878
   Net interest income as a
     percent of total
     earning assets                    $387,659   $17,371       4.48%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   358

Ratios:
Annualized return on average total assets                       1.33%
Annualized return on average stockholders' equity              13.70
Cash dividends declared as a percent of net income             37.94
Average stockholders' equity as a percent of:
  Average total assets                                          9.71
  Average total deposits                                       11.96
  Average loans, net of unearned income                        17.63
Average earning assets as a percent of
average total assets                                           93.67%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $422 as of December 31, 1998 are included in loans, net of unearned income, for purpose of this analysis.

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

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1998 and 1997
                                                            (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest             Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid           Due to  Due To   Rate X
                                 1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance  Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    228,057   204,987     9.10%       9.32%    20,755      19,110       1,645      (451)   2,147     (51)
Investment securities:
 Taxable                       118,941   118,900     6.04%       6.05%     7,187       7,191          (4)       (7)       3       -
 Tax-exempt                     13,771    13,841     7.65%       7.82%     1,053       1,083         (30)      (24)      (6)      -
Federal funds sold and
 securities purchased under
 agreement to resell            26,890    13,730     5.23%       5.41%     1,406         743         663       (25)     712     (24)

Total Earning Assets           387,659   351,458     7.84%       8.00%    30,401      28,127       2,274      (507)   2,856     (75)

Interest-bearing Liabilities:

Interest-bearing deposits      273,469   241,009     4.18%       4.15%    11,432      10,009       1,423        72    1,342       9
Federal funds purchased and
 securities sold under
 agreement to repurchase        34,274    36,148     4.42%       4.64%     1,514       1,676        (162)      (80)     (86)      4
Other short-term borrowings      1,514     1,562     5.55%       5.06%        84          79           5         8       (3)      -

Total Interest-bearing
 Liabilities                   309,257   278,719     4.21%       4.22%    13,030      11,764       1,266         -    1,253      13
Interest-free Funds
 Supporting Earning Assets      78,402    72,739

Total Funds Supporting

Earning Assets                 387,659   351,458     3.36%       3.34%    13,030      11,764       1,266         -    1,253      13

Interest Rate Spread                                 3.63%       3.78%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .85%        .88%


Net Yield on Earning Assets                          4.48%       4.66%    17,371      16,363

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

                              INVESTMENT SECURITIES

Investment securities with a par value of $74,500, $69,965, and $55,665 at December 31, 1998, 1997, and 1996, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1998, 1997, and 1996.

                                              December 31, 1998
                             Book       Unrealized           Fair
                             Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 8,011  $   59      $    -      $ 8,070    6.28%
   One to five years         5,962     179           -        6,141    6.09%
                            13,973     238           -       14,211    6.20%

  Federal agencies
    Within one year          5,171      30           -        5,201    6.20%
    One to five years       60,289     520          87       60,722    5.77%
                            65,460     550          87       65,923    5.81%

  State, county and municipal
    Within one year            325       7           -          332    7.90%

  Other-restricted
    Federal Reserve
     Bank Stock                116       -           -          116    6.03%

    Total available
     for sale              $79,874  $  795      $   87      $80,582    5.88%

HELD TO MATURITY
  United States Treasury
   Within one year         $ 6,995  $   81      $    -      $ 7,076    6.56%
    One to five years        4,019      76           -        4,095    6.05%
                            11,014     157           -       11,171    6.38%

  Federal agencies
   Within one year           2,036       6           -        2,042    5.50%
   One to five years        33,350     615           -       33,965    6.14%
                            35,386     621           -       36,007    6.10%


  State, county and municipal
   Within one year           1,236      11           -        1,247    9.57%
   One to five years         8,430     260           -        8,690    7.69%
   Six to ten years          4,582     231           -        4,813    7.56%
                            14,248     502           -       14,750    7.81%

  Total held to maturity   $60,648  $1,280      $    -      $61,298    6.56%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

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

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December
31, 1998, 1997, 1996, 1995, and 1994 by major classification:


	                                     1998 	    1997 	    1996 	    1995 	    1994
Real estate Loans  - mortgage	      $142,039	 $136,441	 $111,474	 $ 95,451 	$ 89,728
                   - construction	    15,560	   19,653	   15,148	    5,453	    6,328
Loans to farmers	                      1,487 	   1,214	    1,328	    1,032	    1,180
Commercial and industrial loans	      36,393	   34,606	   28,105	   23,133	   17,472
Loans to individuals for household
  family and other consumer
  expenditure	                        32,669	   30,772	   29,642	   28,095	   30,700
All other loans, including
   overdrafts	                         1,951 	     140 	     236 	     334	      186
   Gross Loans	                      230,099 	 222,826 	 185,933 	 153,498 	 145,594
     Less unearned income	              (970)	  (1,105)	  (1,058)	  (1,094)	  (1,231)
    Less reserve for loan losses	     (3,132)	  (2,879)	  (2,370)	  (2,242)		 (2,220)
     Net loans	                     $225,997 	$218,842 	$182,505 	$150,162 	$142,143


           MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $178,510 and $160,088 in fixed rate loans as of December 31, 1998 and 1997, respectively. At December 31, 1998, and 1997, fixed rate loans with maturities in excess of one year amounted to approximately $137,928 and $119,218, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

                               RISK ELEMENTS

The following information relates to certain assets which are defined as risk elements by the Securities and Exchange Commission. All loans which meet the criteria set forth by the Securities and Exchange Commission are detailed below, regardless of the likelihood of collection in full or in part. All loans classified for regulatory purposes as loss, doubtful, substandard, or especially mentioned that have not been disclosed do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms. As a matter of practice, loans which management has serious concerns about the borrower being able to pay are put into a non-accrual status and disclosed under Risk Elements. Management reviews these loans periodically and feels that the current reserve for possible loan losses adequately provides coverage for actual loss potential. Other interest-bearing assets considered a risk element are also detailed in this section.

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1998, 1997, 1996, 1995, 1994:

                                                December 31,
                                   1998    1997    1996    1995    1994
   Nonaccrual loans              $  422  $   24  $  377  $  479  $1,062

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $  100  $  135  $   77  $   87  $   55

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1998, 1997, and 1996 is as follows:

                                              1998   1997    1996

   Interest included in income during the
   year                                       $ 16   $  1    $  7

   Interest which would have been included
   at the original contract rates             $ 40   $  3    $ 45

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

As of December 31, 1998, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1998, the Company had no foreign loans outstanding.

                            LOAN CONCENTRATIONS

As of the year ended December 31, 1998, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

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

As of December 31, 1998, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:
                                                 Year Ended December 31,

                                   	  1998   	  1997  	    1996 	   1995       1994
Loans (net of unearned income):
  Average loans outstanding for
  the period	                       $228,057	 $204,987	 $169,815	 $149,940  $140,104
Reserve for loan losses:
Balance at beginning
    of period	                      $  2,879	 $  2,370	 $  2,242	 $  2,220  $  2,170
  Charge-offs:
    Commercial, financial, and
     agricultural	                       189	      238	      111	      133	      122

    Real Estate - construction
                  and mortgage	           14 	       5	       22 	       3	       57

    Loans to individuals	                553	      399	      296 	     313       277

      Total charge-offs	            $    756	 $    642	 $    429	 $    449  $    456

  Recoveries:
    Commercial, financial, and
     agricultural	                        89	      100	       47	      166	       58

    Real estate-construction
     and mortgage	                         5	      106 	      15	       44	       35

Loans to individuals	                    235	      145	      135	      151		     118

      Total recoveries	             $    329	 $    351	 $    197 	$    361	 $    211

  Net charge-offs	                  $    427	 $    291	 $    232	 $     88  $	   245
  Additions charged to operations	  $    680	 $    800	 $    360	 $    110 	$    295
  Balance at end of period	         $  3,132	 $  2,879	 $  2,370	 $  2,242 	$  2,220
  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period    	    .19%	     .14% 	    .14%	     .06%	    .17%

[FN]
The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $420 during 1999.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1998       1997       1996


Noninterest bearing demand deposits	    62,582     57,645     51,249
Interest bearing demand deposits	       47,249     45,844     44,886
Savings deposits	                       28,428     29,894     31,375
Time deposits	                         197,792    165,271    137,733
 Total deposits	                       336,051    298,654    265,443


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1998      1997       1996

Interest bearing demand deposits	         1.49%     1.70%      1.70%
Savings deposits	                         2.69%     2.70%      2.79%
Time deposits	                            5.04%     5.10%      5.06%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1998:

            Time Certificates of Deposit
            Maturity within 3 months or less         $27,018
            Over 3 through 6 months                   17,923
            Over 6 through 12 months                   8,246
            Over 12 months                             8,141
              Total                                   61,328

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                   Year ended December 31,

                                                   1998      1997      1996

   Return on average total assets                  1.33%     1.28%     1.19%
   Return on average stockholders' equity         13.70%    13.17%    12.15%
   Cash dividend payout ratio                     37.94%    37.32%    35.09%
   Average equity to average assets ratio          9.71%     9.71%     9.83%



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

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1998       1997       1996
    agreement to repurchase         $32,518    $32,366    $33,018


The following information relates to short-term borrowings outstanding during 1998, 1997, and 1996:

                          Maximum Amount        Weighted Average
                       Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1998    1997    1996    1998   1997   1996
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $39,678 $49,506 $45,333  4.12%  4.61%  4.81%


                                           Year ended December 31,
                                          1998      1997      1996
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding	   $34,274	   $36,148  $39,506
   Weighted average interest rate paid    4.42%      4.64%    4.82%

                           ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has ten permanent offices in Horry County. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet. In addition, the Bank has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet),and Myrtle Beach in the City of Myrtle Beach (12,000 square feet). Of the ten offices, the bank owns the principal office, the office at Red Hill, West Conway, Northside, Main Street, Socastee, Aynor, and Myrtle Beach. All other facilities are leased by the Bank under long-term leases with renewal options. In addition to the existing facilities, the Company has purchased two future office sites. The sites consist of approximately 1.5 acres on Highway 17 south of Myrtle Beach in Murrells Inlet and 1.1 acres on Highway 701 north of Conway. An office is scheduled to be constructed and opened on the Murrells Inlet property during the fourth quarter of 1999. The company also anticipates building an office on the other site within the next three years, depending on market conditions.


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1998.

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On May 12, 1998, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected four directors to serve for a three-year term; and
2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, as independent auditors for the Company and its subsidiary for the year ending December 31, 1998.

                                  PART II

           ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                       RELATED SECURITY HOLDER MATTERS


As of December 31, 1998, there were approximately 670 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 25% stock dividend paid during 1997.

                                           1998               1997
                                      High       Low     High      Low

                    First  Quarter  $90.00    $90.00   $76.80   $76.80
                    Second Quarter  $94.00    $90.00   $84.00   $76.80
                    Third  Quarter  $94.00    $94.00   $84.00   $84.00
                    Fourth Quarter  $99.00    $94.00   $90.00   $84.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.50 per share in 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 25% stock dividend in September, 1997, a 20% stock dividend in September, 1994, a 50% stock dividend in July, 1989, a 20% stock dividend in August, 1987 and a 15% stock dividend in November, 1985. There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

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

                                              Year Ended December 31,
                                    	1998      1997    1996     1995      1994
Selected Income Statement Data:
Total Interest Income		 	            $ 30,043	$ 27,759	$ 24,496	$ 22,601  $ 19,847
Total Interest Expense			              13,030	  11,764 	 10,579   10,115     7,613
Net Interest Income            		 	    17,013	  15,995	  13,917	  12,486    12,234
Provision for Possible Loan Losses	       680	     800	     360	     110 	     295
Net Interest Income after Provision
 for Possible Loan Losses	             16,333	  15,195	  13,557	  12,376    11,939
Total Other Operating Income	           3,932	   3,413	   3,015	   2,954     2,814
Total Other Operating Expense	 	       11,936	  11,041	  10,393	   9,797     9,599
Income Before Income Taxes	 	           8,329	   7,567	   6,179	   5,533     5,154
Income Taxes              	 	           2,821	   2,760	   2,095	   1,777     1,657
Net Income	                  	 	     $  5,508	$  4,807	$  4,084	$  3,756  $  3,497

Per Share:
Net Income Per Weighted Average
 Shares Outstanding*		 	             $   9.22	$   8.03	$   6.84	$   6.29  $   5.87
Cash Dividend Paid Per Share	 	      $   3.50	$   3.00	$   3.00	$   3.00  $   2.00
Weighted Average Shares
 Outstanding*				                     597,452 	598,435	 596,870 	597,275   595,463

*Restated for stock dividend

Selected Balance Sheet Data:
Assets					 	                        $426,359	$381,144	$341,818	$324,694  $297,120
Net Loans					                        225,997	 218,842	 182,505	 150,162   142,143
Investment Securities		 	             141,230	 123,423	 132,287	 138,768   126,613
Federal Funds Sold				                 22,100	  11,375   	    -  	 7,300     3,125

Deposits:
 Non-Interest-Bearing		 	            $ 66,303	$ 55,422	$ 49,911	$ 44,723  $ 40,986
 Interest-Bearing			 	                279,809	 245,905	 218,502	 206,433   193,207
 Total Deposits			 	                 $346,112	$301,327	$268,413	$251,156  $234,193
Stockholders' Equity	              		$ 41,201	$ 37,717	$ 34,496	$ 32,195  $ 28,857

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 19.9% from $184,875 at December 31, 1996 to $221,721 at December 31, 1997; and 3.3% from December 31, 1997 to $229,129 at December 31, 1998.
Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 1997 due to a strong local economy but slowed somewhat in 1998. Loans, net of unearned income, increased as a percentage of total assets from 54.1% at year-end 1996 to 58.2% at year-end 1997 and decreased to 53.7% at year-end 1998. Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 38.7% at year-end 1996 to 35.3% at year-end 1997 and increased to 39.5% at year-end 1998 as investments have been utilized to balance the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets decreased from 7.2% in 1996 to 6.5% in 1996 as the Bank grew into its expanded infrastructure but increased to 6.8% in 1998 due to a branch office addition and $199,000 in Y-2K related hardware and software purchases. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits remained flat at 14.6% at December 31, 1996 and 14.5% at December 31, 1997 but grew to 15.6% at December 31, 1998. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 74.3% at December 31, 1996 and 1997 to 73.5% at December 31, 1998.


The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1998, 1997 and 1996:

                                                           December 31,
                                                    1998      1997      1996
Assets:
  Earning assets
    Loans, net of unearned income                   53.7%     58.2%     54.1%
          Investment securities:
          Taxable                                   29.8      28.6      34.6
          Tax-exempt                                 3.3       3.7       4.1
    Federal funds sold and securities
     purchased under agreement to resell             6.4       3.0         -
    Other earning assets                               -         -         -
     Total earning assets                           93.2      93.5      92.8
    Other assets                                     6.8       6.5       7.2
     Total assets                                  100.0%    100.0%    100.0%
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Interest-bearing deposits			                  65.6%     64.5%     63.9%
      Federal funds purchased and securities
             sold under agreement to repurchase		    7.6	      8.5       9.7
            Other short-term borrowings			            .3 	     1.3        .7
       Total interest-bearing liabilities		         73.5      74.3      74.3

    Non-interest-bearing deposits			                15.6	     14.5      14.6
    Other liabilities					                           1.2	      1.3		     1.0
    Stockholders' equity					                        9.7 	     9.9      10.1
     Total liabilities and stockholders' equity	   100.0%	   100.0%    100.0%

Results of Operation

CNB Corporation and subsidiary experienced earnings in 1998, 1997 and 1996 of $5,508, $4,807,and $4,084, respectively, resulting in a return of average assets of 1.33%, 1.28%, and 1.19% and a return on average stockholders' equity of 13.70%, 13.17% and 12.15%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $426,359 at December 31, 1998 as compared to $381,144 at December 31, 1997 and $341,818 at December 31, 1996. The following table sets forth the financial highlights for fiscal years 1998, 1997, and 1996.

                                 CNB Corporation and Subsidiary
                                      FINANCIAL HIGHLIGHTS
                   (All Dollar Amounts, Except Per Share Data, in Thousands)

                   				   December 31, 1997 to 1998  December 31, 1996 to 1997 December 31,
                         				  1998       Percent	      1997       Percent           1996
                                    					Increase		        Increase
					                                   (Decrease)		      (Decrease)
Net interest income after
 provision for loan losses	     $ 16,333	  7.5%   $ 15,195		  12.1%	   $ 13,557
Income before income taxes	        8,329	 10.1	      7,567		  22.5	      	6,179
Net Income		               	   	   5,508	 14.6	      4,807		  17.7	      	4,084
 Per share (weighted average
 of shares outstanding)*		      $   9.22 	14.8    $   8.03 	  17.4     $   6.84

Cash dividends declared       		   2,090	 16.5	      1,794		  25.2  	     1,433

 Per Share	                  			$   3.50	 16.7 	  $   3.00 		    - 		  $   3.00


Total assets	                			$426,359	 11.9%   $381,144		  11.5%	   $341,818
Total deposits	               		 346,112	 14.9	    301,327		  12.3	    	268,413
Loans, net of unearned income	   229,129	  3.3 	   221,721 	  19.9 	    184,875
Investment securities		          141,230	 14.4     123,423		  (6.7)	    132,287
Stockholders' equity		            41,201	  9.2	     37,717		   9.3	     	34,496
  Book value per share*
 (actual number of shares
     outstanding)			            $  69.06	  9.5	   $  63.06		   9.2	    $  57.73


*Restated for stock dividend

Ratios(1):
Returns on average total assets     1.33%  3.9 	      1.28%		  7.6  		     1.19%
Return on average stockholders'
 equity                            13.70%  4.0       13.17%	   8.4   		   12.15%

(1) For the fiscal years ended December 31, 1998, 1997, and 1996, average total assets amounted to $413,878, $375,989, and $342,182 with average stockholders' equity totaling $40,198,$36,495, and $33,620, respectively.

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

The Bank has maintained strong net interest margins in 1998, 1997 and 1996 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $14,298 in 1996
and $16,363 in 1997 to $17,371 in 1998.   During the three-year period,
total fully-tax-equivalent interest income increased by 13.1% from $24,877 in 1996 to $28,127 in 1997 and increased 8.1% in 1998 to $30,401. Over the same period, total interest expense increased by 11.2% from $10,579 in 1996 to $11,764 in 1997 and increased 10.8% to $13,030 in 1998.
Fully-tax-equivalent net interest income as a percentage of average total earning assets increased from 4.5% in 1996 to 4.7% in 1997 and decreased back to 4.5% in 1998. The increase was reflective of strong loan growth and higher loan to deposit ratios.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1998, 1997, and 1996. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset
(RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                    Interest Rate Sensitivity Analysis
                                   	 1 Day	 90 Days	 180 Days	 365 Days	 5 Years	 5 Years
Rate Sensitive Assets (RSA)
 Federal Funds Sold	                27,100	       0	       0	        0	        0 	      0
 Investment Securities	                  0 	  5,885	   6,230	   11,754	  112,856    4,389
 Loans (net of non-accruals $422)  	51,589	  17,340	  11,354	   11,465	   98,042   39,886
Total, RSA	                         78,689	  23,225	  17,584	   23,219	  210,898   44,275
Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of	              0	  27,018	  17,923	    8,246	    8,141        0
 $100,000 or more
All Other Time Deposits	                 0	  40,559  	28,490	   26,898	   11,505        0
Money Market Deposit Accounts	      32,713	       0	       0	        0	        0        0
Federal Funds Purchased and	        30,428	      90	       0	        0	    2,000        0
 Securities Sold Under
 Repurchase Agreements
Total RSL	                          63,141	  67,667	  46,413	   35,144	   21,646        0
RSA-RSL	                            15,548	 (44,442)	(28,829)	 (11,925)	 189,252   44,275
Cumulative RSA-RSL	                 15,548  (28,894) (57,723)	 (69,648) 	119,604  163,879
Cumulative RSA/RSL	                   1.25	     .78	     .67	      .67	     1.51     1.70

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $680 in 1998, $800 in 1997 and $360 in 1996. Net loan charge-offs totalled $427 in 1998, $291 in 1997, and $232 in 1996 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.39% at December 31, 1998, 1.32% at December 31, 1997, and 1.30% at December 31, 1996.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $1,358 at December 31, 1998, $983 at December 31, 1997, and $202 at December 31, 1996. The market value of investment securities rose in 1996, 1997, and 1998 as overall market rates declined. Security gains/(losses) of $(28) and $41 were taken in 1997 and 1996, respectively, when bonds were sold to provide additional primary liquidity and to manage the bank's interest rate sensitivity position. No security gains/(losses) were taken in 1998.

Other Income - Other income, net of security sales, increased by 15.7% from $2,974 in 1996 to $3,441 in 1997 and grew 14.3% from $3,441 in 1997 to
$3,932 in 1998. Other income rose in 1996 due to higher volumes in deposit and loan account activity and rose significantly in 1997 and 1998 due to continued growth in these areas compounded by a June 1, 1997 increase in overall service charge rates. Also, 1998 other income was enhanced by the start-up of an in-house mortgage loan department dedicated to the origination of mortgage loans for the secondary market.

Other Expenses - Other expenses increased by 6.2% from $10,393 in 1996 to $11,041 in 1997 and 8.1% from $11,041 in 1997 to $11,936 in 1998. The components of other expenses are salaries and employee benefits of $6,166, $6,591, and $7,259; occupancy and furniture and equipment expenses of $1,759, $1,698, and $1,704; and other operating expenses of $2,468, $2,752,
and $2,973 for 1996, 1997, and 1998, respectively.   The increase in
salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 180 to 198 full-time equivalent employees over the three-year period. The addition of the Myrtle Beach office in 1995 and the West Conway office in 1998 impacted occupancy and furniture and equipment expense. Also, approximately $106 of the budgeted "Year 2000" costs (see Year 2000) of $276 were expensed during 1998. Looking ahead, non-interest expense should grow due to a planned addition of an office to the bank's branch network during the fourth quarter of 1999 and the remaining "Year 2000" expenditures.

Income Taxes - Provisions for income taxes increased 31.7% from $2,095 in 1996 to $2,760 in 1997 and 2.2% from $2,760 in 1997 to $2,821 in 1998.
The increase in income taxes is primarily due to an increase in income before income taxes of 22.5% from $6,179 in 1996 to $7,567 in 1997 and 10.1% from $7,567 in 1997 to $8,329 in 1998. Also, the utilization of tax-free income as a percentage of income before income taxes declined in 1997 and 1998.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability, on a short-term basis, to borrow funds
from the Federal Reserve System.   The Company has cash balances on hand of
$4,467, $3,480, and $3,078 at December 31, 1998, 1997, and 1996 with liabilities, consisting of cash dividends payable, totalling $2,090, $1,794, and $1,435, respectively. In anticipation of potential "Year 2000" liquidity needs, the bank is in the process of joining the Federal Home Loan Bank system and obtaining additional borrowing capacity, as well as increasing short-term assets that may be easily converted to cash. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $41,201, $37,717, and $34,496 at December 31, 1998, 1997, and 1996, representing 9.66%, 9.90%, and 10.09% of total assets,
respectively.   At December 31, 1998, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during the third quarter of 1995. This decrease had a positive effect on earnings in 1996, 1997, and 1998, and should favorably impact future years income. The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS
130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

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

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company does not use derivative transactions at this time, management does not expect that this standard will have a significant effect on the Company.

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

All systems used by the bank have been identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. Anticipated Year 2000 costs are projected to be approximately $276,000. The majority of this amount has been spent on capital expenditures to be expensed over the next four years. $20,000 will be spent this year on public information and education.

All mission critical systems have been replaced or upgraded to Year 2000 compliance. All mission critical systems have been tested to ensure Year 2000 functionality. Further testing will be conducted during 1999 as deemed appropriate. The bank has in place a Business Interruption Plan in case of unforeseen problems or failures.

In June of this year, The Conway National Bank and The Conway Chamber of Commerce will jointly sponsor a Year 2000 Community Forum. Participants will include local utilities, city and county governments, social security, health services, the post office and educational institutions. The public will have an opportunity to hear progress reports on participants' Year 2000 projects.

The bank is currently working on its Year 2000 Contingency Plan for cash services. This plan will anticipate and provide for the increased demand for extra cash by customers as we approach year end.

                       ITEM 8 - FINANCIAL STATEMENTS

	                      CNB CORPORATION AND SUBSIDIARY

                   	REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

               	FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                          CNB CORPORATION AND SUBSIDIARY
                             	CONWAY, SOUTH CAROLINA


                                     	CONTENTS


                                                                 	PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS		                34

FINANCIAL STATEMENTS
	Consolidated balance sheets		                                      35
	Consolidated statements of income		                                36
	Consolidated statements of changes in stockholders' equity		       37
	Consolidated statements of comprehensive income		                  38
	Consolidated statements of cash flows	                            	39

NOTES TO FINANCIAL STATEMENTS		                                40 - 55

                           ELLIOTT, DAVIS & COMPANY, LLP
                            CERTIFIED PUBLIC ACCOUNTANTS
           MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                                    GREENVILLE, SC
                                    GREENWOOD, SC
                                     ANDERSON, SC
                                       AIKEN, SC
                                     COLUMBIA, SC
                                      AUGUSTA, GA


   	                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              ELLIOTT, DAVIS & COMPANY, LLP


January 28, 1999

                 Internationally - Moore Stephens Elliott Davis, LLC
870 S. Pleasantburg Drive   Post Office Box 6286   Greenville, South Carolina
                                29606-6286
TELEPHONE (864) 242-3370                                TELEFAX (864) 232-7161


                        CNB CORPORATION AND SUBSIDIARY
	                         CONSOLIDATED BALANCE SHEETS
                 	(amounts, except share data, in thousands)

                                                                							            December 31,
						                                                                           1998		    1997
	ASSETS
CASH AND DUE FROM BANKS	                                                     $ 	17,864 	$ 	14,371
FEDERAL FUNDS SOLD		                                                            27,100 			 11,375
INVESTMENT SECURITIES HELD TO MATURITY
	(fair value $61,928 in 1998 and $70,893 in 1997) 		                            60,648 			 70,239
INVESTMENT SECURITIES AVAILABLE FOR SALE	                                     	 80,582 			 53,184
LOANS					                                                                     230,099 			222,826
	Less unearned income		                                                           (970)  		(1,105)
	Less allowance for loan losses		                                               (3,132)  		(2,879)
		Net loans		                                                                  225,997  		218,842
PREMISES AND EQUIPMENT	                                                          7,258  			 6,798
ACCRUED INTEREST RECEIVABLE		                                                    4,102  			 3,680
OTHER ASSETS		                                                                   2,808 			  2,655
						                                                                       $ 426,359 	$ 381,144
	LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
	Deposits
		Noninterest-bearing	                                                       $ 	66,303		$ 	55,422
		Interest-bearing		                                                           279,809			 245,905
			Total deposits	                                                          	  346,112			 301,327
	Securities sold under repurchase agreements		                                  32,518			  32,366
	United States Treasury demand notes	                                          	 1,148			   5,000
	Other liabilities		                                                             5,380 			  4,734
			Total liabilities		                                                         385,158 			343,427
COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10, 11 and 12
STOCKHOLDERS' EQUITY
	Common stock - $10 par value; authorized 1,500,000 shares in 1998 and1997;
		issued 598,681 shares in 1998 and 1997		                                       5,987			   5,987
	Capital in excess of par value of stock		                                      24,538 		  24,552
	Retained earnings		                                                            10,448			   7,030
	Accumulated other comprehensive income		                                          425			     197
                                                                       					   	41,398 		  37,766
	Less 2,066 shares and 539 shares held in Treasury at cost	                	      (197) 	     (49)

			Total stockholders' equity	                                                 	41,201		 	 37,717

                                                                     				 		 $	426,359		$	381,144

The accompanying notes are an integral part of these consolidated financial statements.

                        	CNB CORPORATION AND SUBSIDIARY
	                       CONSOLIDATED STATEMENTS OF INCOME
	                (amounts, except per share data, in thousands)


                                                           						For the years ended December 31,
                                                           						   1998  	 	1997  		  1996
INTEREST INCOME
	Loans and fees on loans	                                        $	20,755	$	19,110	 $	15,808
	Investment securities
		Taxable		                                                        	7,187		  7,191		   7,488
		Nontaxable		                                                        695		    715		     740
			Total interest on investment securities		                        7,882  		7,906	   	8,228
	Federal funds sold	                                               	1,406		    743		     460
			Total interest income	                                         	30,043		 27,759	  	24,496
INTEREST EXPENSE
	Deposits			                                                      	11,432		 10,009		   8,610
	Securities sold under repurchase agreements	                      	1,514		  1,676		   1,906
	United States Treasury demand notes		                                 84		     79		      63
			Total interest expense	                                        	13,030		 11,764	  	10,579
			Net interest income		                                           17,013		 15,995		  13,917
PROVISION FOR LOAN LOSSES		                                           680		    800		     360
		Net interest income after provision for loan lNONINTEREST INCOME
	Service charges on deposit accounts	                              	2,449		  2,246		   1,956
	Other service and exchange charges		                               1,483   	1,195 		  1,018
	Gain (loss) on sale of investment securities available for sale		      -	    	(28)  		   41
			Total noninterest income		                                       3,932   	3,413 		  3,015
NONINTEREST EXPENSES
	Salaries and wages		                                               5,857  		5,328		   5,031
	Pensions and other employee benefits		                             1,402		  1,263		   1,135
	Occupancy	                                                         		690	   	 670		     719
	Furniture and equipment	                                          	1,014		  1,028		   1,040
	Liability insurance		                                                103 	   	105		      79
	Office supplies	                                                    	407		    366		     290
	Credit card operations                                             		737		    624		     569
	Other operating expenses	                                         	1,726	  	1,657		   1,530
			Total noninterest expenses	                                    	11,936 		11,041		  10,393
			Income before provision for income taxes		                       8,329		  7,567		   6,179
PROVISION FOR INCOME TAXES	                                        	2,821		  2,760		   2,095
			Net income	                                                    $	5,508	 $	4,807	  $	4,084
NET INCOME PER SHARE OF COMMON STOCK	                             $ 	9.22	 $	 8.03	  $	 6.84

The accompanying notes are an integral part of these consolidated financial statements.

	                           CNB CORPORATION AND SUBSIDIARY
	               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	                  For the years ended December 31, 1998, 1997 and 1996
	                     (amounts, except share data, in thousands)

			                                                                    Capital in		                     Accumulated
		                                                                    	excess of			                       other  	        Total
		                                                            Common	  par value	  Retained	 Treasury	 comprehensive 	stockholders'
                                               	     Shares    stock    of stock   earnings 	 stock   	  income          equity
BALANCE, DECEMBER 31, 1995	                         	479,093	$  	4,791 	$	15,676	 $	11,431	  $	(133)	    $	430	        $ 32,195
				1996
	Net income		                                              - 		      - 		      - 		  4,084		      - 		       - 		         4,084
	Cash dividend, $3.00 per share		                          -		       -		       - 		 (1,433) 		    - 		       -		         (1,433)
	Treasury stock transactions (net)		                       -		       -		       - 	 	     - 		    32 		       - 		            32
	Gain on sale of treasury stock		                          -		       -		      21		       -		      -		        -		             21
	Net change in unrealized holding gain,
		net of income taxes of $269		                            -		       -		       -		       -		      - 		    (403)		          (403)
BALANCE, DECEMBER 31, 1996		                         479,093		   4,791		  15,697		  14,082		   (101)	     	 27		         34,496
				1997
	Net income                                                -		       -		       - 		  4,807		      -		        -		          4,807
	Cash dividend, $3.00 per share		                          - 	       - 		      - 		 (1,794) 		    - 		       - 		         (1,794)
	Stock dividend 		                                   119,588   		1,196   		8,850 		(10,046)       -          -                -
	Cash in lieu of fractional shares on stock dividend       -				     - 	       -		     (19) 		    - 		       -    		        (19)
	Treasury stock transactions (net)	                        -		       -		       -		       -		     52 		       -		             52
	Gain on sale of treasury stock		                          -		       -		       5		       - 		     -		        -		              5
	Net change in unrealized holding gain,
  net of income taxes of $114		                            -		       -		       -		       -		      -		      170 	            170
BALANCE, DECEMBER 31, 1997		                         598,681		   5,987		  24,552		   7,030		    (49) 		    197		         37,717
				1998
	Net income		                                              -		       -		       -		   5,508 		     - 		       -		          5,508
	Cash dividend, $3.50 per share		                          -		       -		       -		  (2,090) 		    - 		       - 		        (2,090)
	Treasury stock transactions (net)                         -		       -		       -		       -		   (148) 		      - 		          (148)
	Gain on sale of treasury stock		                          -		       -		       6		       -		      - 		       -		              6
	Minority interest purchase premium                        -		       -		     (20)		      -		      -		        - 		           (20)
	Net change in unrealized holding gain,
		net of income taxes of $152		                            -		       -		       - 		      -		      - 	      228 		           228
BALANCE, DECEMBER 31, 1998		                         598,681	  $	5,987	 $	24,538	 $	10,448	  $	(197)	    $	425	        $	41,201

The accompanying notes are an integral part of these consolidated financial statements.

                          CNB CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (amounts in thousands)


					                                          For the years ended December 31,
                                         				        1998      1997 	    1996

NET INCOME                                        	$	5,508	  $	4,807	  $	4,084

OTHER COMPREHENSIVE INCOME, NET OF TAX:
	Unrealized holding (losses) gains on investment
		securities available for sale		                      228		     198	    	(444)
	Reclassification adjustments for losses
		(gains) included in net income		                       -		     (28)		     41

COMPREHENSIVE INCOME	                              $	5,736	  $	4,977	  $	3,681

                          CNB CORPORATION AND SUBSIDIARY
                      	CONSOLIDATED STATEMENTS OF CASH FLOWS
	                              (amounts in thousands)

                                                              						   For the years ended  December 31,
                                                             							       1998 	   	1997  	   1996
OPERATING ACTIVITIES
	Net income	                                                            	$	5,508	  $ 4,807 	 $	4,084
	Adjustments to reconcile net income to net cash provided
		by operating activities
		Depreciation		                                                             693		     700 		    757
		Provision for loan losses		                                                680		     800 		    360
		Provision for deferred income taxes		                                     (272)		     50		      89
		Loss on disposal of equipment		                                             78		      51 		      -
		Changes in assets and liabilities:
			Increase in accrued interest receivable		                                (422)		   (355)		    (38)
			Increase in other assets		                                               (153)		   (170) 		   (79)
			Increase in other liabilities		                                           767		     998		     108
				Net cash provided by operating activities		                            6,879		   6,881		   5,281

INVESTING ACTIVITIES
	Proceeds from sale of investment securities available for sale		              -		   4,707		   3,932
	Proceeds from maturities of investment securities held to maturity		     22,676		  17,776		  19,670
	Proceeds from maturities of investment securities available for sale		   17,474		  18,832		  11,546
	Purchases of investment securities available for sale		                 (44,493)		(14,301)		(15,921)
	Purchases of investment securities held to maturity		                   (13,085)		(17,866)		(13,418)
	Net (increase) decrease in federal funds sold		                         (15,725)		(11,375)		  7,300
	Net increase in loans		                                                  (7,835)		(37,137)		(32,702)
	Premises and equipment expenditures		                                    (1,231)		   (683) 	   (457)
				Net cash used for investing activities		                             (42,219)		(40,047)		(20,050)

FINANCING ACTIVITIES
	Dividends paid		                                                         (2,090) 		(1,794)		 (1,432)
	Net increase in deposits	                                               	44,785		  32,914 		 17,257
	Increase (decrease) in securities sold under repurchase agreements		        152		   3,348		  (7,917)
	Increase (decrease) in federal funds purchased		                              -		  (4,000)		  4,000
	Increase (decrease) in United States Treasury demand notes		             (3,852) 		 2,681		   1,553
	Treasury stock transactions (net)		                                        (162)		     57		      53
	Cash in lieu of fractional shares on stock dividend		                         - 		    (19)		      -
				Net cash provided by financing activities	                           	38,833		  33,187		  13,514

				Net increase (decrease) in cash and due from banks		                   3,493		      21		  (1,255)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR		                              14,371		  14,350		  15,605

CASH AND DUE FROM BANKS, END OF YEAR	                                   $	17,864	 $	14,371	 $	14,350

CASH PAID FOR
	Interest		                                                            	$	12,744	 $	11,233	 $	10,580
	Income taxes	                                                          $	 2,935	 $	 2,665	 $	 1,915

The accompanying notes are an integral part of these consolidated financial statements.

                         	CNB CORPORATION AND SUBSIDIARY
	                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations
		The consolidated financial statements include the accounts of CNB Corporation
  ("the Company") and its wholly-owned subsidiary, The Conway National Bank
  ("the Bank").  All significant intercompany balances and transactions have been eliminated.  The Bank operates under a national bank charter and provides full banking services to customers.  The Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit
  Insurance Corporation.  The Company is subject to regulation of the Federal
  Reserve Board.

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

Investment securities
		The Company accounts for investment securities in accordance with Statement of
  Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain
  Investments in Debt and Equity Securities."  This statement requires that the
  Company classify debt securities upon purchase as available for sale, held to maturity or trading.  Such assets classified as available for sale are carried at fair value.  Unrealized holding gains or losses are reported as a component of stockholders' equity (accumulated other comprehensive income) net of deferred income taxes.  Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.  To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity.  Trading securities are carried at market value.  The Company has no trading securities.  Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

  A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1998 and 1997, the Company had no impaired loans.

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

Premises and equipment
		Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed over the estimated useful lives of the assets using primarily the straight-line method. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.  Gains and losses on routine dispositions are reflected in current operations.

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

	                                                         							(Continued)

Advertising expense
  Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place.
  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $295,000, $338,000 and $294,000 were included in the Company's results of operations for 1998, 1997 and 1996, respectively.

Income taxes
  Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized.

Net income per share
  The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed on the basis of the weighted average number of common shares outstanding, 597,452 in 1998, 598,435 in 1997, and 596,870 in 1996. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

  In September of 1997, the Company's Board of Directors declared a five-for-four stock split effected in the form of a 25 percent common stock dividend. This stock was issued on September 30, 1997, to common stockholders of record on September 12, 1997. Share and per share data have been restated to reflect this stock split.

Fair values of financial instruments
		SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as
  amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

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


                                                           							(Continued)

Fair values of financial instruments

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

			Deposits - The fair values disclosed for demand deposits are, by definition, equal to their carrying amounts. The carrying amounts of variable rate, fixed-term money market accounts and short-term certificates of deposit approximate their fair values at the reporting date.  Fair values for long-
   term fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

			Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased and U. S. Treasury demand notes approximate their fair values.

			Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Comprehensive income
   In June 1997, the Financial Accounting Standards Board (FSAB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under this statement, the Company is required to classify items of "other comprehensive income" by their nature in the financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods were required to be reclassified to reflect the provisions of the statement. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

Recently issued accounting standards
   In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that adoption of SFAS 131 will have a material effect on the Company's financial statements.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company does not use derivative transactions at this time, management does not expect that this standard will have a significant effect on the Company.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

		The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 1998 and 1997 were approximately $6,839,000 and $5,909,000, respectively.


NOTE 3 - INVESTMENT SECURITIES

		The book value and approximate fair value of investment securities are summarized as follows (amounts in thousands):

                                  				        	   December 31, 1998
                               					Amortized		  Unrealized Holding		      Fair
					                                 cost	   	    Gains  	 Losses 		      value
	 	AVAILABLE FOR SALE
			United States Treasury
				Within one year	                $	8,011	     $     59 	 $ 	   -	      $  8,070
				One to five years		               5,962		         179		       -		        6,141
                               						13,973	         	238		       -		       14,211
			Federal agencies
				Within one year		                 5,171 		         30		       -		        5,201
				One to five years		              60,289	         	520		      87		       60,722
                               						65,460		         550		      87		       65,923
			State, county and municipal
				Within one year		                   325		           7		       -		          332
			Other - restricted
				Federal Reserve Bank stock		        116		           -		       -		          116
				Total available for sale	      $	79,874	     $	   795	  $	   87	       $	80,582
		HELD TO MATURITY
			United States Treasury
				Within one year               	$	 6,995	     $	    81	  $	    -	       $	 7,076
				One to five years		               4,019		          76		       -		         4,095
                               						11,014	         	157		       -		        11,171
			Federal agencies
				Within one year		                 2,036		           6		       -		         2,042
				One to five years	              	33,350		         615		       -		        33,965
                               						35,386		         621		       -		        36,007
			State, county and municipal
				Within one year		                 1,236		          11		       -		         1,247
				One to five years		               8,430		         260		       -		         8,690
				Six to ten years		                4,582		         231		       -		         4,813
                               						14,248		         502		       - 		       14,750
				Total held to maturity	        $	60,648	      $ 1,280 	  $	   -	       $	61,298

                                                         									(Continued)

							                                        December 31, 1997
                             					  Amortized  Unrealized Holding 		 Fair
	AVAILABLE FOR SALE	                   cost	  		Gains    Losses 		   value
		United States Treasury
				Within one year	                $	10,252	 $	    52	 $   	  8	  $	10,296
				One to five years	               	11,987     		125		       -	   	12,112
					                                	22,239     		177       		8   		22,408
			Federal agencies
				Within one year		                  4,995		       1	      	12    		4,984
				One to five years		               23,805     		158      		18   		23,945
				Six to ten years		                 1,375      		21       		-    		1,396
                               							30,175		     180	      	30	   	30,325
			State, county and municipal
				One to five years	                  	325      		10		       -		      335
			Other - restricted
				Federal Reserve Bank stock		         116		       -		       -		      116
				Total available for sale	       $	52,855	 $   	367	 $	    38	  $	53,184

                                       						 	December 31, 1997
					                               Amortized  Unrealized Holding 	 	Fair
                           					       cost	  		Gains  		Losses  	   value
		HELD TO MATURITY
			United States Treasury
				Within one year	                $	17,703	 $ 	   11	 $	    49	  $	17,665
				One to five years		                9,977		     131		       -		   10,108
					                                	27,680	     	142	      	49		   27,773
			Federal agencies
				One to five years               		28,235		     216	      	45   		28,406

			State, county and municipal
				Within one year		                  1,540		       9		       -		    1,549
				One to five years		                6,436     		214	       	1	    	6,649
				Six to ten years	                 	5,746	     	157       		-    		5,903
				After ten years	                    	602      		11		       -	      	613
							                               14,324		     391		       1		   14,714
				Total held to maturity	         $	70,239	 $   	749	 $	    95	  $	70,893

Investment securities with an aggregate par value of $74,500,000 at December 31, 1998 and $69,965,000 at December 31, 1997 were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

		Following is a summary of loans by major classification (tabular amounts in thousands):
						                                                  December 31,
					                                                  1998	     1997
			Real estate - mortgage	                          $	142,039	$	136,441
			Real estate - construction	                        	15,560   	19,653
			Commercial and industrial		                         36,393		  34,606
			Loans to individuals for household, family and
				other consumer expenditures		                      32,669		  30,772
			Agriculture	                                        	1,487   		1,214
			All other loans, including overdrafts	              	1,951     		140
					                                               $	230,099	$	222,826

		The Bank's loan portfolio consisted of $178,510,000 and $160,088,000 in fixed rate loans as of December 31, 1998 and 1997, respectively.  At December 31,
1998, fixed rate loans with maturities in excess of one year amounted to
$137,928,000.

		Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

                                       					   1998  	 1997  		1996

			Balance, beginning of year	               $	2,879	$	2,370	$	2,242
			Recoveries of loans previously charged
				against the allowance	                      	329	   	351   		197
			Provided from current year's income	         	680   		800	   	360
			Loans charged against the allowance		        (756) 		(642) 		(429)

			Balance, end of year	                     $	3,132	$	2,879	$	2,370

		At December 31, 1998 and 1997, non-accrual loans totaled $422,000 and $24,000, respectively.  The total amount of interest earned on non-accrual loans was
$16,000 in 1998, $1,000 in 1997, and $7,000 in 1996.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $40,000 in 1998, $3,000 in 1997, and $45,000 in
1996.  As of December 31, 1998 and 1997, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

		Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

                                          							    1998	   1997

			Land and buildings                           			$	9,581	$	8,853
			Furniture, fixtures and equipment				             5,188 		5,313
                                            								14,769		14,166
			Less accumulated depreciation and amortization				7,530	 	7,370
                                             								7,239	 	6,796
			Construction in progress			                         	19     		2
							                                            $	7,258	$	6,798

		Depreciation and amortization of premises and equipment charged to operating expense totaled $693,000 in 1998, $700,000 in 1997, and $757,000 in 1996.


NOTE 6 - DEPOSITS

		At December 31, 1998 and 1997, certificates of deposit of $100,000 or more totaled $61,328,000 and $56,305,000, respectively.  Interest expense on these deposits was $3,455,000 in 1998, $2,815,000 in 1997, and $1,639,000 in 1996.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

		Securities sold under repurchase agreements are summarized as follows (amounts
  in thousands):
							                                                          December 31,
							                                                         1998 	 	 1997
			U. S. Government securities with a book value of $35,127
				($35,672 fair value) and $38,984 ($39,216 fair value)
				at December 31, 1998 and 1997, respectively, are used as
				collateral for the agreements.	                         		$	32,518	$	32,366

		The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of
Richmond.  The weighted average interest rate of these agreements was 4.12 and
4.61 percent at December 31, 1998 and 1997, respectively.  Securities sold under repurchase agreements averaged $34,274,000 and $35,815,000 during 1998 and 1997, respectively.  The maximum amounts outstanding at any month-end were $39,678,000 and $49,506,000 during 1998 and 1997, respectively.

NOTE 8 - LINES OF CREDIT

		At December 31, 1998, the Bank had unused short-term lines of credit totaling
$23,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

		The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 4.11%. The note is secured by
U.S. Treasury Notes with a market value of $7,530,000 at December 31, 1998.  The amount outstanding under the note totaled $1,148,000 and $5,000,000 at December
31, 1998 and 1997, respectively.


NOTE 9 - INCOME TAXES

		The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows
(amounts in thousands):

                                       					         1998   			         1997	 			          1996
                                         					Amount	      %		   Amount	     %	   	Amount	     %
	Tax expense at statutory rate	               $	2,832	 	 34.0%	  $	2,573		 34.0%  	$	2,101 		34.0%
	Increase (decrease) in taxes resulting from:
		Tax exempt interest		                          (213)	 	(2.6)		    (219)		(2.9)		    (253)		(4.1)
		State bank tax (net of federal benefit)		       166		   2.0	      	132	  	1.8		      121		  2.0
		Other - net		                                    36		   0.5		      274		  3.6		      126 		 2.0
		Tax provision	                              $	2,821	  	33.9%	  $	2,760	 	36.5%	  $	2,095	 	33.9%

		The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
													                                                December 31,
													                                                1998	   1997
Deferred tax assets:
	Allowance for loan losses deferred for tax purposes							$	1,065 $  	979
	Other										                                              	125	    	28
		Gross deferred tax assets									                        	1,190 		1,007
		Less valuation allowance									                         	1,072 		1,007
		Net deferred tax assets									                            	118     		-
Deferred tax liabilities:
	Unrealized net gains on securities available for sale	       (283) 		(132)
	Accumulated discount accretion					                        					-  		(125)
	Depreciation for income tax reporting in excess of amount
		for financial reporting									                           	(312) 		(330)
	Other											                                                - 	  	(31)
		Gross deferred tax liabilities
                                                            		(595)	 	(618)
		Net deferred tax liability								                       	$	(477)	$	(618)

                                                   													(Continued)

		A portion of the change in the net deferred tax liability relates to the change in unrealized net gains on securities available for sale.  The related
1998 deferred tax provision of $151,000 has been recorded directly to stockholders' equity.  The balance of the change in the net deferred tax liability results from the current period deferred tax expense.

		The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):
					                                1998  		 1997 	 	 1996
		Income taxes currently payable
			Federal	                        $	2,864	 $	2,487	 $	1,828
			State	                             	249    		223    		178
				                               		3,113  		2,710	  	2,006
		Tax consequences of differences
			Loan losses		                       (86)		  (173) 		  (43)
			Depreciation		                      (18)		   (15)	    	39
			Accretion on investments	         	(125)	    	22     		20
			Other		                             (63)   		216     		73
				Provision	                     $	2,821	 $	2,760	 $	2,095


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

		The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position.  The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

		The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 1998 (amounts in thousands):

                                       					Contract
					                                        amount

			Commitments to extend credit	            $	20,637

			Standby letters of credit	               $	   710

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

		At December 31, 1998, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices and a computer maintenance contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 1998 were (tabular amounts in thousands):

	Payable in year ending	         	                   Amount
			1999	                                               $	93
			2000		                                                77
			2001		                                                 7
			2002		                                                 5
			2003 and thereafter	              	                   25
				Total future minimum payments required	           $	207

		Lease payments under all operating leases charged to expense totaled $56,000 in 1998, $62,000 in 1997, and $61,000 in 1996.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

		The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.


NOTE 12 - RESTRICTION ON DIVIDENDS

		The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 1998 the Bank's retained earnings were $34,247,000.


NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

		Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business.  Additional transactions may be expected to take place in the future.  Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features.  Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1998 and 1997, were $1,085,000 and $1,628,000, respectively.  During 1998, $55,000 of new loans were made to this group and repayments of $598,000 were received.

NOTE 14 - EMPLOYEE BENEFIT PLAN

		The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to one percent of employee salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 1998, 1997 and
1996, $378,000, $361,000, and $336,000, respectively, were charged to operations under the plan.

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


NOTE 15 - REGULATORY MATTERS

			The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the
Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

			Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

			As of December 31, 1998, the most recent notification from the Office of the
Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

																	  	                                                 To be well capitalized
												                                            For capital		under prompt corrective
	                                      										    adequacy purposes  action provisions
						                                   Actual					     Minimum			       Minimum
						                              Amount	   Ratio   Amount 			Ratio  Amount 			Ratio
As of December 31, 1998
	Total Capital (to risk
		weighted assets)	                 $	41,177		16.82% 	$	19,586	 	8.0%  $	24,483		10.0	%
	Tier I Capital (to risk
		weighted assets)		                  38,117 	15.57 		  	9,793			4.0			  14,690			6.0
	Tier I Capital (to average assets)	 	38,117			9.22			  16,541			4.0		  	20,677			5.0




                            										-51-			                 					(Continued)

																	 	                                                           To be well capitalized
                                        												           For capital			 under prompt corrective
					                                            							    adequacy purposes			 action provisions
                        					              Actual 				          Minimum				          Minimum
						                               Amount			    Ratio			Amount   			   Ratio	Amount			     Ratio
As of December 31, 1997
	Total Capital (to risk
		weighted assets)	                  $	38,295	  		16.98% 	$	18,046		    	8.0% 	$	22,558			   10.0	%
	Tier I Capital (to risk
		weighted assets)		                   35,475	  		15.73	   		9,023	    		4.0		 	 13,535				   6.0
	Tier I Capital (to average assets)  		35,475		   	9.45		 	 15,018		    	4.0 			 18,773   				5.0


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

		The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

							                                                1998           	  		1997
                                        							Carrying  		Fair   	Carrying 		 Fair
							                                          amount  		value    	amount  		value
	FINANCIAL ASSETS
		Cash and due from banks 	                    $	17,864	 $	17,864	 $	14,371 	$	14,371
		Federal funds sold	                           	27,100  		27,100	  	11,375  		11,375
		Investment securities held to maturity	       	60,648		  61,928		  70,239	  	70,893
		Investment securities available for sale		     80,582	 	 80,582	  	53,184	  	53,184
		Loans                                    	 			230,099 		227,831 		222,826 		219,546


	FINANCIAL LIABILITIES
		Deposits	                                   		346,112	 	346,460	 	301,327	 	301,490
		Securities sold under repurchase agreements  		32,518  		32,602  		32,366  		32,420
		U. S. Treasury demand notes	                   	1,148   		1,148	   	5,000		   5,000


	OFF BALANCE SHEET INSTRUMENTS
		Commitments to extend credit		                 20,637		  20,637	  	20,551  		20,551
		Standby letters of credit		                       710		     710	   	1,438		   1,438











NOTE 17 - PARENT COMPANY INFORMATION

		Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

	                                CONDENSED BALANCE SHEETS
                                                    										          December 31,
							                                                      			     1998		     1997
	ASSETS
		Cash		                                                      					$	4,467	  $	 3,480
		Investment in subsidiary						                                    38,542		   35,646
		Land	                                                         							245		      348
		Other assets  			                                                    	37		       37
									                                                        	$	43,291	  $	39,511
	LIABILITIES AND STOCKHOLDERS' EQUITY
		Dividends payable	                                           				$	2,090  	$ 	1,794
		Stockholders' equity (net of $197 and $49 of treasury stock)	 				41,201		   37,717
    						                                                        $	43,291	  $	39,511

                          	CONDENSED STATEMENTS OF INCOME

								                                  For the years ended December 31,
					                                				     1998      1997 	    1996
	INCOME
		Dividend from bank subsidiary			          $	2,903	  $	1,934	  $	1,548
		Other income				                                -	       	-	      	11
	                                     								2,903	   	1,934   		1,559

	EXPENSES
		Sundry				                                    	38      		34      		30
			Income before equity in undistributed
		 		net income of bank subsidiary				        2,865	   	1,900		   1,529

	EQUITY IN UNDISTRIBUTED NET INCOME OF
		SUBSIDIARY				                              2,643   		2,904   		2,555
			Net income			                            $	5,508  	$	4,804  	$	4,084







                                     	-53-	                        (Continued)

                       	CONDENSED STATEMENTS OF CASH FLOWS
                                                   								  For the years ended December 31,
									                                                        1998  	 	 1997 		   1996
	OPERATING ACTIVITIES
		Net income                                                			$	5,508	  $	4,804	  $	4,084
		Adjustments to reconcile net income to net cash provided
			by operating activities
			Equity in undistributed net income of bank subsidiary			     (2,643) 		(2,904)   (2,555)
			  Net cash provided by operating activities				               2,865   		1,900		   1,529
	INVESTING ACTIVITIES
		Purchase of land				                                            (122)	   	(103)		      -
		Proceeds from the sale of land				                               200		       - 		      -
			  Net cash provided by (used for) investing activities			        78		    (103)		      -
	FINANCING ACTIVITIES
		Dividends paid		                                            		(1,794)		 (1,433) 		(1,431)

		Cash in lieu of fractional shares on stock dividend			             -		     (19)		      -
		Treasury stock transactions (net)		                           		(162)	     	57		      53
			  Net cash provided by (used for) financing activities	    		(1,956)		 (1,395)		 (1,378)
			  Net increase in cash				                                      987		     402		     151

	CASH, BEGINNING OF YEAR				                                     3,480	   	3,078		   2,927
	CASH, END OF YEAR			                                          $	4,467  	$ 3,480 	 $	3,078

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
				Unaudited condensed financial data by quarter for 1998 and 1997 is as follows (amounts, except per share data, in thousands):
								    	          Quarter ended
			1998	 		                               March 31 	June 30 	Sept. 30	Dec. 31
		Interest income	                         $	7,187	 $	7,554	 $	7,737	 $	7,565
		Interest expense		                         3,166	  	3,282	  	3,324  		3,258
			Net interest income		                     4,021 		 4,272		  4,413		  4,307
		Provision for loan losses	                  	190		    175		    160		    155
			Net interest income after
				provision for loan losses		              3,831	  	4,097	  	4,253	  	4,152
		Noninterest income	                         	816	    	963  		1,161	    	992
		Noninterest expenses	                     	2,754	  	2,758	  	2,906	  	3,518
			Income before income taxes		              1,893		  2,302	  	2,508	  	1,626
		Income taxes	                               	657    		756		    821		    587
			Net income	                             $ 1,236 	$	1,546	 $	1,687	 $	1,039
		Net income per share	                    $ 	2.07	 $ 	2.58	 $ 	2.83	 $ 	1.74
		Weighted average shares outstanding	    	598,098		597,768		597,258		596,684

                               							-54-		          		          (Continued)

								    	       Quarter ended
			1997	 		                                March 31 	June 30 		Sept. 30  Dec. 31
		Interest income	                         $	6,520	  $	6,813	  $	7,108	  $	7,318
		Interest expense	                         	2,798	   	2,923	   	3,022	   	3,021
			Net interest income		                     3,722	   	3,890	   	4,086		   4,297
		Provision for loan losses	                  	240	     	210	     	150	     	200
			Net interest income after
				provision for loan losses	              	3,482	   	3,680		   3,936   		4,097
		Noninterest income	                         	775	     	871     		993	     	774
		Noninterest expenses		                     2,541	   	2,687	  		2,621	   	3,192
			Income before income taxes	              	1,716	   	1,864	  		2,308	  	 1,679
		Income taxes		                               603	     	712		    	805	     	640
			Net income	                             $	1,113	  $	1,152	  $	1,503	  $	1,039
		Net income per share	                    $ 	1.86	  $ 	1.92	  $		2.51	  $ 	1.74
		Weighted average shares outstanding	 	   598,198		 598,401	 	598,486	 	598,435


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

	PART III
	ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
	MANAGEMENT OF THE COMPANY

Directors

         The Directors and Nominees for election to the Board of Directors of the Company are as follows:

		                           Proposed Present	                       Company
	                       Director	Term	    Principal                    Stock  Owned
Name (Age)	             Since	   Expires 	Occupation	              Number       %
 Willis J. Duncan
      (71)	             1958     2000 	   Chairman of the Board.   31,150(1)   5.22
       			                                The President of the
			                                       Bank from November
			                                       1985 to February 1988.
 W. Jennings Duncan
      (43)	             1984	    2001	    President.  Executive    19,342(2)   3.24
			                                       Vice President of the
			                                       Bank from November
			                                       1985 to February 1988.
 Dr. R. C. Smith
      (84)	             1959	    2001	    Past Chairman of the      1,867       .31
			                                       Board. Chairman of the
			                                       Board from 1979 to
			                                       1985, when he became
			                                       Vice Chairman.
			                                       Chairman of the Board
		                                   	    from November 1985 to
			                                       February 1988.
			                                       Retired in 1985 as a
			                                       physician with Conway
			                                       Internists, P.A. of
			                                       Conway,South Carolina.
 James W. Barnette, Jr.
      (53)	             1984	     2001	   President of Surfside     4,858(3)    .81
			                                       Rent Mart, Inc., a
			                                       general rental company
			                                       located in Surfside
			                                       Beach, S.C., since
			                                       1992.  Private real
			                                       estate investor from
			                                       1988 to 1991.
		                                       	Previously, Mr.
			                                       Barnette was General
		                                       	Manager of Coastal
			                                       Golf Corp., Burning
			                                       Ridge Corp., and
		                                       	Indian Wells Golf
			                                       Club, which own and
		                                       	operate golf courses
			                                       in the Myrtle Beach,
			                                       South Carolina, area.


	ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
	MANAGEMENT OF THE COMPANY (continued)

                              		Proposed	Present 	                       Company
	                      Director Term    	Principal	                  Stock      Owned
Name    (Age)	           Since	 Expires 	Occupation	                 Number      %
*Harold G. Cushman, Jr.
       (69)            	 1963     2002  	Retired in 1995 as        20,403(4)   3.42
                                      	  President of Dargan
                                        	Construction Company,
                                      			Inc.

*Charles C. Cutts      	 1945     2002  	Retired.                  15,367(5)   2.58
       (93)

 Paul R. Dusenbury	      1997     2000  	Treasurer. Vice              836(6)    .14
       (40)                              President and Cashier
			                                      of the Bank since 1988.

*G. Heyward Goldfinch
       (80)	             1976     2002  	Retired.  Director         1,937       .32
                                        	of Goldfinch's, Inc.,
                                        	a funeral home, and of
                                        	Hillcrest Cemetery of
                                        	Conway, Incorporated.
 John Monroe J. Holliday
       (82)	             1969     2000  	President of Palmetto     15,025(7)   2.52
                                        	Farms Corp. and partner
                                        	in Holliday Associates,
                                        	diversified agricul-
                                        	tural, real estate
                                        	development, and retail
                                        	companies headquartered
                                        	in Horry County, South
                                        	Carolina.

*Robert P. Hucks	        1993     2002  	Executive Vice	            1,774(8)    .30
       (53)                             	President.  Served as
                                       		Vice President and
	 	                                     	Cashier of the Bank
 		                                     	from 1985 to 1988.

 Richard M. Lovelace,Jr.
       (52)            	 1984     2000  	Attorney in private        1,912(9)    .32
                                        	practice with Lovelace
                                        	& Rogers, PA in Conway,
                                        	South Carolina.
 John K. Massey
       (84)            	 1959    	2001   Retired.                   4,722(10)   .79

*Howard B. Smith, III
       (50)            	 1993     2002  	Asst. Professor of         2,393       .40
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

	 Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (42 persons), own 155,938 (26.14%) shares of Company stock.

  (1) Includes 10,517 shares held by Harriette B. Duncan (wife).

	 (2) Includes 871 shares held by Robin F. Duncan (wife); 2,510 shares held by Ann Louise Duncan (daughter); 2,510 shares held by Mary Kathryn Duncan (daughter); 2,510 shares by Willis Jennings Duncan, V (son); and 2,510 shares by Margaret Brunson Duncan (daughter).

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

	 (5) Includes 7,703 shares held by Eugenia B. Cutts (wife).

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

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Five (5) directors in Class II will be elected at the 1999 Annual Meeting to serve for a three (3) year term. Directors in Class III will be elected at the 2000 Annual Meeting to serve for a three (3) year term and Directors in Class I will be elected at the 2001 Annual Meeting to serve for a three (3) year term. Currently, there are thirteen (13) Directors, with five (5) directors in Class II. The Board of Directors has passed a resolution fixing the total number of Directors at thirteen (13).


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

       During 1998, the Company's Board of Directors met four (4) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met eleven (11) times; the Audit Committee met nine (9) times; the Loan Committee met twelve (12) times; the Building Committee met two (2) times; and the Public Relations Committee did not meet. With the exception of Charles C. Cutts, each Director attended at least 75% of the aggregate of
(a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
	                            Position(s) Currently
         Name              Age  	  With The Company

    Willis J. Duncan       71    	Chairman of the Board (1)

    W. Jennings Duncan     43    	President and Director (1)

    Robert P. Hucks        53	    Executive Vice President and
 			Director (1)

    Verta Lee Chestnut     60   	Secretary

    Paul R. Dusenbury      40   	Treasurer and Director (1)
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

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers.
The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1998, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table


                		Annual Compensation                    Long-Term
                                                       Compensation
                                    			           Awards          Payouts
						                                                       Stock  Long-Term
                                  				   Other   Restricted Options Incentive
Name and	                ($)	    ($) 	  Annual(1)  Stock($) /SAR'S  Payout    All Other(2)
Principal Position Year	Salary 	Bonus	Compensation Awards    (#)     ($)    Compensation

W. Jennings Duncan 1998	135,504	29,900    4,361       0       0       0       10,163
President and      1997	128,136	25,000    3,386       0       0       0        9,610
Director of Bank   1996	121,740	15,640    2,985       0       0       0        9,131

Robert P. Hucks    1998	119,796	26,500    6,000       0       0       0        8,985
Executive Vice     1997	113,280	22,188    6,000       0       0       0        8,496
President and      1996	107,628	13,960    6,000       0       0       0        8,072
Director of Bank

Paul R. Dusenbury  1998	111,060	24,588    6,000       0       0       0        8,330
Vice President and 1997	105,024	20,688    6,000       0       0       0        7,877
Cashier of Bank    1996	 99,780	13,000    6,000       0       0       0        7,484

(1) Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1998, 1997, and 1996, $378,000, $361,000, and
$336,000, respectively, was charged to operations under the plan.

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

Director Compensation

     Directors who are not Bank officers received $400 for each monthly meeting of the Board of Directors and an additional $100 for each committee meeting attended in 1998. Effective February, 1999, Director compensation for each committee meeting attended was increased to $150.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

	ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of December 31, 1998, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder who is not an officer or director of the Company is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

Willis J. Duncan                   31,150                     5.2%
1400 Third Avenue
Conway, South Carolina  29526

All Officers and Directors as a Group

(41 persons)  (2)                 155,938                    26.1%
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

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1998 and 1997 Consolidated Statements of Income - Years ended December 31, 1998,
  1997, and 1996
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1998, 1997, and 1996
Consolidated Statements of Comprehensive Income - Years ended
  December 31,   1998, 1997, and 1996.
Consolidated Statements of Cash Flows - Years Ended December 31,
  1998, 1997, and 1996
Notes to Consolidated Financial Statements

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

                          EXHIBIT INDEX
Exhibit
Number

  3 Articles of Incorporation - A copy of the Articles of Incorporation of the Company is incorporated herein by reference to Exhibit 3(a) which was filed with a Form 8-A dated June 24, 1998

         By-laws of the Company - A copy of the By-laws of the Company is incorporated herein by reference to Exhibit 3(b) which was filed with a Form 10-Q Quarterly
         Report dated June 30, 1997.

 22 Subsidiaries of the Registrant - A copy of the subsidi-aries of the registrant is incorporated herein by refer-ence to Exhibit 22 which was filed with a Form 10-K Annual Report dated March 28, 1986.

 27      Financial Data Schedule - Article 9 Financial Data
         Schedule for 10-k for electronic filers (pages 67 and 68).

All other exhibits, the filing of which are required with this Form, are not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 17, 1999.

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


Paul R. Dusenbury                     Treasurer and Director
                                      (Chief Financial Officer
                                      and Chief Accounting Officer)

Harold G. Cushman, Jr.                Director


Charles C. Cutts                      Director


G. Heyward Goldfinch                  Director


J.M.J. Holliday                       Director


John K. Massey                        Director


Howard B. Smith, III                  Director