Form 10-Q
period 1999-03-31
CNB CORP /SC/
filed 1999-05-13
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE
    ACT OF 1934


For the quarterly period ended     March 31, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to


                           	___________________


For Quarter Ended March 31, 1999    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


  South Carolina                                      57-0792402
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

  P.O. Box 320, Conway, South Carolina              29526
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (843) 248-5721


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 1999 was 597,321.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 1999,               1
           December 31, 1998 and March 31, 1998

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 1999 and 1998

           Consolidated Statement of Comprehensive Income               			3
           for the Three Months Ended March 31, 1999 and 1998

	          Consolidated Statement of Changes in Stockholders'              4
           Equity for the Three Months Ended March 31, 1999
           and 1998

           Consolidated Statement of Cash Flows for the Three Months       5
           Ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements                   6-13

Item 2.    Management's Discussion and Analysis of Financial           14-21
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                        	  1999         1998        1998
ASSETS:
    Cash and due from banks			           $ 16,086	   $ 17,864	      $ 15,683
    Interest bearing deposits with banks	       0	          0	             0
    Investment Securities		 	              58,876	     60,648	        63,195
      (Fair values of $59,715 at
       March 31, 1999, $61,928 at
       December 31, 1998, and $63,983
       at March 31, 1998)
    Securities Available for Sale	      	  82,973	     80,582	        59,300
      (Amortized cost of $82,937 at
       March 31, 1999, $79,874 at
       December 31, 1998, and $58,874
       at March 31, 1998)
    Federal Funds sold and securities
       purchased under agreement
       to resell		                     		  37,175   	  27,100	        34,575
    Loans:
       Gross Loans	                   			 239,609	    230,099      	 227,140
       Less unearned income			               (811)	      (970)	       (1,089)
         Loans, net of unearned income	   238,798   	 229,129      	 226,051
       Less reserve for possible
          loan losses		                 	  (3,199)  	  (3,132)     	  (3,014)
         Net loans				                    235,599   	 225,997      	 223,037
    Bank premises and equipment		           7,326	      7,258	         6,780
    Other assets				                        7,149   	   6,910      	   6,654
Total assets			                        		 445,184   	 426,359      	 409,224

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing	            		 74,496   	  66,303	        61,743
       Interest-bearing			                292,610   	 279,809      	 266,447
          Total deposits			               367,106   	 346,112      	 328,190
    Federal funds purchased and
       securities sold under agreement
       to repurchase				                   32,257   	  32,518	        37,098
    Other short-term borrowings		           1,131	      1,148	         1,672
    Other liabilities			                    2,394   	   5,380      	   3,275
 Total liabilities		     	                402,888   	 385,158      	 370,235
   Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1999 and 1998;  issued 598,687
       1n 1999 and 1998		               	   5,987	      5,987	         5,987
       Surplus				                         24,545	     24,538	        24,551
       Undivided Profits			                11,876	     10,448	         8,266
       Net Unrealized Holding		                22	        425      	     255
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock	              (134)  	    (197)	          (70)
            Total stockholders' equity     42,296 	    41,201      	  38,989
           Total liabilities
             and stockholders' equity     445,184   	 426,359      	 409,224

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                            1999      1998
Interest Income:
  Interest and fees on loans                              $  5,097  $  5,093
  Interest on investment securities:
    Taxable investment securities                            1,929     1,687
    Tax-exempt investment securities                           180       179
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                        282       228
      Total interest income                                  7,488     7,187

Interest Expense:
  Interest on deposits                                       2,809     2,742
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         337       398
  Interest on other short-term borrowings                       14        26
      Total interest expense                                 3,160     3,166
Net interest income                                          4,328     4,021
Provision for possible loan losses                             150       190
Net interest income after provision for possible
  loan losses                                                4,178     3,831
Other income:
  Service charges on deposit accounts                          612       590
  Gains/(Losses) on securities                                   0         0
  Other operating income                                       294       226
      Total other income                                       906       816
Other expenses:
  Salaries and employee benefits                             1,843     1,661
  Occupancy expense                                            389       423
  Other operating expenses                                     730       670
      Total operating expenses                               2,962     2,754
Income before income taxes                                   2,122     1,893
  Income tax provision                                         694       657
Net Income                                                   1,428     1,236

  Per share data:
  Net income per weighted average shares outstanding      $   2.39  $   2.07

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  70.81  $  65.21

  Weighted average number of shares outstanding            597,180   598,098

  Actual number of shares outstanding                      597,321   597,900

                          CNB Corporation and Subsidiary
                 Consolidated Statements of Comprehensive Income
            (All Dollar Amounts, Except Per Share Data, in Thousands)
                                   (Unaudited)




							                                       Three Months
							                                          Ended
							                                         March 31,
						                                     	1999       		1998
Net Income		                            				$1,428     		$1,236

Other comprehensive income, net of tax

    Unrealized gains/(losses)
      on securities:
        Unrealized holding gains/(losses)	    (403)	         58
      during period

Net Comprehensive Income		                		$1,025	      $1,294


                           CNB Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                          (All Dollar Amounts in Thousands)
                                    (Unaudited)

                                                    Three Months Ended
                                                         March 31,

                                                     1999        1998
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1		                         		     5,987       5,987
Issuance of Common Stock	                  			      None	       None
Balance at end of period				                        5,987	      5,987



Surplus:
Balance, January 1				                        	    24,538	     24,552
Issuance of Common Stock	                 			      None      		None
Gain on sale of treasury stock	              		         7	          0
Balance at end of period				                       24,545	     24,551



Undivided profits:
Balance, January 1		                        			    10,448	      7,030
Net Income						                                    1,428	      1,236
Cash dividends declared				                          None	       None
Balance at end of period				                       11,876	      8,266



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1                        					       425      		 197
Change in net unrealized gains/(Losses)		            (403)         58
Balance at end of period				                           22	        255



Treasury stock:
Balance, January 1                       				 	      (197)     		 (49)
Purchase of treasury stock				                        (63)     		(127)
Reissue of treasury stock				                         126         106
Balance at end of period				                         (134)	       (70)



Total stockholders' equity	                 			    42,296 	    38,989

Note:  Columns may not add due to rounding.

                       CNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                         For the three-month period ended March 31,
                                                      1999        1998
OPERATING ACTIVITIES
  Net income                                        $ 1,428     $  1,236
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        131          172
    Provision for loan losses                           150          190
    Provision for deferred income taxes                (656)          49
    Loss (gain) on sale of investment
     securities                                           0            0
    (Increase) decrease in accrued interest
     receivable                                        (135)        (240)
    (Increase) decrease in other assets                 (65)         (79)
    (Decrease) increase in other liabilities           (695)         267

        Net cash provided by operating
          activities                                    158        1,595

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0            0
  Proceeds from maturities of investment
   securities held to maturity                        2,642       10,044
  Proceeds from maturities of investment
   securities available for sale                      5,609        3,884
  Purchase of investment securities held to
   Maturity                                            (870)      (3,000)
  Purchase of investment securities
   available for sale                                (8,000)     (10,000)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0            0
  (Increase) decrease in federal funds sold         (10,075)     (23,200)
  (Increase) decrease in loans                       (9,669)      (4,330)
  Premises and equipment expenditures                  (199)        (154)

        Net cash provided by (used for)
          investing activities                      (20,562)     (26,756)

FINANCING ACTIVITIES
  Dividends paid                                     (2,090)      (1,794)
  Increase (Decrease) in deposits                    20,994       26,863
  (Decrease) increase in securities sold
    under repurchase agreement                         (261)       4,732
  (Decrease) increase in other
    short-term borrowings                               (17)      (3,328)

        Net cash provided by (used for)
          financing activities                       18,626       26,473

        Net increase (decrease) in cash
          and due from banks                         (1,778)       1,312
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           17,864       14,371

CASH AND DUE FROM BANKS, MARCH 31, 1999 AND 1998    $16,086     $ 15,683

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 3,545     $  3,200
  Income taxes                                      $   530     $    131

                                    5

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 597,180 for the three-month period ended March 31, 1999 and 599,098 for the three-month period ended March 31, 1998.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 1999 and for the years ended December 31, 1998 and 1997 were approximately $7,429, $6,839, and $5,909, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $77,395 at March 31, 1999 and $74,500 at December 31, 1998 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1999 and at December 31, 1998.

                                                March 31, 1999
			                          Book       Unrealized Holding   Fair
                             Value       Gains    Losses     Value   	 Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year		       $ 5,006      	$   30	  $    -      $ 5,036	 6.08%
   One to five years		       5,967	         109	       -        6,076	 6.09
	    			                    10,973	         139	       -       11,112	 6.09
  Federal agencies
   Within one year		         6,176	          29	       -        6,205	 6.19
   One to five years	       65,347 	        294	     430       65,211	 5.63
	    		                   	 71,523	         323	     430       71,416	 5.68
  State, county and
  municipal
   One to five years		         325	           4	       -          329	 7.90
                       				    325	           4	       -          329	 7.90
  Other Securities(Equity)	    116	           -	       -          116	  -
  Total available for sale	$82,937	      $  466	  $  430      $82,973	 5.74%


HELD TO MATURITY
  United States Treasury
   Within one year       		  8,002 	         78	       -        8,080	 6.35
   One to five years		       1,016 	         10	       -        1,026	 5.50
				                         9,018	          88	       -        9,106	 6.25
  Federal agencies
   Within one year       		  3,020   	       15		      -	       3,035	 5.74
   One to five years		      32,331	         355	      36       32,650	 6.14
    				                    35,351	         370       36       35,685	 6.10

  State, county and
  municipal
   Within one year	       	  1,095	          23        -	       1,118	 9.82%
   One to five years		       8,436	         223        - 	      8,659	 7.48
   Six to ten years		        4,805	         174        3	       4,976	 7.40
   After ten years		           171	           -        -	         171	 6.73
 				                       14,507	         420	       3	      14,924	 7.62
   Total held to maturity 	$58,876	      $  878	 $    39	     $59,715	 6.50%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended March 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $22 as of March 31, 1999.

                                                December 31, 1998
		    		                     Book        Unrealized          Fair
                             Value     Gains    Losses       Value   	Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year	    	   $ 8,011   $   59    	$     -	     $ 8,070	 6.28%
   One to five years	    	   5,962      179 	         -	       6,141	 6.09%
				                        13,973      238 	         -	      14,211	 6.20%
  Federal agencies
   Within one year		         5,171       30	          -	       5,201	 6.20%
   One to five years	 	     60,289      520	         87	      60,722	 5.77%
 				                       65,460      550 	        87	      65,923	 5.81%
  State, county and
  municipal
   One to five years		         325        7 	         -	         332	 7.90%

  Other - restricted
   Federal Reserve
    Bank Stock	 	              116        - 	         -	         116	 6.03%

  Total available for sale	$79,874   $  795 	   $    87	     $80,582	 5.88%

HELD TO MATURITY
  United States Treasury
   Within one year       		  6,995       81	          -	       7,076	 6.56%
   One to five years		       4,019       76 	         -	       4,095	 6.05%
				                        11,014      157 	         -	      11,171	 6.38%
  Federal agencies
   Within one year       		  2,036      	 6	          -	       2,042	 5.50%
   One to five years 	      33,350      615 	         -	      33,965	 6.14%
				                        35,386      621 	         -	      36,007	 6.10%

  State, county and
  municipal
   Within one year	       	  1,236       11	          -	       1,247	 9.57%
   One to five years		       8,430      260	          -	       8,690	 7.69%
   Six to ten years 	   	    4,582      231 	         -	       4,813	 7.56%
 				                       14,248      502 	         -	      14,750	 7.81%
   Total held to maturity 	$60,648   $1,280 	$        -	     $61,928	 6.56%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $425 as of December 31, 1998.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 1999 and December 31, 1998 by major classification:

                                          March 31,           December 31,
                                            1999                  1998
Real estate loans - mortgage		           $  144,186	         	$ 142,039
                  - construction		           14,875	         	   15,560
Commercial and industrial loans		            44,278	         	   36,393
Loans to individuals for household,
  family and other consumer expenditures	    32,235   	          32,669
Agriculture					                              2,297	              1,487
All other loans, including overdrafts	        1,738 	             1,951
     Gross loans				                        239,609   	         230,099
       Less unearned income			                 (811)	              (970)
       Less reserve for loan losses	         (3,199)  	          (3,132)
         Net loans				                      235,599   	         225,997

     Changes in the reserve for loan losses for the quarter ended March 31, 1999 and 1998 and the year ended December 31, 1998 are summarized as follows:

                                                        Quarter Ended
                                                  March 31,      December 31,
                                  		           1999       1998       1998
Balance, beginning of period		           	   $ 3,132	   $ 2,879    $ 2,879
Charge-offs:
   Commercial, financial, and agricultural	       23   	     46        189
   Real Estate - construction and mortgage	        0   	      1         14
   Loans to individuals				                      143	       116        553
       Total charge-offs			   	              $   166   	$   163    $   756
Recoveries:
   Commercial, financial, and agricultural   $    34	   $    30    $    89
   Real Estate - construction and mortgage	        0 	        1          5
   Loans to individuals				                       49   	     77        235
       Total recoveries				                  $    83	   $   108    $   329
Net charge-offs/(recoveries)			              $    83   	$    55    $   427
Additions charge to operations		   	         $   150	   $   190    $   680
Balance, end of period				                   $ 3,199	   $ 3,014    $ 3,132

Ratio of net charge-offs during the period
 to average loans outstanding during the
 period		                             				       .04%	      .02%       .19%

The entire balance is available to absorb future loan losses.

At March 31, 1999 and December 31, 1998 loans on which no interest was being accrued totalled approximately $433 and $422, respectively; foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $121 and $100, respectively.

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

As of March 31, 1999, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

  Property at March 31, 1999 and December 31, 1998 is summarized as follows:

                                     March 31,         December 31,
                                       1999                1998

Land and buildings                   $  9,580           $  9,581
Furniture, fixtures and equipment       5,315              5,188
Construction in progress                   92                 19
                                     $ 14,987           $ 14,788

Less accumulated depreciation and
   amortization                         7,661              7,530
                                     $  7,326           $  7,258

     Depreciation and amortization of bank premises and equipment charged to operating expense was $131 for the quarter ended March 31, 1999 and $693 for the year ended December 31, 1998.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 1999 and December 31, 1998, certificates of deposit of $100,000 or more included in time deposits totalled approximately $66,595 and $61,328 respectively. Interest expense on these deposits was approximately $841 for the quarter ended March 31, 1999 and $3,455 for the year ended December 31, 1998.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 1999 and December 31, 1998, securities sold under repurchase agreements totalled $32,257 and $32,518. U.S. Government securities with a book value of $36,950 ($37,358 market value) and $35,127 ($35,672 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.13 percent and 4.12 percent at March 31, 1999 and December 31, 1998.

NOTE 8 - LINES OF CREDIT

     At March 31, 1999, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Securities with a market value of $7,947 at March 31, 1999. The amount outstanding under the note totalled $1,131 and $1,148 at March 31, 1999 and December 31, 1998, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 1999 and March 31, 1998 on pretax income of $2,122 and $1,893 totalled $694 and $657, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 1999.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 1999, commitments to extend credit totalled $23,404; financial standby letters of credit totalled $162; and performance standby letters of credit totalled $343. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.
Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 1999 and years ended December 31, 1998, 1997 and 1996, $101, $378, $361, and $336,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 1999:
                                                               To be
                                                          well capitalized
                                               For          under prompt
                                         capital adequacy corrective action
                                            purposes         provisions
                             Actual          Minimum           Minimum
                   	     Amount   Ratio   Amount  Ratio     Amount  Ratio
Total Capital (to risk   $42,764  16.74%  $20,431  8.0%     $25,539  10.0%
 weighted assets)
Tier I Capital (to risk   39,572  15.49    10,216  4.0       15,323   6.0
 weighted assets)
Tier I Capital (to avg.   39,572   9.14    17,317  4.0       21,647   5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 1999
                                      (Unaudited)
ASSETS
   Cash                                                          $  2,420
   Investment in subsidiary                                        39,594
   Fixed assets                                                       245
   Other assets                                                        37
                                                                 $ 42,296

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            42,296
                                                                 $ 42,296


                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 1999
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,455
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  1,428







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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 5.6% from $226,051 at March 31, 1998 to $238,798 at March 31, 1998 but have decreased as a percentage of total assets from 55.2% to 53.6% over the same period as loan demand has moderated in our market. Securities and federal funds sold have increased as a percentage of total assets from 38.4% at March 31, 1998 to 40.2% at March 31, 1999 as we have utilized funds in the investments area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 15.1% at March 31, 1998 to 16.7% at March 31, 1999. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased slightly from 65.1% of total assets at March 31, 1998 to 65.7% at March 31, 1999 while securities sold under agreement to repurchase have decreased from 9.1% to 7.2% over the same period.


The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 1999 and 1998:

			                                         				            March 31,
Assets:							                                         1999      	     1998
Earning assets:
   Loans, net of unearned income			     	              53.6%	        	 55.2%
   Investment securities				    	                      13.2   	        15.4
   Securities Available for Sale			    	               18.6   	        14.5
   Federal funds sold and securities purchased
     under agreement to resell				                      8.4	         	  8.5
   Other earning assets					                              -          		   -
      Total earning assets				    	                    93.8         		 93.6
   Other assets						                                   6.2         		  6.4
      Total assets					    	                          100.0%  	       100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits	                  			     65.7%        		 65.1%
   Federal funds purchased and securities sold
    under agreement to repurchase			     	              7.2         		  9.1
   Other short-term borrowings				                       .3         		   .4
       Total interest-bearing liabilities	    	        73.2   	        74.6
         Noninterest-bearing deposits		     	          16.7         		 15.1
   Other liabilities					      	                         .6		            .8
   Stockholders' equity				   	                         9.5         		  9.5
       Total liabilities and stockholders' equity   	 100.0%        		100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 1999 and 1998 of $1,428 and $1,236, respectively, resulting in a return on average assets of 1.32% and 1.25% and a return on average stockholders' equity of 13.68% and 12.88%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $35,960 or 8.8% from $409,224 at March 31, 1998 to $445,184 at March 31, 1999. The following table sets forth the financial highlights for the three-month periods ending March 31, 1999 and March 31, 1998:

                                CNB Corporation
                         CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
           (All Dollar Amounts, Except Per Share Data, in Thousands)

                       Three-Month Period Ended March 31,

	                                                                 Percent
                                                                  Increase
                                       		  1999         1998     (Decrease)
Net interest income after provision for
    loan losses					                         4,178	       3,831	   9.1%
Income before income taxes				               2,122 	      1,893	  12.1
Net Income						                             1,428	       1,236	  15.5
Per Share 						                              2.39	        2.07	  15.5
Cash dividends declared				                      0	           0	     0
   Per Share 						                              0	           0	     0

Total assets	                        					 445,184	     409,224	   8.8%
Total deposits					                        367,106	     328,190	  11.9
Loans, net of unearned income			           238,798	     226,051	   5.6
Investment securities				                  141,849     	122,495	  15.8
Stockholders' equity					                   42,296     	 38,989    8.5
    Book value per share     			             70.81     	  65.21    8.6

Ratios (1):
Annualized return on average total assets	    1.32%	       1.25%   5.6%
Annualized return on average stockholders'
  equity	                            					   13.68%	      12.88%   6.2%


(1)	For the three-month period ended March 31, 1999 and March 31, 1998, average total assets amounted to $432,937 and $394,051 with average stockholders'
equity totaling $41,754 and $38,384, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1999 and 1998. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 1999 and 1998 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 7.5% increase from $4,113 for the three-month period ended March 31, 1998 to $4,421 for the three-month period ended March 31, 1999. During the same period, total fully-tax-equivalent interest income increased by 4.1% from $7,279 to $7,581 and total interest expense decreased by .2% from $3,166 to $3,160. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .08% from 4.46% for the three-month period ended March 31, 1998 to 4.38% for the three-month period ended March 31, 1999.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                      	   CNB Corporation and Subsidiary
	                            Selected Financial Data

                                        Three Months Ended 3/31/99        Three Months Ended 3/31/98
                                        Avg.     Interest     Avg. Ann.    Avg.     Interest   Avg.Ann.
                                      Balance    Income/      Yield or   Balance    Income/    Yield or
                                                 Expense(1)     Rate                Expense(1)   Rate
Assets:
  Earning assets:
   Loans, net of unearned income	    $233,549	    $ 5,097	      8.73%	    $223,932 	  $ 5,093	    9.10%
     Securities:
     Taxable                        	 131,690	      1,929      	5.86	      111,894	     1,687	    6.03
Tax-exempt                          	  14,746	        273      	7.41	       13,843 	      271 	   7.83
   Federal funds sold and
     securities purchased under
     agreement to resell	           	  24,074	        282	      4.69	       19,474	       228	    4.68
   Other earning assets			                  0	          0	         -	            0	         0	       -
      Total earning assets	         	 404,059	      7,581	      7.50	      369,143	     7,279	    7.89
    Other assets			                 	  28,878		                      		     24,908
      Total assets			                $432,937			                      	   $394,051

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits	       	$286,315	      2,809	      3.92	     $257,784	   $ 2,742 	   4.25
   Federal funds purchased and
    securities sold under
    agreement to repurchase	        	  33,127	        337	      4.07 	      35,263	       398	    4.51
   Other short-term borrowings	         1,064	         14	      5.26	        1,471	        26	    7.07
       Total interest-bearing
         liabilities              			$320,506 	   $ 3,160      	3.94	     $294,518	   $ 3,166	    4.30
   Noninterest-bearing deposits	       66,471			                      	     57,807
   Other liabilities			                 4,206	                      			      3,342
   Stockholders' equity			             41,754	                      			     38,384
         Total liabilities and
           stockholders' equity	     $432,937	                      			   $394,051
   Net interest income as a percent
     of total earning assets	       	$404,059	    $ 4,421	      4.38	     $369,143	   $ 4,113	    4.46

(1)  Tax-equivalent adjustment
     based on a 34% tax rate				      $    93				                                     $    92
</TABLE)

Ratios:
Annualized return on average total assets				                   1.32					                         1.25
Annualized return on average stockholders' equity		            13.68				                         12.88
Cash dividends declared as a percent of net income	     	          0				                             0
Average stockholders' equity as a percent of:
  Average total assets	                                   						9.64				                          9.74
  Average total deposits		                            			      11.84				                         12.16
  Average loans, net of unearned income		               	      17.88				                         17.14
Average earning assets as a percent of
average total assets			                               			      93.33				                         93.68

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 1999 and 1998
                                                           (Dollars in Thousands)

                                                                                                                             Change
                              Average  Average                           Interest     Interest              Change  Change   Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance   Rate   Volume   Volume
Earning Assets:


Loans, Net of unearned
 income (2)                   233,549   223,932     8.73%       9.10%     5,097       5,093           4     (207)     219        (8)
Investment securities:
 Taxable                      131,690   111,894     5.86%       6.03%     1,929       1,687         242      (48)     298        (8)
 Tax-exempt                    14,746    13,843     7.41%       7.83%       273         271           2      (14)      17        (1)
Federal funds sold and
 securities purchased under
 agreement to resell           24,074    19,474     4.69%       4.68%       282         228          54        -       54         -
Other earning assets                0         0        -           -          0           0           0        -        -         -

Total Earning Assets          404,059   369,143     7.50%       7.89%     7,581       7,279         302     (269)     588       (17)

Interest-bearing Liabilities:

Interest-bearing deposits     286,315   257,784     3.92%       4.25%     2,809       2,742          67     (213)     303       (23)
Federal funds purchased and
 securities sold under
 agreement to repurchase       33,127    35,263     4.07%       4.51%       337         398         (61)     (39)     (24)        2
Other short-term borrowings     1,064     1,471     5.26%       7.07%        14          26         (12)      (7)      (7)        2

Total Interest-bearing
 Liabilities                  320,506   294,518     3.94%       4.30%     3,160       3,166          (6)    (259)     272       (19)
Interest-free Funds
 Supporting Earning Assets     83,553    74,625

Total Funds Supporting

Earning Assets                404,059   369,143     3.12%       3.43%     3,160       3,166          (6)    (259)     272       (19)

Interest Rate Spread                                3.56%       3.59%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                   .82%        .87%


Net Yield on Earning Assets                         4.38%       4.46%     4,421       4,113

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

The provision for possible loan losses was $150 for the three-month period ended March 31, 1999 and $190 for the three-month period ended March 31, 1998. Net loan charge-offs totalled $83 for the three-month period ended March 31, 1999 and $55 for the same period in 1998.

The reserve for possible loan losses as a percentage of net loans was 1.36% at March 31, 1999 and 1.35% at March 31, 1998. The provision for possible loan losses decreased from $190 during the first quarter of 1998 to $150 during the first quarter of 1999 due to a decrease in the rate of loan growth.

Securities Transactions - The bank had no security sales during the first quarter of 1999 or 1998. At March 31, 1999, December 31, 1998, and March 31, 1998 market value appreciation/(depreciation) in the investment portfolio totalled $875, $1,988, and $1,214, respectively. As indicated, market values remained strong in 1998 and 1999 due to relatively lower market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 11.0% from $816 for the three-month period ended March 31, 1998 to $906 for the three-month period ended March 31, 1999 primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 7.6% from $2,754 for the three-month period ended March 31, 1998 to $2,962 for the three-month period ended March 31, 1999. The major components of other expenses are salaries and employee benefits which increased 11.0% from $1,661 to $1,843; occupancy expense which decreased 8.0% from $423 to $389; and other operating expenses which increased by 9.0% from $670 to $730. Occupancy expense has declined as depreciation expense has decreased 23.8% from $172 during the first quarter of 1998 to $131 for the same period in 1999. Salaries and employee benefits expense has increased due to an increase of full-time-equivalent employees from 190 at March 31, 1998 to 206 at March 31, 1999 as the bank opened the new "West Conway Office" in the late fall of 1998.

Income Taxes - Provisions for income taxes increased 5.6% from $657 for the three-month period ended March 31, 1998 to $694 for the three-month period ended March 31, 1999. Income before income taxes less interest of tax-exempt investment securities increased by 13.3% from $1,714 for the three-month period ended March 31, 1998 to $1,942 for the same period in 1999. State tax liability increased as income before income taxes increased 12.1% from $1,893 to $2,122 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal
Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $42,296, $41,201, $37,717, and $34,496 at March 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996,
representing 9.50%, 9.66%, 9.90%, and 10.09% of total assets, respectively. At March 31, 1999, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 25% stock dividend on September 12, 1997. The Board increased the $3.00 per share annual cash dividend paid at year-end 1997 to $3.50 per share at year-end 1998 which increased the cash dividend payout ratio and cash dividend yield.

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

All systems used by the bank have been identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. Anticipated Year 2000 costs are projected to be approximately $276,000. The majority of this amount has been spent on capital expenditures to be expensed over the next four years. $20,000 will be spent in 1999 on public information and education.

All mission critical systems have been replaced or upgraded to Year 2000 compliance. All mission critical systems have been tested to ensure Year 2000 functionality. Further testing will be conducted during 1999 as deemed appropriate. The bank has in place a Business Interruption Plan in case of unforeseen problems or failures.

In June of 1999, The Conway National Bank and The Conway Chamber of Commerce will jointly sponsor a Year 2000 Community Forum. Participants will include local utilities, city and county governments, social security, health services, the post office and educational institutions. The public will have an opportunity to hear progress reports on participants' Year 2000 projects.

The bank has completed its Year 2000 Contingency Plan for cash services. This plan will anticipate and provide for the increased demand for extra cash by customers as we approach year-end.

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




                                    CNB Corporation
                                     (Registrant)





                                    Paul R. Dusenbury
                                    -----------------

                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)



Date:  May 13, 1999