Form 10-Q
period 1999-06-30
CNB CORP /SC/
filed 1999-08-12
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                              	___________________

For Quarter Ended June 30, 1999    Commission file number:  2-96350


                                  CNB Corporation
              (Exact name of registrant as specified in its charter)


South Carolina                                  57-0792402
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina            29526
(Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (803) 248-5721


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 1999 was 597,386.

CNB Corporation
                                                                       Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 1999,               1
           December 31, 1998 and June 30, 1998

           Consolidated Statement of Income for the Three Months          2
           and Six Months Ended June 30, 1999 and 1998

           Consolidated Statement of Comprehensive Income                 3
           for the Three Months and Six Months Ended
           June 30, 1999 and 1998

           Consolidated Statement of Changes in Stockholders'             4
           Equity for the Six Months Ended June 30, 1999
           and 1998

           Consolidated Statement of Cash Flows for the Six Months        5
           Ended June 30, 1999 and 1998

           Notes to Consolidated Financial Statements             	    6-13

Item 2.    Management's Discussion and Analysis of Financial		        14-25
           Condition and Results of Operations

Item 4.    Submission of Matters to a Vote of Security Holders           25


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              25


SIGNATURE                                                                26

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         June 30,  December 31,  June 30,
                                           1999        1998         1998
ASSETS:
    Cash and due from banks		            $ 16,962   $	17,864   $	 16,057
    Interest bearing deposits with banks	      	0	         0			        0
    Investment Securities			               59,216	    60,648		    62,304
      (Fair values of $59,323 at
       June 30, 1999, $61,928 at
       December 31, 1998, and $63,056
       at June 30, 1998)
    Securities Available for Sale		        92,261     80,582      65,240
      (Amortized cost of $93,303 at
       June 30, 1999, $79,874 at
       December 31, 1998, and $64,895
       at June 30, 1998)
    Federal Funds sold and securities
       purchased under agreement
       to resell			                     		 32,950     27,100      30,825
    Loans:
       Gross Loans	                   				252,321    230,099     233,613
       Less unearned income		                (586)      (970)     (1,112)
         Loans, net of unearned income	   251,735    229,129     232,501
       Less reserve for possible
          loan losses                      (3,377)  	 (3,132)	    (3,094)
            Net loans                    	248,358	   225,997     229,407
    Bank premises and equipment		           8,203	     7,258	      6,816
    Other assets				                        7,900	     6,910	      7,043
 Total assets				                         465,850	   426,359     417,692

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                76,852   	 66,303      68,590
     	 Interest-bearing	                 	310,060    279,809     269,150
            Total deposits		              386,912	   346,112     337,740
     Federal funds purchased and
       securities sold under agreement
       to repurchase				                   29,647	    32,518      31,898
    Other short-term borrowings		           3,496	     1,148       4,503
    Other liabilities				                   2,601   	  5,380       3,081
Total liabilities				                    	422,656 	  385,158     377,222
      Stockholders' equity:
      Common stock, par value $10 per
      share:  Authorized 1,500,000 in
      1999 and 1998; issued 598,687
      in 1999 and 1998				                  5,987	     5,987	      5,987
     	Surplus                              24,546     24,538      24,552
      Undivided Profits			  	              13,414	    10,448       9,812
      Net Unrealized Holding			              (625)	      425         206
      Gains (Losses) on
       Available-For-Sale Securities
        Less:  Treasury stock     		         (128)      (197)       (87)
           Total stockholders' equity      43,194     41,201     40,470
          Total liabilities
            and stockholders' equity      465,850    426,359    417,692

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)

                                  	    		Three Months Ended  Six Months Ended
                                                      June 30,            June 30,
                                         								 1999	      	1998   1999        1998
Interest Income:
  Interest and fees on loans			                 	$  5,362  $  5,250 $  10,459  $ 10,343
  Interest on investment securities:
    Taxable investment securities			                1,918     1,762     3,847     3,449
    Tax-exempt investment securities			               174       170       354       349
    Other securities						                              3         3         3         3
  Interest on federal funds sold and securities
    purchased under agreement to resell		             343       369       625       597
      Total interest income	                  			   7,800     7,554    15,288    14,741
Interest Expense:
  Interest on deposits					                         2,852     2,876     5,661     5,618
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase						                                  335       389       672       787
  Interest on other short-term borrowings	      	      16        17        30        43

      Total interest expense				                    3,203     3,282     6,363     6,448
Net interest income				                             4,597     4,272     8,925     8,293
Provision for possible loan losses	            		     180       175       330       365

Net interest income after provision for
  possible loan losses                 				     	   4,417     4,097     8,595     7,928
Other income:
  Service charges on deposit accounts		               627       556     1,239     1,146
  Gains/(Losses) on securities                          0         0         0         0
  Other operating income				 	                        389       407       683       633
      Total other income		                   		 	   1,016       963     1,922     1,779

Other expenses:
  Salaries and employee benefits			                 1,866     1,703     3,709     3,364
  Occupancy expense					                              446       394       835       817
  Other operating expenses				                        812       661     1,542     1,331
      Total operating expenses		                	   3,124     2,758     6,086     5,512
Income before income taxes				                      2,309     2,302     4,431     4,195
  Income tax provision					                           771       756     1,465     1,413
Net Income			                                				   1,538     1,546     2,966     2,782

  Per share data:
  Net income per weighted average shares
    outstanding					                            	 $  2.58   $  2.58   $  4.97   $  4.65
  Cash dividend paid per share		              	 	 $     0   $     0   $     0   $     0
  Book value per actual number of shares
    outstanding					                              $ 72.31   $ 67.71   $ 72.31   $ 67.71
  Weighted average number of shares outstanding   597,275   597,933   597,275   597,933

   Actual number of shares outstanding	         	 597,386   597,727   597,386   597,727









                       CNB Corporation and Subsidiary
               Consolidated Statement of Comprehensive Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)



                                         Three Months      Six Months
                                            Ended              Ended
                                            June 30,          June 30,
                                        1999       1998   1999       1998
Net Income                              $1,538   $1,546   $2,966   $2,782

Other comprehensive income, net of tax

   Unrealized gains/(losses)
     on securities:
      Unrealized holding gains/(losses)   (647)     (49)  (1,050)      9
        during period

Net Comprehensive Income                $  891   $1,497   $1,916   $2,791


                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                     Six Months Ended
                                                          June 30,

                                                     1999        1998
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1					                       	     5,987		      5,987
Issuance of Common Stock				    	                    None 	       None
Balance at end of period				    	                   5,987	       5,987



Surplus:
Balance, January 1	                   				    	    24,538	      24,552
Issuance of Common Stock						                       None	      	 None
Gain on sale of treasury stock			    	                  8	        None
Balance at end of period				    	                  24,546	      24,552



Undivided profits:
Balance, January 1					                       	    10,448	       7,030
Net Income							                                   2,966		      2,782
Cash dividends declared					                         None	        None
Balance at end of period				    	                  13,414	       9,812



Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1		                  			             425 		       197
Change in net unrealized gains/(Losses)	    	      (1,050)	          9
Balance at end of period				    	                    (625)	        206



Treasury stock:
Balance, January 1		                  			            (197)	     	  (49)
Purchase of treasury stock					                       (70)	     	 (160)
Reissue of treasury stock				                         139 	        122
Balance at end of period				    	                    (128)	        (87)



Total stockholders' equity	                 			    43,194 	     40,470

Note:  Columns may not add due to rounding.

                        CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the six-month period ended June 30,
                                                     1999        1998
OPERATING ACTIVITIES
  Net income                                        $ 2,966     $ 2,782
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        263         329
    Provision for loan losses                           330         365
    Provision for deferred income taxes              (1,088)       (136)
    Loss (gain) on sale of investment
     securities                                           0           0
    (Increase) decrease in accrued interest
     receivable                                        (537)       (670)
    (Increase) decrease in other assets                  18         (38)
    (Decrease) increase in other liabilities         (1,130)         98

        Net cash provided by operating
          activities                                    822       2,730

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale			                            			   0		         0
  Proceeds from maturities of investment
   securities held to maturity			     	               4,742	     11,715
  Proceeds from maturities of investment
   securities available for sale			                   8,321	      4,944
  Purchase of investment securities held to
   maturity                        	           		    (3,310)     (3,780)
  Purchase of investment securities
   available for sale					                          (20,000)    (17,000)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold          (5,850)    (19,450)
  (Increase) decrease in loans                      (22,606)    (10,780)
  Premises and equipment expenditures                (1,208)       (347)

        Net cash provided by (used for)
          investing activities                      (39,911)    (34,698)

FINANCING ACTIVITIES
  Dividends paid                                     (2,090)     (1,794)
  Increase (Decrease) in deposits                    40,800      36,413
  (Decrease) increase in securities sold
    under repurchase agreement                       (2,871)       (468)
  (Decrease) increase in other
    short-term borrowings                             2,348        (497)

        Net cash provided by (used for)
          financing activities                       38,187      33,654

        Net increase (decrease) in cash
          and due from banks                           (902)      1,686
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           17,864      14,371

CASH AND DUE FROM BANKS, JUNE 30, 1999 AND 1998     $16,962     $16,057

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 6,506     $ 6,285
  Income taxes                                      $ 1,431     $ 1,344







CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 597,275 for the six-month period ended June 30, 1999 and 597,933 for the six-month period ended June 30, 1998.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

  The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 1999 and for the years ended December 31, 1998 and 1997 were approximately $7,768, $6,839, and $5,909, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $74,400 at June 30, 1999 and $74,500 at December 31, 1998 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 1999 and at December 31, 1998.

                                              June 30, 1999
                    				     Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year 	   	   $ 4,002	 $   13		    $    -	     $ 4,015	    6.43%
   One to five years	       13,107	     38		        45	    	 13,100     6.09
			    	                    17,109	     51		        45	    	 17,115   	 6.17
  Federal agencies
   Within one year     	     7,174 	    16	 	        3		      7,187	    6.16
   One to five years	       67,301	     57	    	 1,119		     66,239	    5.75
			    	                    74,475	     73	    	 1,122	    	 73,426	    5.79
  State, county and
  municipal
    One to five years	         325	      1		         -	         326   	 7.90
                    				       325	      1		         -		        326	    7.90
  Other Securities(Equity)   1,394	      -	    	     -		      1,394     	  -
  Total available for sale $93,303 	 $ 125	    	$1,167	    	$92,261   	 5.87%

HELD TO MATURITY
  United States Treasury
   Within one year	    	     7,003	     37    		     -		      7,040	    6.67%
   One to five years	        1,014 	     -		         7		      1,007   	 5.76
				                         8,017	     37		         7		      8,047	    6.55
  Federal agencies
   Within one year    		     4,613	     16		         1		      4,628	    6.16%
   One to five years	       31,709	    119		       154		     31,674     6.37
 				                       36,322	    135		       155		     36,302	    6.34
  State, county and
  municipal
   Within one year		         1,285	     21		         -		      1,306	    8.42%
   One to five years	        8,015	     93		        11     	  8,097   	 6.70
   Six to ten years	         5,247	     59		        50	    	  5,256	    6.64
   After ten years   	         330	      -		        15		        315   	 6.03
				                        14,877     173		        76	    	 14,974   	 6.82
  Total held to maturity	  $59,216 	$  345		    $  238		    $59,323	    6.49%

(1) Tax equivalent adjustment based on a 34% tax rate.

    As of the quarter ended June 30, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(625) as of June 30, 1999.

                                            December 31, 1998
           		    	           Book      Unrealized Holding    Fair
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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1999 and December 31, 1998 by major classification:

                                           June 30,           December 31,
                                             1999                 1998
Real estate loans - mortgage			           $  154,385		          $ 142,039
                  - construction		            16,533		             15,560
Commercial and industrial loans		             44,116		             36,393
Loans to individuals for household,
  family and other consumer expenditures 	    32,732		             32,669
Agriculture						                              2,937		              1,487
All other loans, including overdrafts	         1,618 		             1,951
     Gross loans					                        252,321 	     	      230,099
       Less unearned income			                  (586)		              (970)
       Less reserve for loan losses		         (3,377)     		       (3,132)
         Net loans					                      248,358 	     	      225,997

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 1999 and 1998 and the year ended December 31, 1998 are summarized as follows:

                               Quarter Ended    Six Months Ended  December
                                   June 30,          June 30,         31,
                              	1999        1998  1999        1998    1998
Balance, beginning of period    $ 3,199  $ 3,014  $ 3,132  $ 2,879  $ 2,879
Charge-offs:
   Commercial, financial,
    and agricultural		               61       25       84       71      189
   Real Estate - construction
    and mortgage				                  0        9        0       10	      14
   Loans to individuals		            77      109      220      225      553
       Total charge-offs		      $   138  $   143  $   304  $   306  $   756
Recoveries:
   Commercial, financial, and
    agricultural		             	$    48  $     4  $    82  $    34  $    89
   Real Estate - construction
    and mortgage			                  11        3       11        4        5
   Loans to individuals		            77       41      126      118      235
       Total recoveries		       $   136  $    48  $   219  $   156  $   329
Net charge-offs/(recoveries)	   $     2  $    95  $    85  $   150  $   427
Additions charge to operations	 $   180  $   175  $   330  $   365  $   680
Balance, end of period		        $ 3,377  $ 3,094  $ 3,377  $ 3,094  $ 3,132
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period	    .00%     .05%     .04%     .07%     .19%

The entire balance is available to absorb future loan losses.

At June 30, 1999 and December 31, 1998 loans on which no interest was being accrued totalled approximately $421 and $422, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $65 and $100, respectively.

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

As of June 30, 1999, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if
such assets were loans.              10

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 1999 and December 31, 1998 is summarized as follows:
                                      June 30,         December 31,
                                       1999                1998

Land and buildings                   $ 10,402           $  9,581
Furniture, fixtures and equipment       5,590              5,188
Construction in progress                    4                 19
                                     $ 15,996           $ 14,788
Less accumulated depreciation and
   amortization                         7,793              7,530
                                     $  8,203           $  7,258

     Depreciation and amortization of bank premises and equipment charged to operating expense was $132 and $263 for the quarter ended and the six month period ended June 30, 1999, respectively and $693 for the year ended December 31, 1998.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 1999 and December 31, 1998, certificates of deposit of $100,000 or more included in time deposits totaled approximately $78,597 and $61,328 respectively. Interest expense on these deposits was approximately $842 and $1,683 for the quarter ended and the six-month period ended June 30, 1999 and $3,455 for the year ended December 31, 1998. On June 30, 1999, the Bank purchased $12 million in large public fund certificates with maturities in early 2000 to provide for potential Y2K liquidity needs at year-end 1999.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 1999 and December 31, 1998, securities sold under repurchase agreements totaled approximately $29,647 and $32,518. U.S. Government securities with a book value of $34,072 ($33,977 market value) and $35,127 ($35,672 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was
4.15 percent and 4.12 percent at June 30, 1999 and December 31, 1998.

NOTE 8 - LINES OF CREDIT

     At June 30, 1999, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $7,849 at June 30, 1999. The amount outstanding under the note totaled $3,496 and $1,148 at June 30, 1999 and December 31, 1998, respectively.

	The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $67 million secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At June 30, 1999, no borrowings were outstanding under the agreement.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 1999 and June 30, 1998 on pretax income of $2,309 and $2,302 totalled $771 and $756 respectively. Income tax expense for the six-month period ended June 30, 1999 and June 30, 1998 on pretax income of $4,431 and $4,195 totalled $1,465 and $1,413 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 1999.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 1999, commitments to extend credit totalled $24,012; financial standby letters of credit totalled $177; and performance standby letters of credit totalled $395. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

       The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 1999 and years ended December 31, 1998, 1997 and 1996, $100, $201, $378, $361, and $336,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage
Capital ratio) and minimum ratios of Tier I and total capital to risk-
weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are presented in the table below as of June 30, 1999:
                                                                To be
                                                           well capitalized
                                               For           under prompt
                                        capital adequacy  corrective action
                                           purposes          provisions
                       	    Actual           Minimum           Minimum
                       	Amount  Ratio   Amount 	  Ratio   	Amount  Ratio
Total Capital (to risk	 $44,484 16.53%  $21,523   8.0%		   $26,903 10.0%
 weighted assets)
Tier I Capital (to risk	 41,121 15.28    10,761	  4.0		     16,142  6.0
 weighted assets)
Tier I Capital (to avg.	 41,121  9.34    17,605	  4.0		     22,006  5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 1999
                                      (Unaudited)
ASSETS
   Cash                                                          $  1,875
   Investment in subsidiary                                        40,496
   Fixed assets                                                       786
   Other assets                                                        37
                                                                 $ 43,194

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            43,194
                                                                 $ 43,194

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 1999
                                     (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  3,003
OTHER INCOME                                                            0
OTHER EXPENSES                                                        (37)
   Net Income                                                    $  2,966







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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 8.3% from $232,501 at June 30, 1998 to $251,735 at June 30, 1999 but have decreased as a percentage of total assets from 55.7% to 54.0% over the same period as loan demand has moderated in our market. Securities and federal funds sold have increased as a percentage of total assets from 37.9% at June 30, 1998 to 39.6% at June 30, 1999 as we have utilized funds in the investment area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.4% at June 30, 1998 to 16.5% at June 30, 1999. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 64.5% of total assets at June 30, 1998 to 66.5% at June 30, 1999 while securities sold under agreement to repurchase have decreased from 7.6% to 6.4% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 1999 and 1998:

							                                                 June  30,
Assets:							                                       1999 		    1998
Earning assets:
   Loans, net of unearned income			                  54.0%		    55.7%
   Investment securities				     	                   12.7		     14.9
   Securities Available for Sale			                  19.8	  	   15.6
   Federal funds sold and securities purchased
     under agreement to resell				                    7.1		      7.4
         Other earning assets				                       -   		     -
            Total earning assets			                  93.6 	     93.6
   Other assets						                                 6.4        6.4
      Total assets	                     				    	   100.0%	    100.0%


Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits				                     66.5%		    64.5%
   Federal funds purchased and securities sold
    under agreement to repurchase			                  6.4		      7.6
   Other short-term borrowings	            	    	      .8 		     1.1
       Total interest-bearing liabilities    	       73.7 		    73.2
         Noninterest-bearing deposits		              16.5	  	   16.4
   Other liabilities				                             		.5  		     .7
   Stockholders' equity		                 		    	     9.3 	 	    9.7
       Total liabilities and stockholders' equity   100.0%		   100.0%


RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 1999 and 1998 of $1,538 and $1,546, respectively, resulting in a return on average assets of 1.37% and 1.50% and a return on average stockholders' equity of 14.35% and 15.57%.

CNB Corporation experienced earnings for the six-month period ended June 30, 1999 and 1998 of $2,966 and $2,782, respectively, resulting in a return on average assets of 1.35% and 1.38% and a return on average stockholders' equity of 14.01% and 14.25%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $48,158 or 11.5% from $417,692 at June 30, 1998 to $465,850 at June 30, 1999. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 1999 and June 30, 1998:

                                CNB Corporation
                         CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
            (All Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period            Six-Month Period
                                         Ended June 30,               Ended June 30,
                                                	 Percent                    Percent
                                                  Increase                   Increase
                                   1999   1998   (Decrease)   1999     1998 (Decrease)
Net interest income after
    provision for loan losses	     4,417	  4,097     7.8%     8,595    7,928   8.4%
Income before income taxes	        2,309	  2,302      .3      4,431    4,195   5.6
Net Income				                     1,538	  1,546     (.5)     2,966    2,782   6.6
Per Share    			                    2.58	   2.58       -       4.97     4.65   6.9
Cash dividends declared		              0	      0       -          0        0     -
   Per Share		                   			   0	      0       -          0        0     -

Total assets			   	              465,850  417,692   11.5%   465,850  417,692  11.5%
Total deposits		             	   386,912  337,740   14.6    386,912  337,740  14.6
Loans, net of unearned income	   251,735  232,501    8.3    251,735  232,501   8.3
Investment securities and
    securities available for
    sale			                  	   151,477  127,544   18.8    151,477  127,544  18.8
Stockholders' equity		            43,194	  40,470    6.7     43,194   40,470   6.7
    Book value per share		         72.31 	  67.71    6.8      72.31    67.71   6.8

Ratios (1):
Annualized return on average
    total assets		                		1.37%	   1.50%  (8.7)%     1.35%    1.38% (2.2)%

Annualized return on average
    stockholders' equity	    	     14.35%   15.57%  (7.8)%    14.01%   14.25% (1.7)%



(1) For the three-month period ended June 30, 1999 and June 30, 1998, average total assets amounted to $448,423 and $412,179 with average stockholders' equity totaling $42,880 and $39,714, respectively. For the six-month period ended June 30, 1999 and June 30, 1998, average total assets amounted to $440,680 and $403,115 with average stockholders' equity totaling $42,317 and $39,049, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 1999 and 1998 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 7.5% increase from $4,360 for the three-month period ended June 30, 1998 to $4,686 for the three-month period ended June 30, 1999. During the same period, total fully-tax-equivalent interest income increased by 3.2% from $7,642 to $7,889 and total interest expense decreased by 2.4% from $3,282 to $3,203. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .06% from 4.52% for the three-month period ended June 30, 1998 to 4.46% for the three-month period ended June 30, 1999.

Fully-tax-equivalent net interest income showed a 7.5% increase from $8,473 for the six-month period ended June 30, 1998 to $9,107 for the six-month period ended June 30, 1999. During the same period, total fully-tax-equivalent interest income increased by 3.7% from $14,921 to $15,470 and total interest expense decreased by 1.3% from $6,448 to $6,363. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .07% from 4.49% for the six-month period ended June 30, 1998 to 4.42% for the six-month period ended June 30, 1999.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                	CNB Corporation and Subsidiary
	                                   Selected Financial Data

                                       Three Months Ended 6/30/99     Three Months Ended 6/30/98
                                        Avg.   Interest   Avg. Ann.    Avg.     Interest   Avg.Ann.
                                      Balance  Income/    Yield or   Balance    Income/    Yield or
                                               Expense(1) Rate                  Expense(1) Rate
Assets:
  Earning assets:
   Loans, net of unearned income  	   $245,927	$ 5,362	   8.72%     $230,100 	  $ 5,250	   9.13%
     Securities:
     Taxable				                       131,552	  1,921	   5.84	      115,790	     1,765	   6.10
     Tax-exempt			                      14,568	    263	   7.22	       13,381	       258	   7.71
   Federal funds sold and
     securities purchased under
     agreement to resell		              28,216	    343	   4.86	       26,840	       369	   5.50
   Other earning assets		                    0	      0	      -	            0	         0	      -
      Total earning assets		           420,263	  7,889 	  7.51	      386,111	     7,642	   7.92
    Other assets			                     28,160				                    26,068
      Total assets		              	   $448,423				                  $412,179

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits	         $296,121	  2,852	   3.85	     $266,926	   $ 2,876	   4.31
   Federal funds purchased and
    securities sold under
    agreement to repurchase       	     32,479	    335	   4.13	       34,561	       389	   4.50
   Other short-term borrowings	          1,558	     16	   4.11	        1,661	        17	   4.09
       Total interest-bearing
         Liabilities			               $330,158	$ 3,203	   3.88	     $303,148	   $ 3,282	   4.33
   Noninterest-bearing deposits	        74,829	        		             65,777
   Other liabilities				                   556		             		        3,540
   Stockholders' equity		               42,880	             			       39,714
         Total liabilities and
           stockholders' equity	      $448,423	               			   $412,179
   Net interest income as a percent
     of total earning assets	         $420,263	$ 4,686	   4.46  	   $386,111	   $ 4,360	   4.52

(1)  Tax-equivalent adjustment
     based on a 34% tax rate			                $    89				                      $    88

Ratios:
Annualized return on average total assets			              1.37	  				                      1.50
Annualized return on average stockholders' equity	       14.35			  	                      15.57
Cash dividends declared as a percent of net income		         0					                           0
Average stockholders' equity as a percent of:
  Average total assets					                              	9.56		  		  	                    9.64
  Average total deposits					                            11.56 			  	                     11.94
  Average loans, net of unearned income		     	          17.44				                        17.26
Average earning assets as a percent of
average total assets						                               93.72		  		                      93.68

                              	CNB Corporation and Subsidiary
                                 	Selected Financial Data

                                         Six Months Ended 6/30/99         Six Months Ended 6/30/98
                                         Avg.    Interest   Avg. Ann.     Avg.   Interest    Avg.Ann.
                                       Balance   Income/    Yield or   Balance   Income/     Yield or
                                                 Expense(1)   Rate               Expense(1)    Rate
Assets:
  Earning assets:
   Loans, net of unearned income	     $239,738	  $10,459 	   8.73%	    $227,016	 $10,343	    9.11%
     Securities:
     Taxable				                       131,621	    3,850	    5.85	      113,842	   3,452	    6.06
     Tax-exempt			                      14,657	      536	    7.31	       13,612      529	    7.77
   Federal funds sold and
     securities purchased under
     agreement to resell		              26,145	      625	    4.78 	      23,157	     597	    5.16
   Other earning assets		                    0	        0	       -	            0	       0	       -
      Total earning assets		           412,161	   15,470	    7.51	      377,627	  14,921	    7.90
    Other assets			                     28,519			                  	     25,488
      Total assets			                 $440,680			   	                  $403,115

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits	         $291,218	    5,661	    3.89	     $262,355	 $ 5,618	    4.28
   Federal funds purchased and
    securities sold under
    agreement to repurchase          	  32,803	      672    	4.10	       34,912	     787	    4.51
   Other short-term borrowings	          1,311	       30	    4.58  	      1,566	      43	    5.49
       Total interest-bearing
         liabilities 		               $325,332  	$ 6,363	    3.91	     $298,833	 $ 6,448	    4.32
Noninterest-bearing deposits	           70,650				                       61,792
   Other liabilities			                  2,381 				                       3,441
   Stockholders' equity		               42,317				                       39,049
         Total liabilities and
           stockholders' equity      	$440,680				                     $403,115
   Net interest income as a percent
     of total earning assets         	$412,161	  $ 9,107	    4.42	     $377,627	 $ 8,473	    4.49

(1)  Tax-equivalent adjustment
     based on a 34% tax rate			                  $   182				                     $   180

Ratios:
Annualized return on average total assets			                 1.35				                        1.38
Annualized return on average stockholders' equity	          14.01				                       14.25
Cash dividends declared as a percent of net income		            0					                          0
Average stockholders' equity as a percent of:
  Average total assets						                                 9.60				  	                     9.69
  Average total deposits					                               11.69				                       12.05
  Average loans, net of unearned income		     	             17.65				                       17.20
Average earning assets as a percent of
average total assets						                                  93.53				                       93.68

                                                          CNB Corporation and Subsidiary
                                                           Rate/Volume Variance Analysis
                                               For the Three Months Ended June 30, 1999 and 1998
                                                              (Dollars in Thousands)
                                                                                                                              Change
                               Average  Average                           Interest     Interest              Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                 1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    245,927   230,100     8.72%       9.13%     5,362       5,250         112     (235)     361      (14)
Investment securities:
 Taxable                       131,552   115,790     5.84%       6.10%     1,921       1,765         156      (75)     240       (9)
Tax-exempt                      14,568    13,381     7.22%       7.71%       263         258           5      (16)      23       (2)
Federal funds sold and
 securities purchased under
 agreement to resell            28,216    26,840     4.86%       5.50%       343         369         (26)     (43)      19       (2)
Other earning assets                 0         0      -           -            0           0           -        -        -        -

Total Earning Assets           420,263   386,111     7.51%       7.92%     7,889       7,642         247     (369)     643      (27)

Interest-bearing Liabilities:

Interest-bearing deposits      296,121   266,926     3.85%       4.31%     2,852       2,876         (24)    (307)     314      (31)
Federal funds purchased and
 securities sold under
 agreement to repurchase        32,479    34,561     4.13%       4.50%       335         389         (54)     (32)     (23)       1
Other short-term borrowings      1,558     1,661     4.11%       4.09%        16          17          (1)       -       (1)       -

Total Interest-bearing
 Liabilities                   330,158   303,148     3.88%       4.33%     3,203       3,282         (79)    (339)     290      (30)
Interest-free Funds
 Supporting Earning Assets      90,105    82,963

Total Funds Supporting

Earning Assets                 420,263   386,111     3.05%       3.40%     3,203       3,282         (79)    (339)     290      (30)

Interest Rate Spread                                 3.63%       3.59%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .83%        .93%


Net Yield on Earning Assets                          4.46%       4.52%     4,686       4,360

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                          CNB Corporation and Subsidiary
                                                          Rate/Volume Variance Analysis
                                                 For the Six Months Ended June 30, 1999 and 1998
                                                             (Dollars in Thousands)
                                                                                                                              Change
                               Average  Average                           Interest     Interest              Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                 1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance   Rate   Volume   Volume
Earning Assets:


Loans, Net of unearned
 income (2)                    239,738   227,016     8.73%       9.11%    10,459      10,343         116     (431)     579      (32)
Investment securities:
 Taxable                       131,621   113,842     5.85%       6.06%     3,850       3,452         398     (119)     538      (21)
 Tax-exempt                     14,657    13,612     7.31%       7.77%       536         529           7      (31)      40       (2)
Federal funds sold and
 securities purchased under
 agreement to resell            26,145    23,157     4.78%       5.16%       625         597          28      (44)      77       (5)
Other earning assets                 0         0      -           -            0           0           -        -        -        -

Total Earning Assets           412,161   377,627     7.51%       7.90%    15,470      14,921         549     (625)   1,234      (60)

Interest-bearing Liabilities:

Interest-bearing deposits      291,218   262,355     3.89%       4.28%     5,661       5,618          43     (511)     617      (63)
Federal funds purchased and
 securities sold under
 agreement to repurchase        32,803    34,912     4.10%       4.51%       672         787        (115)     (71)     (47)       3
Other short-term borrowings      1,311     1,566     4.58%       5.49%        30          43         (13)      (7)      (7)       1

Total Interest-bearing
 Liabilities                   325,332   298,833     3.91%       4.32%     6,363       6,448         (85)    (589)     563      (59)
Interest-free Funds
 Supporting Earning Assets      86,829    78,794

Total Funds Supporting

Earning Assets                 412,161   377,627     3.09%       3.41%     6,363       6,448         (85)    (589)     563      (59)

Interest Rate Spread                                 3.60%       3.58%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .82%        .91%


Net Yield on Earning Assets                          4.42%       4.49%     9,107       8,473

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

The provision for possible loan losses was $180 for the three-month period ended June 30, 1999 and $175 for the three-month period ended June 30, 1998. Net loan charge-offs/(recoveries) totaled $2 for the three-month period ended June 30, 1999 and $95 for the same period in 1998.

The provision for possible loan losses was $330 for the six-month period ended June 30, 1999 and $365 for the six-month period ended June 30, 1998. Net loan charge-offs/(recoveries) totaled $85 for the six-month period ended June 30, 1999 and $150 for the same period in 1998.

The reserve for possible loan losses as a percentage of net loans was 1.36% at June 30, 1999 and 1.35% at June 30, 1998. The decreased provision during the six-month period ended June 30, 1999 was due to moderate net charge-offs during 1999.

Securities Transactions - The Bank had no security sales during the first half of 1999 or 1998. At June 30, 1999, December 31, 1998, and June 30, 1998 market value appreciation/(depreciation) in the securities portfolio totaled $(935), $1,988, and $1,097. As indicated, market value has decreased in 1999 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 5.5% from $963 for the three-month period ended June 30, 1998 to $1,016 for the three-month period ended June 30, 1999.

Other income, net of any gains/losses on security transactions, increased by 8.0% from $1,779 for the six-month period ended June 30, 1998 to $1,922 for the six-month period ended June 30, 1999.

This increase in the three-month and six-month period ended June 30, 1999 was due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 13.3% from $2,758 for the three-month period ended June 30, 1998 to $3,124 for the three-month period
ended June 30, 1999.   The major components of other expenses are salaries
and employee benefits which increased 9.6% from $1,703 to $1,866; occupancy expense which increased 13.2% from $394 to $446; and other operating expenses which increased by 22.8% from $661 to $812.

Other expenses increased by 10.4% from $5,512 for the six-month period ended June 30, 1998 to $6,086 for the six-month period ended June 30, 1999. The major components of other expenses are salaries and employee benefits which increased 10.3% from $3,364 to $3,709; occupancy expense which increased 2.2% from $817 to $835; and other operating expense which increased by 15.9% from $1,331 to $1,542.

The increase in the three-month and six-month period ended June 30, 1999 salaries and employee benefits and occupancy expense was due to the opening of the new "West Conway Office" in the late fall of 1998. Full-time-equivalent employees have increased from 196 at June 30, 1998 to 208 at June 30, 1999. Other operating expenses have shown an increase due to higher credit card department related costs to support the strong growth in merchant discount income.

Income Taxes - Provisions for income taxes increased 2.0% from $756 for the three-month period ended June 30, 1998 to $771 for the three-month period ended June 30, 1999. Income before income taxes less interest on tax-exempt investment securities increased by .1% from $2,132 for the three-month period ended June 30, 1998 to $2,135 for the same period in 1999. State tax liability increased as income before income taxes increased .3% from $2,302 to $2,309 during the same period.

Provisions for income taxes increased 3.7% from $1,413 for the six-month period ended June 30, 1998 to $1,465 for the six-month period ended June 30, 1999. Income before income taxes less interest on tax-exempt investment securities increased by 6.0% from $3,846 for the six-month period ended June 30, 1998 to $4,077 for the same period in 1999 and state tax liability increased as income before income taxes increased 5.6% from $4,195 to $4,431 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $43,194, $41,201, $37,717 and $34,496 at June 30, 1999, December 31, 1998, December 31, 1997, and December 31, 1996,
representing 9.27%, 9.66%, 9.90%, and 10.09% of total assets, respectively. At June 30, 1999, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The adoption of SFAS 130 had no affect on the Company's net income or stockholders' equity.

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

All systems used by the bank have been identified and prioritized with a time line established for projected dates of upgrades, replacement, certification, and testing. Anticipated Year 2000 costs are projected to be approximately $276,000. The majority of this amount has been spent on capital expenditures to be expensed over the next four years. Twenty thousand dollars will be spent in 1999 on public information and education.

All mission critical systems have been replaced or upgraded to Year 2000 compliance. All mission critical systems have been tested to ensure Year 2000 functionality. Further testing will be conducted during 1999 as deemed appropriate. The bank has in place a Business Interruption Plan in case of unforeseen problems or failures.

In June of 1999, The Conway National Bank and The Conway Chamber of Commerce sponsored a Year 2000 Community Forum. Participants included local utilities, city and county governments, social security, health services, the post office and educational institutions. The public received progress reports on participants' Year 2000 projects.

The bank has completed its Year 2000 Contingency Plan for cash services. This plan will anticipate and provide for the increased demand for extra cash by customers as we approach year-end.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 11, 1999.

The purpose of the Annual Meeting was to: (1) elect five Directors; and (2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 1999.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 425,493 of the 597,375 shares issued present or represented by proxy and all shares were voted for the election of the five Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott, Davis, and Company as the Company's 1999 independent public accountant.

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



Date:  August 11, 1999