Form 10-K/A
period 1998-12-31
CNB CORP /SC/
filed 1999-09-10
CIK 764581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                        FORM 10-K/A Amendment No. I
(Mark One)

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


                            CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)

                            December 31, 1997 to 1998  December 31, 1996 to 1997 December 31,
                                1998       Percent        1997      Percent         1996
                                           Increase                 Increase
                                          (Decrease)               (Decrease)
Net interest income after
 provision for loan losses     $ 16,333      7.5%   $ 15,195         12.1%       $  13,557
Income before income taxes        8,329     10.1       7,567         22.5            6,179
Net Income                        5,508     14.6       4,807         17.7            4,084
 Per share (weighted average
 of shares outstanding)*       $   9.22     14.8    $   8.03         17.4        $    6.84

Cash dividends declared           2,090     16.5       1,794         25.2            1,433

 Per Share                     $   3.50     16.7    $   3.00            -        $    3.00


Total assets                   $426,359     11.9%   $381,144         11.5%       $ 341,818
Total deposits                  346,112     14.9     301,327         12.3          268,413
Loans, net of unearned income   229,129      3.3     221,721         19.9          184,875
Investment securities           141,230     14.4     123,423         (6.7)         132,287
Stockholders' equity             41,201      9.2      37,717          9.3           34,496
  Book value per share*
 (actual number of shares
     outstanding)              $  69.06      9.5    $  63.06          9.2        $   57.73

*Restated for stock dividend
Ratios(1):
Returns on average total assets    1.33%     3.9        1.28%         7.6             1.19%
Return on average stockholders'
 equity                           13.70%     4.0       13.17%         8.4            12.15%

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










NET INCOME (continued)

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






ACCOUNTING ISSUES (continued)

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

                       ITEM 8 - FINANCIAL STATEMENTS








                      CNB CORPORATION AND SUBSIDIARY

                REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
































                          CNB CORPORATION AND SUBSIDIARY
                             CONWAY, SOUTH CAROLINA


                                   CONTENTS


                                                                  PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  34

FINANCIAL STATEMENTS
        Consolidated balance sheets                                 35
        Consolidated statements of income                           36
        Consolidated statements of changes in stockholders' equity  37
        Consolidated statements of comprehensive income             38
        Consolidated statements of cash flows                       39

NOTES TO FINANCIAL STATEMENTS                                    40-55































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

                                          ELLIOTT, DAVIS & COMPANY, LLP

January 28, 1999

                Internationally - Moore Stephens Elliott Davis, LLC
870 S. Pleasantburg Drive   Post Office Box 6286   Greenville, South Carolina
    TELEPHONE (864) 242-3370     TELEFAX (864) 232-7161     29606-6286


                        CNB CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                 (amounts, except share data, in thousands)

                                                                                     December 31,
                                                                                   1998        1997
                                  ASSETS
CASH AND DUE FROM BANKS                                                         $ 17,864    $ 14,371
FEDERAL FUNDS SOLD                                                                27,100      11,375
INVESTMENT SECURITIES HELD TO MATURITY
     (fair value $61,928 in 1998 and $70,893 in 1997)                             60,648      70,239
INVESTMENT SECURITIES AVAILABLE FOR SALE                                          80,582      53,184
LOAN                                                                             230,099     222,826
     Less unearned income                                                           (970)     (1,105)
     Less allowance for loan losses                                               (3,132)     (2,879)
         Net loans                                                               225,997     218,842
PREMISES AND EQUIPMENT                                                             7,258       6,798
ACCRUED INTEREST RECEIVABLE                                                        4,102       3,680
OTHER ASSETS                                                                       2,808       2,655
                                                                                $426,359    $381,144
                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits
          Noninterest-bearing                                                   $ 66,303    $ 55,422
          Interest-bearing                                                       279,809     245,905
              Total deposits                                                     346,112     301,327
     Securities sold under repurchase agreements                                  32,518      32,366
     United States Treasury demand notes                                           1,148       5,000
     Other liabilities                                                             5,380       4,734
              Total liabilities                                                  385,158     343,427
COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10, 11 and 12
STOCKHOLDERS' EQUITY
     Common stock - $10 par value; authorized 1,500,000 shares in 1998 and1997;
          issued 598,681 shares in 1998 and 1997                                   5,987       5,987
     Capital in excess of par value of stock                                      24,538      24,552
     Retained earnings                                                            10,448       7,030
     Accumulated other comprehensive income                                          425         197
                                                                                  41,398      37,766
     Less 2,066 shares and 539 shares held in Treasury at cost                      (197)        (49)

             Total stockholders' equity                                           41,201      37,717

                                                                                $426,359    $381,144

The accompanying notes are an integral part of these consolidated financial statements.

                      CNB CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
             (amounts, except per share data, in thousands)


                                                                           For the years ended December 31,
                                                                           1998          1997          1996
INTEREST INCOME
     Loans and fees on loans                                            $ 20,755      $ 19,110      $ 15,808
     Investment securities
        Taxable                                                            7,187         7,191         7,488
        Nontaxable                                                           695           715           740
             Total interest on investment securities                       7,882         7,906         8,228
     Federal funds sold                                                    1,406           743           460
             Total interest income                                        30,043        27,759        24,496
INTEREST EXPENSE
     Deposits                                                             11,432        10,009         8,610
     Securities sold under repurchase agreements                           1,514         1,676         1,906
     United States Treasury demand notes                                      84            79            63
             Total interest expense                                       13,030        11,764        10,579
             Net interest income                                          17,013        15,995        13,917
PROVISION FOR LOAN LOSSES                                                    680           800           360
             Net interest income after provision for loan losses          16,333        15,195        13,557
NONINTEREST INCOME
     Service charges on deposit accounts                                   2,449         2,246         1,956
     Other service and exchange charges                                    1,483         1,195         1,018
     Gain (loss) on sale of investment securities available for sale           -           (28)           41
             Total noninterest income                                      3,932         3,413         3,015
NONINTEREST EXPENSES
     Salaries and wages                                                    5,857         5,328         5,031
     Pensions and other employee benefits                                  1,402         1,263         1,135
     Occupancy                                                               690           670           719
     Furniture and equipment                                               1,014         1,028         1,040
     Liability insurance                                                     103           105            79
     Office supplies                                                         407           366           290
     Credit card operations                                                  737           624           569
     Other operating expenses                                              1,726         1,657         1,530
             Total noninterest expenses                                   11,936        11,041        10,393
             Income before provision for income taxes                      8,329         7,567         6,179
PROVISION FOR INCOME TAXES                                                 2,821         2,760         2,095
             Net income                                                 $  5,508      $  4,807      $  4,084
NET INCOME PER SHARE OF COMMON STOCK                                    $   9.22      $   8.03      $   6.84

The accompanying notes are an integral part of these consolidated financial statements.

                        CNB CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1998, 1997 and 1996
                  (amounts, except share data, in thousands)

                                                                        Capital in                      Accumulated
                                                                        excess of                       other          Total
                                                              Common    par value   Retained  Treasury  comprehensive  stockholders
                                                     Shares   stock     of stock    earnings  stock     income         equity
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


                                                                   (Continued)
                                       -42-

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






NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major classification (tabular amounts in thousands):
                                                               December 31,
                                                             1998       1997
          Real estate - mortgage                           $142,039   $136,441
          Real estate - construction                         15,560     19,653
          Commercial and industrial                          36,393     34,606
          Loans to individuals for household, family and
              other consumer expenditures                    32,669     30,772
          Agriculture                                         1,487      1,214
          All other loans, including overdrafts               1,951        140
                                                           $230,099   $222,826

     The Bank's loan portfolio consisted of $178,510,000 and $160,088,000 in fixed rate loans as of December 31, 1998 and 1997, respectively. At December
31, 1998, fixed rate loans with maturities in excess of one year amounted to $137,928,000.

     Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

                                                    1998       1997       1996

         Balance, beginning of year              $  2,879   $  2,370   $  2,242
         Recoveries of loans previously charged
             against the allowance                    329        351        197
         Provided from current year's income          680        800        360
         Loans charged against the allowance         (756)      (642)      (429)

         Balance, end of year                    $  3,132   $  2,879   $  2,370

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

                                                                                 To be well capitalized
                                                                  For capital    under prompt corrective
                                                               adequacy purposes action provisions
                                                Actual             Minimum           Minimum
                                            Amount   Ratio      Amount  Ratio     Amount   Ratio
As of December 31, 1998
     Total Capital (to risk
          weighted assets)                $ 41,177   16.82%   $ 19,586   8.0%   $ 24,483   10.0%
     Tier I Capital (to risk
          weighted assets)                  38,117   15.57       9,793   4.0      14,690    6.0
     Tier I Capital (to average assets)     38,117    9.22      16,541   4.0      20,677    5.0




                                    -51-                           (Continued)

                                                                                 To be well capitalized
                                                                 For capital    under prompt corrective
                                                              adequacy purposes   action provisions
                                                Actual             Minimum             Minimum
                                            Amount   Ratio      Amount  Ratio      Amount   Ratio
As of December 31, 1997
     Total Capital (to risk
          weighted assets)                $ 38,295   16.98%   $ 18,046   8.0%    $ 22,558   10.0%
     Tier I Capital (to risk
          weighted assets)                  35,475   15.73       9,023   4.0       13,535    6.0
     Tier I Capital (to average assets)     35,475    9.45      15,018   4.0       18,773    5.0


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

                                                                1998                  1997
                                                        Carrying     Fair     Carrying      Fair
                                                         amount      value     amount       value
     FINANCIAL ASSETS
          Cash and due from banks                       $ 17,864   $ 17,864   $ 14,371   $ 14,371
          Federal funds sold                              27,100     27,100     11,375     11,375
          Investment securities held to maturity          60,648     61,928     70,239     70,893
          Investment securities available for sale        80,582     80,582     53,184     53,184
          Loans                                          230,099    227,831    222,826    219,546

     FINANCIAL LIABILITIES
          Deposits                                       346,112    346,460    301,327    301,490
          Securities sold under repurchase agreements     32,518     32,602     32,366     32,420
          U. S. Treasury demand notes                      1,148      1,148      5,000      5,000

     OFF BALANCE SHEET INSTRUMENTS
          Commitments to extend credit                    20,637     20,637     20,551     20,551
          Standby letters of credit                          710        710      1,438      1,438

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


_____________________
(1) Executive Officer

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


Paul R. Dusenbury                     Treasurer and Director
                                      (Chief Financial Officer
                                       and Chief Accounting
Officer)

Harold G. Cushman, Jr.                Director


Charles C. Cutts                      Director


G. Heyward Goldfinch                  Director


J.M.J Holliday                        Director


John K. Massey                        Director


Howard B. Smith, III                  Director