Form 10-Q/A
period 1999-03-31
CNB CORP /SC/
filed 1999-09-10
CIK 764581

FORM 10-Q/A AMENDMENT NO. I

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

Note:  Columns may not add due to rounding

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

(1) Tax equivalent adjustment based on a 34% tax rate

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

(1) Tax equivalent adjustment based on a 34% tax rate

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

                                    CNB Corporation
                             CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
               (All Dollar Amounts, Except Per Share Data, in Thousands)

                           Three-Month Period Ended March 31,

                                                                         Percent
                                                                         Increase
                                                  1999         1998     (Decrease)
Net interest income after provision for
    loan losses                                    4,178       3,831          9.1%
Income before income taxes                         2,122       1,893         12.1
Net Income                                         1,428       1,236         15.5
Per Share                                           2.39        2.07         15.5
Cash dividends declared                                0           0            0
   Per Share                                           0           0            0

Total assets                                     445,184     409,224          8.8%
Total deposits                                   367,106     328,190         11.9
Loans, net of unearned income                    238,798     226,051          5.6
Investment securities                            141,849     122,495         15.8
Stockholders' equity                              42,296      38,989          8.5
    Book value per share                           70.81       65.21          8.6

Ratios (1):
Annualized return on average total assets           1.32%       1.25%         5.6%
Annualized return on average stockholders'
  Equity                                           13.68%      12.88%         6.2%


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