Form 10-Q/A
period 1999-06-30
CNB CORP /SC/
filed 1999-09-10
CIK 764581

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

                                            June 30, 1999
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year          $ 4,002  $   13      $    -     $ 4,015      6.43%
   One to five years         13,107      38          45      13,100      6.09
                             17,109      51          45      17,115      6.17
  Federal agencies
   Within one year            7,174      16           3       7,187      6.16
   One to five years         67.301      57       1,119      66,239      5.75
                             74,475      73       1,122      73,426      5.79
  State, county and
  municipal
    One to five years           325       1           -         326      7.90
                                325       1           -         326      7.90
  Other Securities(Equity)    1,394       -           -       1,394         -
  Total available for sale  $93,303   $ 125      $1,167     $92,261      5.87%

HELD TO MATURITY
  United States Treasury
   Within one year            7,003      37           -       7,040      6.67%
   One to five years          1,014       -           7       1,007      5.76
                              8,017      37           7       8,047      6.55
  Federal agencies
   Within one year            4,613      16           1       4,628      6.16%
   One to five years         31,709     119         154      31,674      6.37
                             36,322     135         155      36,302      6.34
  State, county and
  municipal
   Within one year            1,285      21           -       1,306      8.42%
   One to five years          8,015      93          11       8,097      6.70
   Six to ten years           5,247      59          50       5,256      6.64
   After ten years              330       -           1         315      6.03
                             14,877     173          76      14,974      6.82
  Total held to maturity    $59,216  $  345      $  238     $59,323      6.49%

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

                                       December 31, 1998
                             Book      Unrealized Holding    Fair
                             Value       Gains    Losses     Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year          $ 8,011    $   59   $     -     $ 8,070     6.28%
   One to five years          5,962       179         -       6,141     6.09%
                             13,973       238         -      14,211     6.20%
  Federal agencies
   Within one year            5,171        30         -       5,201     6.20%
   One to five years         60,289       520        87      60,722     5.77%
                             65,460       550        87      65,923     5.81%
  State, county and
  municipal
   One to five years            325         7         -         332     7.90%

  Other - restricted
   Federal Reserve
    Bank Stock                  116         -         -         116     6.03%

  Total available for sale  $79,874    $  795   $    87     $80,582     5.88%

HELD TO MATURITY
  United States Treasury
   Within one year            6,995        81         -       7,076     6.56%
   One to five years          4,019        76         -       4,095     6.05%
                             11,014       157         -      11,171     6.38%
  Federal agencies
   Within one year            2,036         6         -       2,042     5.50%
   One to five years         33,350       615         -      33,965     6.14%
                             35,386       621         -      36,007     6.10%

  State, county and
  Municipal
   Within one year            1,236        11         -	       1,247     9.57%
   One to five years          8,430       260         -        8,690     7.69%
   Six to ten years           4,582       231         -        4,813     7.56%
                             14,248       502         -       14,750     7.81%
  Total held to maturity    $60,648    $1,280   $     -      $61,928    %6.56%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $425 as of December 31, 1998.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 1999 and December 31, 1998 by major classification:

                                           June 30,           December 31,
                                             1998                1999
Real estate loans - mortgage               $  154,385            $ 142,039
                  - construction               16,533               15,560
Commercial and industrial loans                44,116               36,393
Loans to individuals for household,
  family and other consumer expenditures       32,732               32,669
Agriculture                                     2,937                1,487
All other loans, including overdrafts           1,618                1,951
     Gross loans                              252,321              230,099
       Less unearned income                      (586)                (970)
       Less reserve for loan losses            (3,377)              (3,132)
         Net loans                            248,358              225,997

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

                                  CNB Corporation and Subsidiary
                                    Selected Financial Data

                                     Three Months Ended 6/30/99     Three Months Ended 6/30/98
                                     Avg.     Interest   Avg. Ann.   Avg.    Interest   Avg.Ann
                                     Balance  Income/    Yield or   Balance  Income/    Yield or
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

Liabilities and stockholders equity
   Interest-bearing liabilities:
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