Form 10-Q/A
period 1998-03-31
CNB CORP /SC/
filed 1999-11-12
CIK 764581

FORM 10-Q/A AMENDMENT NO.I

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

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                           1998         1997        1997
ASSETS:
    Cash and due from banks              $ 15,683     $ 14,371      $ 15,118
    Interest bearing deposits with banks        0            0             0
    Investment Securities                  63,195       70,239        72,784
      (Fair values of $63,983 at
       March 31, 1998, $70,893 at
       December 31, 1997, and $72,411
       at March 31, 1997)
    Securities Available for Sale          59,300       53,184        60,557
      (Amortized cost of $58,874 at
       March 31, 1998, $52,855 a
       December 31, 1997, and $60,885
       at March 31, 1997)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           34,575       11,375        12,150
    Loans:
       Gross Loans                        227,140      222,826       197,704
       Less unearned income                (1,089)      (1,105)       (1,022)
         Loans, net of unearned income    226,051      221,721       196,682
       Less reserve for possible
          loan losses                      (3,014)      (2,879)       (2,534)
         Net loans                        223,037      218,842       194,148
    Bank premises and equipment             6,780        6,798         6,702
    Other assets                            6,654        6,335         6,211
Total assets                              409,224      381,144       367,670

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                61,743       55,422        55,240
       Interest-bearing                   266,447      245,905       239,787
          Total deposits                  328,190      301,327       295,027
    Federal funds purchased an
       securities sold under agreement
       to repurchase                       37,098       32,366        32,312
    Other short-term borrowings             1,672        5,000         2,573
   Obligations under mortgages and
       capital leases                           0            0             4
    Other liabilities                       3,247        4,707         2,271
    Minority interest in subsidiary            28           27            25
  Total liabilities                       370,235      343,427       332,212
     Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       1998 and 500,000 in 1997;
       issued 598,687 in 1998 and
       479,093 in 1997                      5,987        5,987         4,791
       Surplus                             24,551       24,552        15,699
       Undivided Profits                    8,266        7,030        15,194
       Net Unrealized Holding                 255          197          (196)
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock                (70)         (49)          (30)
            Total stockholders' equity     38,989       37,717        35,458
           Total liabilities
             and stockholders' equity     409,224      381,144       367,670

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31,1998:
                                                               To be
                                                          well capitalized
                                               For          under prompt
                                         capital adequacy corrective action
                                            purposes         provisions
                             Actual          Minimum           Minimum
                         Amount   Ratio   Amount  Ratio     Amount  Ratio
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

                              CNB Corporation
                       CNB Corporation and Subsidiary
                           FINANCIAL HIGHLIGHTS
          (All Dollar Amounts, Except Per Share Data, in Thousands)

                                              Three-Month Period Ended March 31,

                                                                         Percent
                                                                         Increase
                                                  1998         1997     (Decrease)
Net interest income after provision for
    loan losses                                    3,831       3,537          8.3%
Income before income taxes                         1,893       1,716         10.3
Net Income                                         1,236       1,113         11.1
Per Share (1)                                       2.07        1.86         11.3
Cash dividends declared                                0           0            0
   Per Share (1)                                       0           0            0

Total assets                                     409,224     367,670         11.3%
Total deposits                                   328,190     295,027         11.2
Loans, net of unearned income                    226,051     196,682         14.9
Investment securities                            122,495     133,341         (8.1)
Stockholders' equity                              38,989      35,458         10.0
    Book value per share (1)                       65.21       59.25         10.1

Ratios (2):
Annualized return on average total assets           1.25%       1.24%          .8%
Annualized return on average stockholders'
  Equity                                           12.88%      13.16%        (2.1)%

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

Other Expenses - Other expenses increased by 8.4% from $2,541 for the three-month period ended March 31, 1997 to $2,754 for the three-month period ended March 31, 1998. The major components of other expenses are salaries and employee benefits which increased 9.8% from $1,513 to $1,661; occupancy expense which increased .7% from $420 to $423; and other operating expenses which increased by 10.2% from $607 to $669. Occupancy expense has remained flat as depreciation expense has only increased 3.0% from $167 during the first quarter of 1997 to $172 for the same period in 1998.Salaries and employee benefits expense has increased due to an increase of full-time-equivalent employees from 179 at March 31, 1997 to 190 at March 31, 1998 as the bank prepares to open the new "501 North Office" in the late fall of 1998.

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