Form 10-Q/A
period 1998-06-30
CNB CORP /SC/
filed 1999-11-12
CIK 764581

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

1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.


                        CNB Corporation and Subsidiary
                 Consolidated Statement of Comprehensive Income
              Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)



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

NOTE 12 - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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



 1) Adjusted for the effect of a 25% stock dividend issued during the third quarter of 1997.

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

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                    Three Months Ended 6/30/98     Three Months Ended 6/30/97
                                    Avg.    Interest   Avg.Ann.   Avg.      Interest   Avg.Ann.
                                    Balance  Income/   Yield or   Balance    Income/   Yield or
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

Liabilities and stockholders equity
   Interest-bearing liabilities:
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

                                  CNB Corporation and Subsidiary
                                      Selected Financial Data

                                     Six Months Ended 6/30/98         Six Months Ended 6/30/97
                                   Avg.      Interest   Avg. Ann.    Avg.    Interest   Avg.Ann.
                                 Balance     Income/    Yield or   Balance   Income/    Yield or
                                             Expense(1)   Rate               Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income $227,016    $10,343     9.11%     $196,909  $ 9,199    9.34%
     Securities:
     Taxable                      113,842      3,452     6.06       119,482    3,585    6.00
     Tax-exempt                    13,612        529     7.77        13,747      539    7.84
   Federal funds sold and
     securities purchased under
     agreement to resell           23,157        597     5.16        11,628      299    5.14
   Other earning assets                 0          0      -               0        0     -
      Total earning assets        377,627     14,921     7.90       341,766   13,622    7.97
    Other assets                   25,488                            24,215
      Total assets               $403,115                          $365,981

Liabilities and stockholders'
 equity:
   Interest-bearing liabilities:
   Interest-bearing deposits     $262,355      5,618     4.28      $237,663  $ 4,875    4.10
   Federal funds purchased and
    securities sold under
    agreement to repurchase        34,912        787     4.51        34,872      810    4.65
   Other short-term borrowings      1,566         43     5.49         1,396       35    5.01
   Obligations under mortgages
     and capitalized leases             0          0      -               3        0    8.00
       Total interest-bearing
         liabilities             $298,833    $ 6,448     4.32      $273,934  $ 5,720    4.18
   Noninterest-bearing deposits    61,792                            54,299
   Other liabilities                3,441                             2,888
   Stockholders' equity            39,049                            34,860
         Total liabilities and
           stockholders' equity  $403,115                          $365,981
   Net interest income as a
     percent of total earning
     assets                      $377,627    $ 8,473     4.49      $341,766  $ 7,902    4.62

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                 $   180                         $   183

Ratios:
Annualized return on average total assets                1.38                           1.24
Annualized return on average stockholders' equity       14.25                          12.99
Cash dividends declared as a percent of net income          0                              0
Average stockholders' equity as a percent of:
  Average total assets                                   9.69                           9.53
  Average total deposits                                12.05                          11.94
  Average loans, net of unearned income                 17.20                          17.70
Average earning assets as a percent of
average total assets                                    93.68                          93.38

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended June 30, 1998 and 1997
                                                           (Dollars in Thousands)
                                                                                                                            Change
                             Average  Average                          Interest     Interest               Change  Change   Due To
                              Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                               1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                  230,100   202,950     9.13%       9.24%     5,250       4,690         560      (56)     624       (8)
Investment securities:
 Taxable                     115,790   119,752     6.10%       6.11%     1,765       1,828         (63)      (3)     (61)       1
 Tax-Exempt                   13,381    13,542     7.71%       7.86%       258         266          (8)      (5)      (3)       -
Federal funds sold and
 securities purchased under
 agreement to resell          26,840    12,456     5.50%       5.46%       369         170         199        1      196        2
Other earning assets               0         0        -           -          0           0           -        -        -        -

Total Earning Assets         386,111   348,700     7.92%       7.98%     7,642       6,954         688      (63)     756       (5)

Interest-bearing Liabilities

Interest-bearing deposits    266,926   241,654     4.31%       4.15%     2,876       2,509         367       97      260       10
Federal funds purchased and
 securities sold under
 agreement to repurchase      34,561    33,799     4.50%       4.67%       389         395          (6)     (14)       8        -
Other short-term borrowings    1,661     1,555     4.09%       4.63%        17          18          (1)      (2)       1        -
Mortgage indebtedness and
 obligations under capital-
 ized leases                       0         2        -        8.00%         0           0           -        -        -        -

Total Interest-bearing
 Liabilities                 303,148   277,010     4.33%       4.22%     3,282       2,922         360       81      269       10
Interest-free Funds
 Supporting Earning Assets    82,963    71,690

Total Funds Supporting

Earning Assets               386,111   348,700     3.40%       3.35%     3,282       2,922         360       81      269       10

Interest Rate Spread                               3.59%       3.76%
Impact of Non-interest-
 bearing Funds on Net
 Yield on Earning Assets                            .93%        .87%


Net Yield on Earning Assets                        4.52%       4.63%     4,360       4,032

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                              For the Six Months Ended June 30, 1998 and 1997
                                                           (Dollars in Thousands)
                                                                                                                            Change
                             Average  Average                           Interest     Interest              Change  Change   Due To
                              Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                               1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                  227,016   196,909     9.11%       9.34%    10,343       9,199       1,144     (226)   1,405      (35)
Investment securities:
 Taxable                     113,842   119,482     6.06%       6.00%     3,452       3,585        (133)      36     (167)      (2)
 Tax-exempt                   13,612    13,747     7.77%       7.84%       529         539         (10)      (5)      (5)       -
Federal funds sold and
 securities purchased under
 agreement to resell          23,157    11,628     5.16%       5.14%       597         299         298        1      296        1
Other earning assets               0         0        -           -          0           0           -        -        -        -

Total Earning Assets         377,627   341,766     7.90%       7.97%    14,921      13,622       1,299     (194)   1,529      (36)

Interest-bearing Liabilities

Interest-bearing deposits    262,355   237,663     4.28%       4.10%     5,618       4,875         743      214      507       22
Federal funds purchased and
 securities sold under
 agreement to repurchase      34,912    34,872     4.51%       4.65%       787         810         (23)     (24)       1        -
Other short-term borrowings    1,566     1,396     5.49%       5.01%        43          35           8        3        4        1
Mortgage indebtedness and
 obligations under capital-
 ized leases                       0         3        -        8.00%         0           0           -        -        -        -

Total Interest-bearing
 Liabilities                 298,833   273,934     4.32%       4.18%     6,448       5,720         728      193      512       23
Interest-free Funds
 Supporting Earning Assets    78,794    67,832

Total Funds Supporting

Earning Assets               377,627   341,766     3.41%       3.35%     6,448       5,720         728      193      512       23

Interest Rate Spread                               3.58%       3.79%
Impact of Non-interest-
 bearing Funds on Net
 Yield on Earning Assets                            .91%        .83%


Net Yield on Earning Assets                        4.49%       4.62%     8,473       7,902

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

The provision for possible loan losses was $175 for the three-month period ended June 30, 1998 and $210 for the three-month period ended June 30, 1997. Net loan charge-offs/(recoveries) totaled $95 for the threemonth period ended June 30, 1998 and $37 for the same period in 1997.

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