Form 10-Q/A
period 1998-09-30
CNB CORP /SC/
filed 1999-11-12
CIK 764581

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

                                            September 30, 1998
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year          $ 7,303  $   39      $    0     $ 7,342       6.23%
   One to five years          8,969     221           0       9,190       6.10
                             16,272     260           0      16,532       6.16
  Federal agencies
   Within one year            7,345      43           0       7,388       6.15
   One to five years         47,897     627           0      48,524       5.97
                             55,242     670           0      55,912       5.99
  State, county and
  municipal
   Within one year              325       8           0         333       7.90
                                325       8           0         333       7.90
  Other Securities(Equity)      116       0           0         116          -
  Total available for sale  $71,955  $  938      $    0     $72,893       6.04%

HELD TO MATURITY
  United States Treasury
   Within one year            9,683      52           1       9,734       5.89%
One to five years             7,026     128           0       7,154       6.16
                             16,709     180           1      16,888       6.00
  Federal agencies
   Within one year            1,022       2           0       1,024       5.48%
   One to five years         34,400     701           0      35,101       6.12
                             35,422     703           0      36,125       6.10
  State, county and
  municipal
   Within one year            1,227      15           0       1,242       9.55%
   One to five years          7,342     230           0       7,572       7.92
   Six to ten year            5,312     244           0       5,556       7.47
                             13,881     489           0      14,370       7.89
   Total held to maturity   $66,012  $1,372      $    1     $67,380       6.46%

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

As of September 30, 1998, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if
such assets were loans.           10

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

Liabilities and stockholders' equity
   Interest-bearing liabilities:
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

                                 CNB Corporation and Subsidiary
                                     Selected Financial Data

                                      Nine Months Ended 9/30/98       Nine Months Ended 9/30/97
                                       Avg.    Interest   Avg. Ann.     Avg.    Interest  Avg.Ann.
                                     Balance   Income/    Yield or    Balance  Income/   Yield or
                                               Expense(1)   Rate                Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income     $227,986    $15,636     9.14%     $201,261  $14,103    9.34%
     Securities:
     Taxable                          115,083      5,239     6.07       119,100    5,377    6.02
     Tax-exempt                        13,620        786     7.69        13,791      811    7.84
   Federal funds sold and
     securities purchased under
     agreement to resell               27,147      1,084     5.32        14,552      582    5.33
   Other earning assets                     0          0        -             0        0       -
      Total earning assets            383,836     22,745     7.90       348,704   20,873    7.98
    Other assets                       28,106                            24,622
      Total assets                   $411,942                          $373,326

Liabilities and stockholders' equity
   Interest-bearing liabilities:
   Interest-bearing deposits         $265,831      8,544     4.29      $238,686  $ 7,414    4.14
   Federal funds purchased and
    securities sold under
    agreement to repurchase            34,624      1,162     4.47        36,099    1,272    4.70
   Other short-term borrowings          1,555         66     5.66         1,470       56    5.08
       Total interest-bearing
         liabilities                 $302,010    $ 9,772     4.31      $276,255  $ 8,742    4.22
Noninterest-bearing deposits           64,604                            58,073
   Other liabilities                    5,510                             3,250
   Stockholders' equity                39,818                            35,748
         Total liabilities and
           stockholders' equity      $411,942                          $373,326
   Net interest income as a percent
     of total earning assets         $383,836    $12,973     4.51      $348,704  $12,131    4.64

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                     $   267                         $   276

Ratios:
Annualized return on average total assets                    1.45                           1.35
Annualized return on average stockholders' equity           14.96                          14.05
Cash dividends declared as a percent of net income              0                              0
Average stockholders' equity as a percent of:
  Average total assets                                       9.67                           9.58
  Average total deposits                                    12.05                          12.05
  Average loans, net of unearned income                     17.47                          17.76
Average earning assets as a percent of
average total assets                                        93.18                          93.40

                                                        CNB Corporation and Subsidiary
                                                         Rate/Volume Variance Analysis
                                          For the Three Months Ended September 30, 1998 and 1997
                                                            (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                          Interest     Interest              Change  Change   Due To
                              Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                               1998     1997    1998 (1)    1997 (1)    1998 (1)     1997 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                  229,926   209,965     9.21%       9.34%     5,293       4,904         389      (68)     466       (9)
Investment securities:
 Taxable                     117,565   118,336     6.08%       6.06%     1,787       1,792          (5)       6      (12)       1
Tax-exempt                    13,636    13,879     7.54%       7.84%       257         272         (15)     (10)      (5)       -
Federal funds sold and
 securities purchased under
 agreement to resell          35,127    20,400     5.55%       5.55%       487         283         204        -      204        -
Other earning assets               0         0      -           -            0           0           0        -        -        -

Total Earning Assets         396,254   362,580     7.90%       8.00%     7,824       7,251         573      (72)     653       (8)

Interest-bearing Liabilities

Interest-bearing deposits    272,783   240,732     4.29%       4.22%     2,926       2,539         387       42      338        7
Federal funds purchased and
 securities sold under
 agreement to repurchase      34,048    38,553     4.41%       4.79%       375         462         (87)     (37)     (54)       4
Other short-term borrowings    1,533     1,612     6.00%       5.21%        23          21           2        3       (1)       -

Total Interest-bearing
 Liabilities                 308,364   280,897     4.31%       4.30%     3,324       3,022         302        8      283       11
Interest-free Funds
 Supporting Earning Assets    87,890    81,683

Total Funds Supporting

Earning Assets               396,254   362,580     3.36%       3.33%     3,324       3,022         302        8      283       11

Interest Rate Spread                               3.59%       3.70%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                             .95%        .97%


Net Yield on Earning Assets                        4.54%       4.67%     4,500       4,229

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

Interest-bearing Liabilities

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

Other Expenses (continued) - All categories of other expenses have increased due to the construction, staffing, and equipping of the new "West Conway Office"scheduled to open in October, 1998. Full-time-equivalent employee numbers have increased from 183 at September 30, 1997 to 197 at September 30, 1998.

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

The Board of Directors early in 1997 assigned Year 2000 Project implementation responsibility to the Electronic Data Processing (EDP) Steering Committee. The EDP Steering Committee is comprised of the following members: President, Executive Vice President, Vice President and Cashier, Vice President-Systems, Vice President-Data Processing, and Assistant Vice President-Systems. The committee meets at least quarterly with the meetings being reviewed by the Board Audit Committee and progress reports made to the full Board. The CPA firm of Tourville, Simpson, & Henderson has been engaged to assist in Year 2000 Plan development, implementation, and examination. J-Square, a Banker Software consulting firm, has been retained to assist in the testing of core application system
software.                            24
YEAR 2000 (continued)

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