Form 10-Q
period 1999-09-30
CNB CORP /SC/
filed 1999-11-12
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999


                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

For the transition period from                        to

                                ___________________

For Quarter Ended September 30, 1999  Commission file number:  2-96350


                                  CNB Corporation
              (Exact name of registrant as specified in its charter)


South Carolina                                 57-0792402
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29526
(Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (843) 248-5721


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 1999 was 596,203.

CNB Corporation
                                                                      Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1999,         1
           December 31, 1998 and September 30, 1998

           Consolidated Statement of Income for the Three Months         2
           and Nine Months Ended September 30, 1999 and 1998

           Consolidated Statement of Comprehensive Income                3
           for the Three Months and Nine Months Ended
           September 30, 1999 and 1998

           Consolidated Statement of Changes in Stockholders'            4
           Equity for the Nine Months Ended September 30, 1999
           and 1998

           Consolidated Statement of Cash Flows for the Nine Months      5
           Ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements                 6-13

Item 2.    Management's Discussion and Analysis of Financial         14-25
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             25


SIGNATURE                                                               26

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                        Sept. 30,  December 31,  Sept. 30,
                                          1999       1998         1998
ASSETS:
    Cash and due from banks              $ 17,252    $ 17,864    $ 16,684
    Interest bearing deposits with banks        0           0           0
    Investment Securities                  59,024      60,648      66,012
      (Fair values of $59,075 at
       Sept. 30, 1999, $61,928 at
       December 31, 1998, and $67,383
       at Sept. 30, 1998)
    Securities Available for Sale          88,863      80,582     72,893
      (Amortized cost of $89,760 at
       Sept. 30, 1999, $79,874 at
       December 31, 1998, and $71,955
       at Sept. 30, 1998)
    Federal Funds sold and securities
       purchased under agreement
       to resell                           35,925      27,100     25,875
    Loans:
       Gross Loans                        257,120     230,099    228,309
       Less unearned income                  (410)       (970)    (1,099)
        Loans, net of unearned income     256,710     229,129    227,210
       Less reserve for possible
          loan losses                      (3,433)     (3,132)    (3,160)
            Net loans                     253,277     225,997    224,050
    Bank premises and equipment             8,217       7,258      7,156
    Other assets                            7,563       6,910      6,817
 Total assets                             470,121     426,359    419,487

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                77,157      66,303     64,048
          Interest-bearing                304,384     279,809    276,145
            Total deposits                381,541     346,112    340,193
        Federal funds purchased and
       securities sold under agreement
       to repurchase                       36,183      32,518     32,137
    Other short-term borrowings             5,091       1,148      1,390
    Other liabilities                       2,407       5,380      3,337
Total liabilities                         425,222     385,158    377,057
      Stockholders' equity:
      Common stock, par value $10 per
      share:  Authorized 1,500,000 in
      1999 and 1998; issued 598,687
      in 1999 and 1998                      5,987       5,987      5,987
      Surplus                              24,546      24,538     24,553
      Undivided Profits                    15,156      10,448     11,498
      Net Unrealized Holding                 (539)        425        562
      Gains (Losses) on
       Available-For-Sale Securities
        Less:  Treasury stock                (251)       (197)      (170)
           Total stockholders' equity      44,899      41,201     42,430
          Total liabilities
            and stockholders' equity      470,121     426,359    419,497

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                    September 30,      September 30,
                                                  1999        1998   1999        1998
Interest Income:
  Interest and fees on loans                     $  5,589  $  5,293  $ 16,048  $ 15,636
  Interest on investment securities:
    Taxable investment securities                   1,974     1,787     5,821     5,236
    Tax-exempt investment securities                  178       170       532       519
    Other securities                                   14         0        17         3
  Interest on federal funds sold and securities
    purchased under agreement to resell               428       487     1,053     1,084
      Total interest income                         8,183     7,737    23,471    22,478
Interest Expense:
  Interest on deposits                              3,025     2,926     8,686     8,544
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                        334       375     1,006     1,162
  Interest on other short-term borrowings              21        23        51        66

      Total interest expense                        3,380     3,324     9,743     9,772
Net interest income                                 4,803     4,413    13,728    12,706
Provision for possible loan losses                    200       160       530       525

Net interest income after provision for
  possible loan losses                              4,603     4,253    13,198    12,181
Other income:
  Service charges on deposit accounts                 634       660     1,873     1,806
  Gains/(Losses) on securities                          0         0         0         0
  Other operating income                              492       501     1,175     1,134
      Total other income                            1,126     1,161     3,048     2,940

Other expenses:
  Salaries and employee benefits                    1,852     1,697     5,561     5,063
  Occupancy expense                                   401       425     1,236     1,242
  Other operating expenses                            891       784     2,433     2,113
      Total operating expenses                      3,144     2,906     9,230     8,418
Income before income taxes                          2,585     2,508     7,016     6,703
  Income tax provision                                843       821     2,308     2,234
Net Income                                          1,742     1,687     4,708     4,469

  Per share data:
  Net income per weighted average shares
    Outstanding                                   $  2.91   $  2.83   $  7.88   $  7.48
  Cash dividend paid per share                    $     0   $     0   $     0   $     0
  Book value per actual number of shares
    Outstanding                                   $ 75.31   $ 71.09   $ 75.31   $ 71.09
  Weighted average number of shares outstanding   597,108   597,708   597,108   597,708

   Actual number of shares outstanding            596,203   596,857   596,203   596,857


                       CNB Corporation and Subsidiary
               Consolidated Statement of Comprehensive Income
          (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)



                                          Three Months     Nine Months
                                             Ended             Ended
                                          September 30,      September 30,
                                         1999       1998   1999       1998
Net Income                               $1,742   $1,687   $4,708   $4,469

Other comprehensive income, net of tax

   Unrealized gains/(losses)
     on securities:
       Unrealized holding gains/(losses)     86      356     (964)     365
       during period


Net Comprehensive Income                 $1,828   $2,043   $3,744   $4,834


                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                     1999        1998
Common Stock:
 $10 par value; 500,000 shares authorized
Balance, January 1                                    5,987        5,987
Issuance of Common Stock                               None         None
Stock Dividend                                         None         None
Balance at end of period                              5,987        5,987



Surplus:
Balance, January 1                                   24,538       24,552
Issuance of Common Stock                               None         None
Stock Dividend                                         None         None
Gain on sale of treasury stock                            8            1
Balance at end of period                             24,546       24,553



Undivided profits:
Balance, January 1                                   10,448        7,030
Net Income                                            4,708        4,469
Stock Dividend                                         None         None
Cash dividends declared                                None         None
Balance at end of period                             15,156       11,498



Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1                                      425          197
Change in net unrealized gains/(Losses)                (964)         365
Balance at end of period                               (539)         562



Treasury stock:
Balance, January 1
 (2,066 shares in 1999, 539 shares in 1998)            (197)         (49)
Purchase of treasury stock                             (193)        (278)
Reissue of treasury stock                               139          157
Balance at end of period
 (2,478 shares in 1999; 1,824 shares in 1998)          (251)        (170)



Total stockholders' equity                           44,899       42,430

Note:  Columns may not add due to rounding.

                        CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the nine-month period ended Sept. 30,
                                                      1999        1998
OPERATING ACTIVITIES
  Net income                                        $ 4,708     $ 4,469
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        394         486
    Provision for loan losses                           530         525
    Provision for deferred income taxes              (1,030)        102
    Loss (gain) on sale of investment
     securities                                           0           0
    (Increase) decrease in accrued interest
     receivable                                        (315)       (367)
    (Increase) decrease in other assets                  75        (115)
    (Decrease) increase in other liabilities         (1,505)        295

        Net cash provided by operating
          activities                                  2,857       5,395

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0           0
  Proceeds from maturities of investment
   securities held to maturity                       10,294      17,032
  Proceeds from maturities of investment
   securities available for sale                     13,719      12,341
  Purchase of investment securities held to
   maturity                                          (8,670)    (12,805)
  Purchase of investment securities
   available for sale                               (22,000)    (32,050)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0           0
  (Increase) decrease in federal funds sold          (8,825)    (14,500)
  (Increase) decrease in loans                      (27,581)     (5,489)
  Premises and equipment expenditures                (1,353)       (844)

        Net cash provided by (used for)
          investing activities                      (44,416)    (36,315)

FINANCING ACTIVITIES
  Dividends paid                                     (2,090)     (1,794)
  Increase (Decrease) in deposits                    35,429      38,866
  (Decrease) increase in securities sold
    under repurchase agreement                        3,665        (229)
  (Decrease) increase in other
    short-term borrowings                             3,943      (3,610)

        Net cash provided by (used for)
          financing activities                       40,947      33,233

        Net increase (decrease) in cash
          and due from banks                           (612)      2,313
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           17,864      14,371

CASH AND DUE FROM BANKS, SEPT. 30, 1999 AND 1998    $17,252     $16,684

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 9,736     $ 9,600
  Income taxes                                      $ 2,310     $ 2,215







CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 597,108 for the nine-month period ended September 30, 1999 and 597,708 for the nine-month period ended September 30, 1998.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 1999 and for the years ended December 31, 1998 and 1997 were approximately $8,106, $6,839, and $5,909, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $85,910 at September 30, 1999 and $74,500 at December 31, 1998 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 1999 and at December 31, 1998.

                                            September 30, 1999
                             Book   Unrealized Holding     Fair
                             Value  Gains       Losses     Value      Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year          $ 4,997  $   23      $    -     $ 5,020      6.49%
   One to five years         11,103      45          16      11,132      6.00
                             16,100      68          16      16,152      6.15
  Federal agencies
   Within one year            6,011       7           5       6,013      6.12
   One to five years         66,255      43         994      65,304      5.73
                             72,266      50         999      71,317      5.76
  State, county and
  municipal
    One to five years            0       -           -           0         -
  Other Securities(Equity)    1,394       -           -       1,394         -
  Total available for sale  $89,760   $ 118      $1,015     $88,863      5.83%

HELD TO MATURITY
  United States Treasury
   Within one year            6,001      23           -       6,024      6.57%
   One to five years          1,013       -           2       1,011      5.76
                              7,014      23           2       7,035      6.46
  Federal agencies
   Within one year            7,605      13           1       7,617      6.26%
   One to five years         29,221     123         145      29,199      6.35
                             36,826     136         146      36,816      6.33
  State, county and
  municipal
   Within one year            1,760      21           -       1,781      8.59%
   One to five years          7,833      73          12       7,894      6.58
   Six to ten years           4,693      34          60       4,667      6.61
   After ten years              898       5          21         882      5.89
                             15,184     133          93      15,224      6.78
  Total held to maturity    $59,024  $  292      $  241     $59,075      6.46%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(539) as of September 30, 1999.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 1999 and December 31, 1998 by major classification:

                                          September 30,        December 31,
                                             1999                 1998
Real estate loans - mortgage               $  157,608            $ 142,039
                  - construction               18,578               15,560
Commercial and industrial loans                44,141               36,393
Loans to individuals for household,
  family and other consumer expenditures       32,881               32,669
Agriculture                                     2,298                1,487
All other loans, including overdrafts           1,614                1,951
     Gross loans                              257,120              230,099
       Less unearned income                      (410)                (970)
       Less reserve for loan losses            (3,433)              (3,132)
         Net loans                            253,277              225,997

     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 1999 and 1998 and the year ended December 31, 1998 are summarized as follows:

                                  Quarter Ended    Nine Months Ended December
                                    Sept. 30,          Sept. 30,         31,
                                 1999       1998   1999        1998    1998
Balance, beginning of period     $ 3,377  $ 3,094  $ 3,132  $ 2,879  $ 2,879
Charge-offs:
   Commercial, financial,
    and agricultural                 105       40      189      111      189
   Real Estate - construction
    and mortgage                       0        1        0       11       14
   Loans to individuals              110      132      330      357      553
       Total charge-offs         $   215  $   173  $   519  $   479  $   756
Recoveries:
   Commercial, financial, and
    Agricultural                 $    17  $    29  $    99  $    63  $    89
   Real Estate - construction
    and mortgage                      10        0       21        4        5
   Loans to individuals               44       50      170      168      235
       Total recoveries          $    71  $    79  $   290  $   235  $   329
Net charge-offs/(recoveries)     $   144  $    94  $   229  $   244  $   427
Additions charge to operations   $   200  $   160  $   530  $   525  $   680
Balance, end of period           $ 3,433  $ 3,160  $ 3,433  $ 3,160  $ 3,132
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period       .06%     .04%     .10%     .11%     .19%

The entire balance is available to absorb future loan losses.

At September 30, 1999 and December 31, 1998 loans on which no interest was being accrued totalled approximately $610 and $422, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $143 and $100, respectively.

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

As of September 30, 1999, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or
2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 1999 and December 31, 1998 is summarized as follows:
                                     Sept. 30,         December 31,
                                       1999                1998

Land and buildings                   $ 10,426           $  9,581
Furniture, fixtures and equipment       5,614              5,188
Construction in progress                  101                 19
                                     $ 16,141           $ 14,788
Less accumulated depreciation and
   amortization                         7,924              7,530
                                     $  8,217           $  7,258

     Depreciation and amortization of bank premises and equipment charged to operating expense was $131 and $394 for the quarter ended and the nine month period ended September 30, 1999, respectively and $693 for the year ended December 31, 1998.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 1999 and December 31, 1998, certificates of deposit of $100,000 or more included in time deposits totaled approximately $72,213 and $61,328 respectively. Interest expense on these deposits was approximately $952 and $2,635 for the quarter ended and the nine-month period ended September 30, 1999 and $3,455 for the year ended December 31, 1998. On June 30, 1999, the Bank purchased $12 million in large public fund certificates with maturities in early 2000 to provide for potential Y2K liquidity needs at year-end 1999.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 1999 and December 31, 1998, securities sold under repurchase agreements totaled approximately $36,183 and $32,518. U.S. Government securities with a book value of $37,106 ($36,939 market value) and $35,127 ($35,672 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was
4.20 percent and 4.12 percent at September 30, 1999 and December 31, 1998.

NOTE 8 - LINES OF CREDIT

     At September 30, 1999, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $7,809 at September 30, 1999. The amount outstanding under the note totaled $5,091 and $1,148 at September 30, 1999 and December 31, 1998, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $67 million secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At September 30, 1999, no borrowings were outstanding under the agreement.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 1999 and September 30, 1998 on pretax income of $2,585 and $2,508 totalled $843 and $821 respectively. Income tax expense for the nine-month period ended September 30, 1999 and September 30, 1998 on pretax income of $7,016 and $6,703 totalled $2,308 and $2,234 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 1999.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 1999, commitments to extend credit totalled $25,440; financial standby letters of credit totalled $192; and performance standby letters of credit totalled $658. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 1999 and years ended December 31, 1998, 1997 and 1996, $111, $312, $378, $361, and $336,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 1999:
                                                                To be
                                                           well capitalized
                                               For           under prompt
                                        capital adequacy  corrective action
                                           purposes            provisions
                             Actual          Minimum            Minimum
                        Amount  Ratio   Amount   Ratio      Amount  Ratio
Total Capital (to risk  $46,291 16.89%  $21,932    8.0%      $27,415 10.0%
 weighted assets)
Tier I Capital (to risk  42,864 15.64    10,966    4.0        16,449  6.0
 weighted assets)
Tier I Capital (to avg.  42,864  9.13    18,772    4.0        23,465  5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                           CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                 (Unaudited)
ASSETS
   Cash                                                          $  1,751
   Investment in subsidiary                                        42,325
   Fixed assets                                                       786
   Other assets                                                        37
                                                                 $ 44,899

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            44,899
                                                                 $ 44,899

                           CONDENSED STATEMENT OF INCOME
               For the nine-month period ended September 30, 1999
                                   (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  4,746
OTHER INCOME                                                            0
OTHER EXPENSES                                                         38
   Net Income                                                    $  4,708






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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 13.0% from $227,210 at September 30, 1998 to $256,710 at September 30, 1999 and have increased as a percentage of total assets from 54.2% to 54.6% over the same period as loan demand has remained stable in our market. Securities and federal funds sold have decreased slightly as a percentage of total assets from 39.3% at September 30, 1998 to 39.1% at September 30, 1999 as we have deployed funds in the lending area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 15.3% at September 30, 1998 to 16.4% at September 30, 1999. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased from 65.8% of total assets at September 30, 1998 to 64.7% at September 30, 1999 while securities sold under agreement to repurchase have remained constant at 7.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 1999 and 1998:

                                                       September  30,
Assets:                                              1999          1998
Earning assets:
   Loans, net of unearned income                     54.6%         54.2%
   Investment securities                             12.6          15.7
   Securities Available for Sale                     18.9          17.4
   Federal funds sold and securities purchased
     under agreement to resell                        7.6           6.2
         Other earning assets                           -             -
            Total earning assets                     93.7          93.5
   Other assets                                       6.3           6.5
      Total assets                                  100.0%        100.0%


Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                         64.7%         65.8%
   Federal funds purchased and securities sold
    under agreement to repurchase                     7.7           7.7
   Other short-term borrowings                        1.1            .3
       Total interest-bearing liabilities            73.5          73.8
         Noninterest-bearing deposits                16.4          15.3
   Other liabilities                                   .5            .8
   Stockholders' equity                               9.6          10.1
       Total liabilities and stockholders' equity   100.0%        100.0%


RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 1999 and 1998 of $1,742 and $1,687, respectively, resulting in a return on average assets of 1.48% and 1.57% and a return on average stockholders' equity of 15.89% and 16.32%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 1999 and 1998 of $4,708 and $4,469, respectively, resulting in a return on average assets of 1.39% and 1.45% and a return on average stockholders' equity of 14.66% and 14.96%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $50,634 or 12.1% from $419,487 at September 30, 1998 to $470,121 at September 30, 1999. The
following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 1999 and September 30, 1998:

                                CNB Corporation
                       CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
            (All Dollar Amounts, Except Per Share Data, in Thousands)

                                      Three-Month Period          Nine-Month Period
                                      Ended September 30,         Ended September 30,
                                                    Percent                    Percent
                                                    Increase                   Increase
                                   1999     1998   (Decrease)   1999     1998 (Decrease)
Net interest income after
    provision for loan losses     4,603    4,253      8.2%     13,198   12,181   8.3%
Income before income taxes        2,585    2,508      3.1       7,016    6,703   4.7
Net Income                        1,742    1,687      3.3       4,708    4,469   5.3
Per Share                          2.91     2.83      2.8        7.88     7.48   5.3
Cash dividends declared               0        0        -           0        0     -
   Per Share                          0        0        -           0        0     -
Total assets                    470,121  419,487     12.1%    470,121  419,487  12.1%
Total deposits                  381,541  340,193     12.2     381,541  340,193  12.2
Loans, net of unearned income   256,710  227,210     13.0     256,710  227,210  13.0
Investment securities and
    securities available for
    sale                        147,887  138,905      6.5     147,887  138,905   6.5
Stockholders' equity             44,899   42,430      5.8      44,899   42,430   5.8
    Book value per share          75.31    71.09      5.9       75.31    71.09   5.9
Ratios (1):
Annualized return on average
    total assets                   1.48%    1.57%    (5.7)%      1.39%    1.45% (4.1)%
Annualized return on average
    stockholders' equity          15.89%   16.32%    (2.6)%     14.66%   14.96% (2.0)%



(1) For the three-month period ended September 30, 1999 and September 30, 1998, average total assets amounted to $471,703 and $429,596 with average stockholders' equity totaling $43,856 and $41,356, respectively. For the nine-month period ended September 30, 1999 and September 30, 1998, average total assets amounted to $451,021 and $411,942 with average stockholders' equity totaling $42,830 and $39,818, respectively.

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 1999 and 1998 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed an 8.8% increase from $4,500 for the three-month period ended September 30, 1998 to $4,895 for the three-month period ended September 30, 1999. During the same period, total fully-tax-equivalent interest income increased by 5.8% from $7,824 to $8,275 and total interest expense increased by 1.7% from $3,324 to $3,380. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .09% from 4.54% for the three-month period ended September 30, 1998 to 4.45% for the three-month period ended September 30, 1999.

Fully-tax-equivalent net interest income showed a 7.9% increase from $12,973 for the nine-month period ended September 30, 1998 to $14,002 for the nine-month period ended September 30, 1999. During the same period, total fully-tax-equivalent interest income increased by 4.4% from $22,745 to $23,745 and total interest expense decreased by .3% from $9,772 to $9,743. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .08% from 4.51% for the nine-month period ended September 30, 1998 to 4.43% for the nine-month period ended September 30, 1999.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                  CNB Corporation and Subsidiary
                                    Selected Financial Data

                                     Three Months Ended 9/30/99     Three Months Ended 9/30/98
                                     Avg.     Interest   Avg. Ann.   Avg.    Interest   Avg.Ann
                                     Balance  Income/    Yield or   Balance  Income/    Yield or
                                              Expense(1)    Rate             Expense(1)   Rate
Assets:
  Earning assets:
   Loans, net of unearned income      $253,589  $ 5,589     8.82%     $229,926  $ 5,293    9.21%
     Securities:
     Taxable                           135,443    1,988     5.87       117,565    1,787    6.08
     Tax-exempt                         14,882      270     7.26        13,636      257    7.54
   Federal funds sold and
     securities purchased under
     agreement to resell                36,198      428     4.73        35,127      487    5.55
   Other earning assets                      0        0        -             0        0       -
      Total earning assets             440,112    8,275     7.52       396,254    7,824    7.90
    Other assets                        31,591                          33,342
      Total assets                    $471,703                        $429,596

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits          $311,450    3,025     3.89      $272,783  $ 2,926    4.29
   Federal funds purchased and
    securities sold under
    agreement to repurchase             32,260      334     4.14        34,048      375    4.41
   Other short-term borrowings           1,932       21     4.35         1,533       23    6.00
       Total interest-bearing
         Liabilities                  $345,642  $ 3,380     3.91      $308,364  $ 3,324    4.31
   Noninterest-bearing deposits         79,476                          70,228
   Other liabilities                     2,729                           9,648
   Stockholders' equity                 43,856                          41,356
         Total liabilities and
           stockholders' equity       $471,703                        $429,596
   Net interest income as a percent
     of total earning assets          $440,112  $ 4,895     4.45      $396,254  $ 4,500   4.54

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    92                         $    87

Ratios:
Annualized return on average total assets                   1.48                          1.57
Annualized return on average stockholders' equity          15.89                         16.32
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.30                          9.63
  Average total deposits                                   11.22                         12.06
  Average loans, net of unearned income                    17.29                         17.99
Average earning assets as a percent of
average total assets                                       93.30                         92.24

                                   CNB Corporation and Subsidiary
                                      Selected Financial Data

                                      Nine Months Ended 9/30/99      Nine Months Ended 9/30/98
                                    Avg.      Interest   Avg. Ann.   Avg.    Interest  Avg.Ann.
                                    Balance    Income/    Yield or   Balance  Income/   Yield or
                                               Expense(1)   Rate              Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $244,355    $16,048     8.76%    $227,986  $15,636    9.14%
     Securities:
     Taxable                         132,895      5,838     5.86      115,083    5,239    6.07
     Tax-exempt                       14,732        806     7.29       13,620      786    7.69
   Federal funds sold and
     securities purchased under
     agreement to resell              29,496      1,053     4.76       27,147    1,084    5.32
   Other earning assets                    0          0        -            0        0       -
      Total earning assets           421,478     23,745     7.51      383,836   22,745    7.90
    Other assets                      29,543                           28,106
      Total assets                  $451,021                         $411,942

Liabilities and stockholders equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $297,962      8,686     3.89     $265,831  $ 8,544    4.29
   Federal funds purchased and
    securities sold under
    agreement to repurchase           32,622      1,006     4.11       34,624    1,162    4.47
   Other short-term borrowings         1,518         51     4.48        1,555       66    5.66
       Total interest-bearing
         liabilities                $332,102    $ 9,743     3.91     $302,010  $ 9,772    4.31
Noninterest-bearing deposits          73,592                           64,604
   Other liabilities                   2,497                            5,510
   Stockholders' equity               42,830                           39,818
         Total liabilities and
           stockholders' equity     $451,021                         $411,942
   Net interest income as a percent
     of total earning assets        $421,478    $14,002     4.43     $383,836  $12,973    4.51

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   274                        $   267

Ratios:
Annualized return on average total assets                   1.39                          1.45
Annualized return on average stockholders' equity          14.66                         14.96
Cash dividends declared as a percent of net income             0                             0
Average stockholders' equity as a percent of:
  Average total assets                                      9.50                          9.67
  Average total deposits                                   11.53                         12.05
  Average loans, net of unearned income                    17.53                         17.47
Average earning assets as a percent of
average total assets                                       93.45                         93.18

                                                          CNB Corporation and Subsidiary
                                                           Rate/Volume Variance Analysis
                                            For the Three Months Ended September 30, 1999 and 1998
                                                              (Dollars in Thousands)
                                                                                                                              Change
                               Average  Average                           Interest     Interest              Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                 1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    253,589   229,926     8.82%       9.21%     5,589       5,293         296     (224)     545      (25)
Investment securities:
 Taxable                       135,443   117,565     5.87%       6.08%     1,988       1,787         201      (62)     272       (9)
 Tax-exempt                     14,882    13,636     7.26%       7.54%       270         257          13      (10)      23        -
Federal funds sold and
 securities purchased under
 agreement to resell            36,198    35,127     4.73%       5.55%       428         487         (59)     (72)      15       (2)
Other earning assets                 0         0        -           -          0           0           0        -        -        -

Total Earning Assets           440,112   396,254     7.52%       7.90%     8,275       7,824         451     (368)     855      (36)

Interest-bearing Liabilities:

Interest-bearing deposits      311,450   272,783     3.89%       4.29%     3,025       2,926          99     (273)     415      (43)
Federal funds purchased and
 securities sold under
 agreement to repurchase        32,260    34,048     4.14%       4.41%       334         375         (41)     (23)     (20)       2
Other short-term borrowings      1,932     1,533     4.35%       6.00%        21          23          (2)      (6)       6       (2)

Total Interest-bearing
 Liabilities                   345,642   308,364     3.91%       4.31%     3,380       3,324          56     (302)     401      (43)
Interest-free Funds
 Supporting Earning Assets      94,470    87,890

Total Funds Supporting

Earning Assets                 440,112   396,254     3.07%       3.36%     3,380       3,324          56     (302)     401      (43)

Interest Rate Spread                                 3.61%       3.59%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .84%        .95%


Net Yield on Earning Assets                          4.45%       4.54%     4,895       4,500

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                           CNB Corporation and Subsidiary
                                                            Rate/Volume Variance Analysis
                                               For the Nine Months Ended September 30, 1999 and 1998
                                                               (Dollars in Thousands)
                                                                                                                              Change
                                Average  Average                           Interest     Interest              Change  Change  Due To
                                 Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To  Rate X
                                  1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
 income (2)                     244,355   227,986     8.76%       9.14%    16,048      15,636         412     (650)   1,122     (60)
Investment securities:
 Taxable                        132,895   115,083     5.86%       6.07%     5,838       5,239         599     (181)     811     (31)
 Tax-exempt                      14,732    13,620     7.29%       7.69%       806         786          20      (41)      64      (3)
Federal funds sold and
 securities purchased under
 agreement to resell             29,496    27,147     4.76%       5.32%     1,053       1,084         (31)    (114)      94     (11)
Other earning assets                  0         0      -           -            0           0           -        -        -       -

Total Earning Assets            421,478   383,836     7.51%       7.90%    23,745      22,745       1,000     (986)   2,091    (105)

Interest-bearing Liabilities:

Interest-bearing deposits       297,962   265,831     3.89%       4.29%     8,686       8,544         142     (797)   1,034     (95)
Federal funds purchased and
 securities sold under
 agreement to repurchase         32,622    34,624     4.11%       4.47%     1,006       1,162        (156)     (93)     (67)      4
Other short-term borrowings       1,518     1,555     4.48%       5.66%        51          66         (15)     (14)      (1)      -

Total Interest-bearing
 Liabilities                    332,102   302,010     3.91%       4.31%     9,743       9,772         (29)    (904)     966     (91)
Interest-free Funds
 Supporting Earning Assets       89,376    81,826

Total Funds Supporting

Earning Assets                  421,478   383,836     3.08%       3.39%     9,743       9,772         (29)    (904)     966     (91)

Interest Rate Spread                                  3.60%       3.59%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                                .83%        .92%


Net Yield on Earning Assets                           4.43%       4.51%    14,002      12,973

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

The provision for possible loan losses was $200 for the three-month period ended September 30, 1999 and $160 for the three-month period ended September 30, 1998. Net loan charge-offs/(recoveries) totaled $144 for the three-month period ended September 30, 1999 and $94 for the same period in 1998.

The provision for possible loan losses was $530 for the nine-month period ended September 30, 1999 and $525 for the nine-month period ended September 30, 1998. Net loan charge-offs/(recoveries) totaled $229 for the nine-month period ended September 30, 1999 and $244 for the same period in 1998.

The reserve for possible loan losses as a percentage of net loans was 1.36% at September 30, 1999 and 1.41% at September 30, 1998. The provisions during the nine-month periods ended September 30, 1999 and 1998 have remained at a moderate level due to relatively low net loan charge-offs.

Securities Transactions - The Bank had no security sales during the first three quarters of 1999 or 1998. At September 30, 1999, December 31, 1998, and September 30, 1998 market value appreciation/(depreciation) in the securities portfolio totaled $(846), $1,988, and $2,309. As indicated, market value has decreased in 1999 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 3.0% from $1,161 for the three-month period ended September 30, 1998 to $1,126 for the three-month period ended September 30, 1999.

Other income, net of any gains/losses on security transactions, increased by 8.0% from $1,134 for the nine-month period ended September 30, 1998 to $1,175 for the nine-month period ended September 30, 1999.

This decrease in the three-month period ended September 30, 1999 was due to a decrease in mortgage origination fees due to higher mortgage rates slowing volume. The overall nine-month period ended September 30, 1999 increase was due primarily to higher merchant discount income.

Other Expenses - Other expenses increased by 8.2% from $2,906 for the three-month period ended September 30, 1998 to $3,144 for the three-month period
ended September 30, 1999.   The major components of other expenses are
salaries and employee benefits which increased 9.1% from $1,697 to $1,852; occupancy expense which decreased 5.6% from $425 to $401; and other operating expenses which increased by 13.6% from $784 to $891.

Other expenses increased by 9.6% from $8,418 for the nine-month period ended September 30, 1998 to $9,230 for the nine-month period ended September 30, 1999. The major components of other expenses are salaries and employee benefits which increased 9.8% from $5,063 to $5,561; occupancy expense which decreased .5% from $1,242 to $1,236; and other operating expense which increased by 15.1% from $2,113 to $2,433.

The increase in the three-month and nine-month period ended September 30, 1999 salaries and employee benefits was due to the opening of the new "West Conway Office" in the late fall of 1998. Full-time-equivalent employees have increased from 197 at September 30, 1998 to 207 at September 30, 1999. Other operating expenses have shown an increase due to higher credit card department related costs to support the strong growth in merchant discount income.

Income Taxes - Provisions for income taxes increased 2.7% from $821 for the three-month period ended September 30, 1998 to $843 for the three-month period ended September 30, 1999. Income before income taxes less interest on tax-exempt investment securities increased by 3.0% from $2,338 for the three-month period ended September 30, 1998 to $2,407 for the same period in 1999. State tax liability increased as income before income taxes increased 3.1% from $2,508 to $2,585 during the same period.

Provisions for income taxes increased 3.3% from $2,234 for the nine-month period ended September 30, 1998 to $2,308 for the nine-month period ended September 30, 1999. Income before income taxes less interest on tax-exempt investment securities increased by 4.9% from $6,184 for the nine-month period ended September 30, 1998 to $6,484 for the same period in 1999 and state tax liability increased as income before income taxes increased 4.7% from $6,703 to $7,016 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $44,899, $41,201, $37,717 and $34,496 at September 30, 1999, December 31, 1998, December 31, 1997, and December 31, 1996, representing 9.55%, 9.66%, 9.90%, and 10.09% of total assets, respectively. At September 30, 1999, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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



Date:  November 11, 1999