Form 10-K
period 1999-12-31
CNB CORP /SC/
filed 2000-03-17
CIK 764581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1999.

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

Common Stock, par value $10.00 per share...................None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, 596,720 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately
$65,340,840.

No Documents have been incorporated by reference.

                          TABLE OF CONTENTS


                               PART I


                                                                   Page

ITEM 1.     Description of Business and Supplementary Data         1-22
ITEM 2.     Properties                                               23
ITEM 3.     Legal Proceedings                                        23
ITEM 4.     Submission of Matters to a Vote of Security Holders      24


                               PART II

ITEM 5. Market for the Registrant's Common Stock and Related 24 Security Holder Matters
ITEM 6.     Selected Financial Data                                  25
ITEM 7. Management's Discussion and Analysis of Financial 26-32 Condition and Results of Operations
ITEM 8.     Financial Statements                                  33-55
ITEM 9.     Disagreements on Accounting and Financial Disclosure     55


                               PART III

ITEM 10.    Directors and Executive Officers of the Registrant    56-60
ITEM 11.    Executive Compensation                                61-63
ITEM 12.    Security Ownership of Certain Beneficial Owners          64
            and Management
ITEM 13.    Certain Relationships and Related Transactions           64


                                PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, Notes to        65
            Financial Statements, and Reports on Form 8-K

                                PART I

                    ITEM 1.   Description of Business

                     DESCRIPTION OF CNB CORPORATION

CNB Corporation (the "Company") is a South Carolina business corporation organized for the purpose of becoming a bank holding company for The Conway National Bank (the "Bank") under the Bank Holding Company Act. The Company was organized with $500 of capital on March 8, 1985; received approval from the Board of Governors of the Federal Reserve System on May 15, 1985, to become a bank holding company; and on June 10, 1985, acquired, in exchange for its own shares of common stock, substantially all of the common stock of the Bank. The activities of the Company are subject to the supervision of the Federal Reserve, and the Company may engage directly or through subsidiary corporations in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act and Gramm-Leach-Bliley Act of 1999. See "Supervision and Regulation." Although the Company, after obtaining the requisite approval of the Federal Reserve and any other appropriate regulatory agency, may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in such activities, the Company has not conducted, and has no present intent to conduct, negotiations for the acquisition or formation of any entities to engage in other permissible activities other than the acquisition of the Bank. There can be no assurance that the Company will form or acquire any other entity.

The Company and the Bank compete with those banks and other financial
institutions that compete with the Bank.   See "Competition."  In addition,
if the Company attempts to form or acquire other entities and engage in activities closely related to banking, the Company will be competing with other bank holding companies, financial holding companies, and companies currently engaged in lines of business or permissible activities in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital than the Company.

                     DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South
Carolina.   The Bank became a national bank operating as The Conway National
Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank
holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened in Horry County: Coastal Centre in Conway (1969); Surfside in Surfside Beach (1971); Northside, north of Myrtle Beach (1977); Red Hill in Conway (1981); Socastee, in the southern portion of Myrtle Beach (1986); Aynor in the Town of Aynor (1991), Myrtle Beach in the City of Myrtle Beach
(1995), and West Conway in Conway (1998).   The Surfside office was enlarged
in 1977 and 1984, and the Coastal Centre office was expanded in 1980.   The
Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 202 full-time-equivalent employees at its principal office and nine branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages home improvement, automobiles, real estate, agricultural purposes and business
needs.   Commercial lending operations include various types of credit for
business, industry, and agriculture.   In addition, the Bank offers safe
deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the STAR Network, direct deposits and a MasterCard/Visa program. Through a correspondent relationship the Bank offers discount brokerage services. The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

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

                                COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of five regional banks, two state-wide banks, five locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Bank of America, First Union National Bank, First Citizens Bank and Trust Company, Branch Bank and Trust and Wachovia, N.A.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are The Anchor Bank of Myrtle Beach, Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, and Beach First National Bank. In addition, two thrift institutions have offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

The Gramn-Leach-Bliley Financial Modernization Act of 1999, effective March 11, 2000, allows bank holding companies to elect to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance, and other financial activities.

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

Under the Gramn-Leach-Bliley Act, the Company may elect to be treated as a financial holding company which would allow the Company to engage in a broad range of securities, insurance, and other financial activities.

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

                     DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 1999, has 598,681 shares issued and 595,959 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

                           SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

                              CNB CORPORATION
                     QUARTERLY SHAREHOLDER INFORMATION
         (All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

                              First Quarter Second Quarter Third Quarter Fourth Quarter
                               1999   1998   1999    1998   1999    1998   1999    1998
Total interest income          $7,488 $7,187  $7,800 $7,554 $8,183 $7,737 $8,272  $7,565
Total interest expense          3,160  3,166   3,203  3,282  3,380  3,324  3,301   3,258
Net interest income             4,328  4,021   4,597  4,272  4,803  4,413  4,971   4,307
Provision for possible
 loan losses                      150    190     180    175    200    160    265     155
Total other operating income      906    816   1,016    963  1,126  1,161  1,259     992
Total other operating expenses  2,962  2,754   3,124  2,758  3,144  2,906  3,800   3,518
Income before income taxes      2,122  1,893   2,309  2,302  2,585  2,508  2,165   1,626
Income taxes                      694    657     771    756    843    821    768     587
Net income                     $1,428 $1,236  $1,538 $1,546 $1,742 $1,687 $1,397  $1,039
Net income per weighted
   average shares outstanding  $ 2.39 $ 2.07  $ 2.58 $ 2.58 $ 2.91 $ 2.83 $ 2.35  $ 1.74


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

                       CNB Corporation and Subsidiary
                          Selected Financial Data

                                       Twelve Months Ended 12/31/99
                                       Average   Interest    Avg. Annual
                                       Balance   Income/      Yield or
                                                 Expense(2)     Rate
Assets:
  Earning assets
   Loans, net of
     unearned income                   $248,616   $21,869       8.80%
   Investment securities:
     Taxable                            132,136     7,754       5.87
     Tax-exempt                          14,980     1,089       7.27
   Federal funds sold and
     securities purchased under
     agreement to resell                 27,883     1,401       5.02

      Total earning assets             $423,615   $32,113       7.58
   Other assets                          29,956
      Total assets                     $453,571

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Interest-bearing deposits         $298,789    11,616       3.89
     Federal funds purchased and
      securities sold under
      agreement to repurchase            32,555     1,351       4.15
     Other short-term borrowings          1,644        77       4.68
        Total interest-bearing
         liabilities                   $332,988   $13,044       3.92
   Noninterest-bearing deposits          74,385
   Other liabilities                      3,052
   Stockholders' equity                  43,146
       Total liabilities and
         stockholders' equity          $453,571
   Net interest income as a
     percent of total
     earning assets                    $423,615   $19,069       4.50%

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $   370

Ratios:
Annualized return on average total assets                       1.35%
Annualized return on average stockholders' equity              14.15
Cash dividends declared as a percent of net income             34.17
Average stockholders' equity as a percent of:
  Average total assets                                          9.51
  Average total deposits                                       11.56
  Average loans, net of unearned income                        17.35
Average earning assets as a percent of
average total assets                                           93.40%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $527 as of December 31, 1999 are included in loans, net of unearned income, for purpose of this analysis.

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

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Twelve Months Ended December 31, 1999 and 1998
                                                            (Dollars in Thousands)
                                                                                                                             Change
                               Average  Average                           Interest     Interest             Change  Change   Due To
                                Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid           Due to  Due To   Rate X
                                 1999     1998    1999 (1)    1998 (1)    1999 (1)     1998 (1)    Variance  Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                    248,616   228,057     8.80%       9.10%    21,869      20,755       1,114      (684)   1,871     (73)
Investment securities:
 Taxable                       132,136   118,941     5.87%       6.04%     7,754       7,187         567      (202)     797     (28)
 Tax-exempt                     14,980    13,771     7.27%       7.65%     1,089       1,053          36       (52)      92      (4)
Federal funds sold and
 securities purchased under
 agreement to resell            27,883    26,890     5.02%       5.23%     1,401       1,406          (5)      (56)      52      (1)

Total Earning Assets           423,615   387,659     7.58%       7.84%    32,113      30,401       1,712      (994)   2,812    (106)

Interest-bearing Liabilities:

Interest-bearing deposits      298,789   273,469     3.89%       4.18%    11,616      11,432         184      (793)   1,058     (81)
Federal funds purchased and
 securities sold under
 agreement to repurchase        32,555    34,274     4.15%       4.42%     1,351       1,514        (163)      (93)     (76)      6
Other short-term borrowings      1,644     1,514     4.68%       5.55%        77          84          (7)      (13)       7      (1)


Total Interest-bearing
 Liabilities                   332,988   309,257     3.92%       4.21%    13,044      13,030          14      (899)     989     (76)
Interest-free Funds
 Supporting Earning Assets      90,627    78,402

Total Funds Supporting

Earning Assets                 423,615   387,659     3.08%       3.36%    13,044      13,030          14      (899)     989     (76)

Interest Rate Spread                                 3.66%       3.63%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
 Assets                                               .84%        .85%


Net Yield on Earning Assets                          4.50%       4.48%    19,069      17,371

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

                              INVESTMENT SECURITIES

Investment securities with a par value of $82,325, $74,500, and $69,965 at December 31, 1999, 1998, and 1997, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 1999, 1998, and 1997.

                                                 December 31, 1999
                                Book       Unrealized           Fair
                                Value   Gains     Losses        Value   Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year            $ 4,984  $   11      $   10      $ 4,985    6.38%
   One to five years           10,117       0         114       10,003    5.99%
                               15,101      11         124       14,988    6.12%

  Federal agencies
    Within one year            11,461       0          38       11,423    5.96%
    One to five years          61,746       5       1,533       60,218    5.79%
                               73,207       5       1,571       71,641    5.82%

  State, county and municipal
    Six to ten years            1,132       1           5        1,128    6.96%

  Other-restricted
    Federal Reserve &
     Federal Home Loan
     Bank Stock                 1,394       -           -        1,394    6.96%

    Total available
     for sale                 $90,834  $   17      $1,700      $89,151    5.80%

HELD TO MATURITY
  United States Treasury
   Within one year            $ 3,000  $    5      $    -      $ 3,005    6.54%
    One to five years           1,012       -          14          998    5.76%
                                4,012       5          14        4,003    6.35%

  Federal agencies
   Within one year              7,613       -          11        7,602    6.30%
   One to five years           28,188      25         368       27,845    6.36%
                               35,801      25         379       35,447    6.35%


  State, county and municipal
   Within one year              1,759      12           -        1,771    8.60%
   One to five years            8,342      42          49        8,335    6.50%
   Six to ten years             4,315      17          78        4,254    6.69%
   After ten years                639       1          20          620    5.56%
                               15,055      72         147       14,980    6.76%

  Total held to maturity      $54,868  $  102      $  540      $54,430    6.46%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

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

                                     LOAN PORTFOLIO

                                  CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December
31, 1999, 1998, 1997, 1996, and 1995 by major classification:


                                    1999          1998      1997       1996      1995
Real estate Loans  - mortgage       $163,614   $142,039   $136,441  $111,474   $ 95,451
                   - construction     21,013     15,560     19,653    15,148      5,453
Loans to farmers                       1,447      1,487      1,214     1,328      1,032
Commercial and industrial loans       45,742     36,393     34,606    28,105     23,133
Loans to individuals for household
  family and other consumer
  expenditure                         33,864     32,669     30,772    29,642     28,095
All other loans, including
   Overdrafts                          1,736      1,951        140       236        334
   Gross Loans                       267,416    230,099    222,826   185,933    153,498
     Less unearned income               (275)      (970)    (1,105)   (1,058)    (1,094)
    Less reserve for loan losses      (3,451)    (3,132)    (2,879)   (2,370)    (2,242)
     Net loans                      $263,690   $225,997   $218,842  $182,505   $150,162


                 MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


The Company's loan portfolio consisted of approximately $203,304 and $178,510 in fixed rate loans as of December 31, 1999 and 1998, respectively. At December 31, 1999, and 1998, fixed rate loans with maturities in excess of one year amounted to approximately $153,767 and $137,928, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

                               RISK ELEMENTS

The following information relates to certain assets which are defined as risk elements by the Securities and Exchange Commission. All loans which meet the criteria set forth by the Securities and Exchange Commission are detailed below, regardless of the likelihood of collection in full or in part. All loans classified for regulatory purposes as loss, doubtful, substandard, or especially mentioned that have not been disclosed do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms. As a matter of practice, loans which management has serious concerns about the borrower being able to pay are put into a non-accrual status and disclosed under Risk Elements. Management reviews these loans periodically and feels that the current reserve for possible loan losses adequately provides coverage for actual loss potential. Other interest-bearing assets considered a risk element, if any, are also detailed in this section.

                NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 1999, 1998, 1997, 1996, 1995:

                                                December 31,
                                 1999      1998    1997    1996    1995
   Nonaccrual loans              $  527  $  422  $   24  $  377  $  479

   Accruing loans which are
   contractually past due
   90 days or more as to
   principal or interest
   payments                      $  142  $  100  $  135  $   77  $   87

   Restructed trouble debt         None    None    None    None    None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 1999, 1998, and 1997 is as follows:

                                              1999   1998    1997

   Interest included in income during the
   year                                       $ 26   $ 16    $  1

   Interest which would have been included
   at the original contract rates             $ 46   $ 40    $  3

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

As of December 31, 1999, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

                           FOREIGN OUTSTANDINGS

As of the year ended December 31, 1999, the Company had no foreign loans outstanding.

                            LOAN CONCENTRATIONS

As of the year ended December 31, 1999, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

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

As of December 31, 1999, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

                            SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

                                                Year Ended December 31,

                                     1999      1998       1997      1996      1995

Loans (net of unearned income):
  Average loans outstanding for
  the period                       $248,616  $228,057  $204,987  $169,815  $149,940
Reserve for loan losses:

Balance at beginning
    of period                      $  3,132  $  2,879  $  2,370  $  2,242  $  2,220
  Charge-offs:
    Commercial, financial, and
     agricultural                       254       189       238       111       133
    Real Estate - construction
                  and mortgage            3        14         5        22         3

    Loans to individuals                559       553       399       296       313

      Total charge-offs            $    816  $    756  $    642  $    429  $    449

  Recoveries:
    Commercial, financial, and
     Agricultural                       103        89       100        47       166

    Real estate-construction
     and mortgage                        21         5       106        15        44

Loans to individuals                    216       235       145       135       151

      Total recoveries             $    340  $    329  $    351  $    197  $    361

  Net charge-offs                  $    476  $    427  $    291  $    232  $     88
  Additions charged to operations  $    795  $    680  $    800  $    360  $    110
  Balance at end of period         $  3,451  $  3,132  $  2,879  $  2,370  $  2,242
  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period       .19%      .19%      .14%      .14%      .06%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $540 during 2000.

                                DEPOSITS

                   AVERAGE DEPOSITS BY CLASSIFICATION


The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

                                           Years Ended December 31,
                                          1999       1998       1997


Noninterest bearing demand deposits     74,385     62,582     57,645
Interest bearing demand deposits        52,195     47,249     45,844
Savings deposits                        28,594     28,428     29,894
Time deposits                          218,000    197,792    165,271
 Total deposits                        373,174    336,051    298,654


                      AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                           Years Ended December 31,

                                          1999      1998       1997

Interest bearing demand deposits          1.06%     1.49%     1.70%
Savings deposits                          2.51%     2.69%     2.70%
Time deposits                             4.74%     5.04%     5.10%




          MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1999:


            Maturity within 3 months or less         $37,360
            Over 3 through 6 months                   19,526
            Over 6 through 12 months                   8,439
            Over 12 months                             5,984
              Total                                   71,309

                      RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

                                                  Year ended December 31,

                                                  1999      1998      1997

   Return on average total assets                 1.35%    1.33%      1.28%
   Return on average stockholders' equity        14.15%   13.70%     13.17%
   Cash dividend payout ratio                    34.17%   37.94%     37.32%
   Average equity to average assets ratio         9.51%    9.71%      9.71%



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

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:


                                              December 31,
   Federal funds purchased
    and securities sold under         1999       1998       1997
    agreement to repurchase         $27,477    $32,518    $32,366


The following information relates to short-term borrowings outstanding during 1999, 1998, and 1997:

                          Maximum Amount        Weighted Average
                       Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      1999    1998    1997    1999   1998   1997
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $36,183 $39,678 $49,506   4.34% 4.12%  4.61%



                                           Year ended December 31,
                                          1999      1998      1997
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding     $32,555   $34,274   $36,148
   Weighted average interest rate paid     4.15%     4.42%     4.64%

                           ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has ten permanent offices in Horry County. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet. In addition, the Bank has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet),and Myrtle Beach in the City of Myrtle Beach (12,000 square feet). Of the ten offices, the bank owns the principal office, the office at Red Hill, West Conway, Northside, Main Street, Socastee, Aynor, and Myrtle Beach. All other facilities are leased by the Bank under long-term leases with renewal options. In addition to the existing facilities, the Company has purchased three future office sites. The sites consist of approximately 1.5 acres on Highway 17 south of Myrtle Beach in Murrells Inlet, 1.1 acres on Highway 701 north of Conway, and 1.0 acres on Highway 17 in North Myrtle Beach. An office is scheduled to be completed and opened on the Murrells Inlet property during the first quarter of 2000. The company also anticipates building offices on the other sites within the next two to five years, depending on market conditions.


                     ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 1999.

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


On May 11, 1999, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected five directors to serve for a three-year term; and

2) Ratified the appointment of Elliott, Davis, and Company, Certified Public Accountants, as independent auditors for the Company and its subsidiary for the year ending December 31, 1999.

                                   PART II

             ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
                       RELATED SECURITY HOLDER MATTERS


As of December 31, 1999, there were approximately 672 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years.

                                           1999               1998
                                      High       Low     High      Low

                    First  Quarter  $ 99.00    $ 99.00   $90.00   $90.00
                    Second Quarter  $104.00    $ 99.00   $94.00   $90.00
                    Third  Quarter  $104.00    $104.00   $94.00   $94.00
                    Fourth Quarter  $109.50    $104.00   $99.00   $94.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.50 per share in 1999 and 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and
1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 25% stock dividend in September, 1997, a 20% stock dividend in September, 1994, a 50% stock dividend in July, 1989, a 20% stock dividend in August, 1987 and a 15% stock dividend in November, 1985. There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

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

                                                     Year Ended December 31,
                                     1999        1998        1997        1996        1995
Selected Income Statement Data:
Total Interest Income                $ 31,743  $ 30,043   $ 27,759     $ 24,496    $ 22,601
Total Interest Expense                 13,044    13,030     11,764       10,579      10,115
Net Interest Income                    18,699    17,013     15,995       13,917      12,486
Provision for Possible Loan Losses        795       680        800          360         110
Net Interest Income after Provision  ________  ________   ________     ________    ________
 for Possible Loan Losses              17,904    16,333     15,195       13,557      12,376
Total Other Operating Income            4,307     3,932      3,413        3,015       2,954
Total Other Operating Expense          13,030    11,936     11,041       10,393       9,797
Income Before Income Taxes              9,181     8,329      7,567        6,179       5,533
Income Taxes                            3,076     2,821      2,760        2,095       1,777
Net Income                           $  6,105  $  5,508   $  4,807     $  4,084    $  3,756

Per Share:
Net Income Per Weighted Average
 Shares Outstanding*                 $  10.23  $   9.22   $   8.03     $   6.84    $   6.29
Cash Dividend Paid Per Share         $   3.50  $   3.50   $   3.00     $   3.00    $   3.00
Weighted Average Shares
 Outstanding*                         596,841   597,452    598,435      596,870     597,275

*Restated for a 25% stock dividend issued during 1997.

Selected Balance Sheet Data:
Assets                               $455,702  $426,359   $381,144     $341,818    $324,694
Net Loans                             263,690   225,997    218,842      182,505     150,162
Investment Securities                 144,019   141,230    123,423      132,287     138,768
Federal Funds Sold                     11,150    27,100     11,375         -          7,300

Deposits:
 Non-Interest-Bearing                $ 72,728  $ 66,303   $ 55,422     $ 49,911    $ 44,723
 Interest-Bearing                     302,775   279,809    245,905      218,502     206,433
 Total Deposits                      $375,503  $346,112   $301,327     $268,413    $251,156
 Stockholders' Equity                $ 43,712  $ 41,201   $ 37,717     $ 34,496    $ 32,195

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 3.3% from $221,721 at December 31, 1997 to $229,129 at December 31, 1998; and 16.6% from December 31, 1998 to $267,141 at December 31, 1999.
 Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 1997 and 1999 due to a strong local economy but was somewhat slow in 1998. Loans, net of unearned income, decreased as a percentage of total assets from 58.2% at year-end 1997 to 53.7% at year-end 1998 and increased to 58.6% at year-end 1999. Correspondingly, investment securities and federal funds sold increased as a percentage of total assets from 35.3% at year-end 1997 to 39.5% at year-end 1998 and decreased to 34.1% at year-end 1999 as investments have been utilized to balance the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets increased from 6.5% in 1997 to 6.8% in 1998 and 7.3% in 1999 due to a branch office addition in 1998, approximately $276,000 in Y2K-related hardware and software purchases, and the beginning of construction of another branch office in late 1999. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have grown from 14.5% at December 31, 1997 to 15.6% at December 31, 1998 and 16.0% at December 31, 1999. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 74.3% at December 31, 1997 to 73.5% at December 31, 1998 and 73.3% at December 31, 1999.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 1999, 1998 and 1997:

                                                           December 31,
                                                    1999      1998      1997
Assets:
  Earning assets
    Loans, net of unearned income                   58.6%     53.7%    58.2%

          Investment securities:
          Taxable                                   28.0      29.8     28.6

          Tax-exempt                                 3.6       3.3      3.7

    Federal funds sold and securities
     purchased under agreement to resell             2.5       6.4      3.0

    Other earning assets                              -         -        -

     Total earning assets                           92.7      93.2     93.5

    Other assets                                     7.3       6.8      6.5
     Total assets                                  100.0%    100.0%   100.0%

Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Interest-bearing deposits                     66.5%     65.6%    64.5%

      Federal funds purchased and securities
             sold under agreement to repurchase      6.0       7.6      8.5

            Other short-term borrowings               .8        .3      1.3

       Total interest-bearing liabilities           73.3      73.5     74.3

    Non-interest-bearing deposits                   16.0      15.6     14.5

    Other liabilities                                1.1       1.2      1.3

    Stockholders' equity                             9.6       9.7      9.9

     Total liabilities and stockholders' equity    100.0%    100.0%   100.0%


Results of Operation

CNB Corporation and subsidiary experienced earnings in 1999, 1998 and 1997 of $6,105, $5,508,and $4,807, respectively, resulting in a return of average assets of 1.35%, 1.33%, and 1.28% and a return on average stockholders' equity of 14.15%, 13.70% and 13.17%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $455,702 at December 31, 1999 as compared to $426,359 at December 31, 1998 and $381,144 at December 31, 1997. The following table sets forth the financial highlights for fiscal years 1999, 1998, and 1997.


                            CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
              (All Dollar Amounts, Except Per Share Data, in Thousands)

                            December 31, 1998 to 1999  December 31, 1997 to 1998 December 31,
                                1999       Percent        1998      Percent         1997
                                           Increase                 Increase
                                          (Decrease)               (Decrease)
Net interest income after
 provision for loan losses     $ 17,904      9.6%   $ 16,333          7.5%        $ 15,195
Income before income taxes        9,181     10.2       8,329         10.1            7,567
Net Income                        6,105     10.8       5,508         14.6            4,807
 Per share (weighted average
 of shares outstanding)        $  10.23     11.0    $   9.22         14.8         $   8.03

Cash dividends declared           2,086      (.2)      2,090         16.5            1,794

 Per Share                     $   3.50        -    $   3.50         16.7         $   3.00


Total assets                   $455,702      6.9%   $426,359         11.9%        $381,144
Total deposits                  375,503      8.5     346,112         14.9          301,327
Loans, net of unearned income   267,141     16.6     229,129          3.3          221,721
Investment securities           144,019      2.0     141,230         14.4          123,423
Stockholders' equity             43,712      6.1      41,201          9.2           37,717
  Book value per share
 (actual number of shares
     outstanding)              $  73.35      6.2    $  69.06          9.5         $  63.06

Ratios(1):
Returns on average total assets    1.35%     1.5        1.33%         3.9             1.28%
Return on average stockholders'
 equity                           14.15%     3.3       13.70%         4.0            13.17%

(1) For the fiscal years ended December 31, 1999, 1998, and 1997, average total assets amounted to $453,571, $413,878, and $375,989 with average stockholders' equity totaling $43,146, $40,198, and $36,495, respectively.

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

The Bank has maintained strong net interest margins in 1999, 1998 and 1997 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $16,363 in 1997 and $17,371 in 1998 to $19,069 in 1999. During the three-year period, total fully-tax-equivalent interest income increased by 8.1% from $28,127 in 1997 to $30,401 in 1998 and increased 5.6% in 1999 to $32,114. Over the same period, total interest expense increased by 10.8% from $11,764 in 1997 to $13,030 in 1998 and increased .1% to $13,044 in 1999. Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased from 4.7% in 1997 to 4.5% in 1998 and 1999. The decrease was reflective of strong competition within our market.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 1999, 1998, and 1997. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset
(RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

                              Interest Rate Sensitivity Analysis
                                   1 Day  90 Days  180 Days   365 Days  5 Years   5 Years
Rate Sensitive Assets (RSA)
 Federal Funds Sold               11,150         0        0         0         0         0
 Investment Securities                 0     5,931    7,020    16,020   107,761     5,893
 Loans (net of non-accruals $527) 64,112    21,481   12,728    14,801   106,570    47,197
Total, RSA                        75,262    27,412   19,748    30,821   214,331    53,090

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of             0    37,360   19,526     8,439     5,984         0
 $100,000 or more
All Other Time Deposits                0    41,188   31,818    28,193     7,102       161
Federal Funds Purchased and       25,398        79        0         0     2,000         0
 Securities Sold Under
 Repurchase Agreements

Total RSL                         25,398    78,627   51,344    36,632    15,086       161
RSA-RSL                           49,864   (51,215) (31,596)   (5,811)  199,245    52,929
Cumulative RSA-RSL                49,864    (1,351) (32,947)  (38,758)  160,487   213,416
Cumulative RSA/RSL                  2.96       .99      .79       .80      1.77      2.03

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $795 in 1999, $680 in 1998 and $800 in 1997. Net loan charge-offs totalled $476 in 1999, $427 in 1998, and $291 in 1997 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.31% at December 31, 1999, 1.39% at December 31, 1998, and 1.32% at December 31, 1997.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $(2,121) at December 31, 1999, $1,358 at December 31, 1998, and $983 at December 31, 1997. The market value of investment securities rose in 1997 and 1998 as overall market rates declined, but declined in 1999 as market interest rates increased significantly. Security losses of $(28) were taken in 1997 when bonds were sold to provide additional primary liquidity and to manage the Bank's interest rate sensitivity position. No security gains/(losses) were taken in 1998 or 1999.

Other Income - Other income, net of security sales, increased by 14.3% from $3,441 in 1997 to $3,932 in 1998 and grew 9.5% from $3,932 in 1998 to
$4,307 in 1999. Other income rose significantly in 1997 and 1998 due to continued growth in deposit and loan account activity compounded by a June 1, 1997 increase in overall service charge rates. Also, 1998 other income was enhanced by the start-up of an in-house mortgage loan department dedicated to the origination of mortgage loans for the secondary market. During 1999, mortgage-related other income declined due to a slow-down in home re-financing but other income related to merchant discount processing was strong.

Other Expenses - Other expenses increased by 8.1% from $11,041 in 1997 to $11,936 in 1998 and 9.2% from $11,936 in 1998 to $13,030 in 1999. The components of other expenses are salaries and employee benefits of $6,591, $7,259, and $8,024; occupancy and furniture and equipment expenses of $1,698, $1,704, and $1,719; and other operating expenses of $2,752, $2,973,
and $3,287 for 1997, 1998, and 1999, respectively.   The increase in
salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 182 to 202 full-time equivalent employees over the three-year period. The addition of the Myrtle Beach office in 1995 and the West Conway office in 1998 impacted occupancy and furniture and equipment expense. Also, approximately $106 of the budgeted "Year 2000" costs of $276 were expensed during 1998. Looking ahead, non-interest expense should grow due to the addition of the Murrells Inlet office to the bank's branch network during the first quarter of 2000 and the remaining "Year 2000" expenditures.

Income Taxes - Provisions for income taxes increased 2.2% from $2,760 in 1997 to $2,821 in 1998 and 9.0% from $2,821 in 1998 to $3,076 in 1999. The increase in income taxes is primarily due to an increase in income before income taxes of 10.1% from $7,567 in 1997 to $8,329 in 1998 and 10.2% from $8,329 in 1998 to $9,181 in 1999. Also, the utilization of tax-free income as a percentage of income before income taxes declined in 1998 and 1999.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta. The Company has cash balances on hand of $4,241, $4,467, and $3,480 at December 31, 1999, 1998, and 1997 with liabilities, consisting of cash dividends payable, totalling $2,086, $2,090, and $1,794, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $43,712, $41,201, and $37,717 at December 31, 1999, 1998, and 1997, representing 9.59%, 9.66%, and 9.90% of total assets, respectively. At December 31, 1999, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during the third quarter of 1995 which has had a positive effect on subsequent earnings and should favorably impact future year's income. Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows bank holding companies to elect to be treated as financial holding companies which may engage in a broad range of securities, insurance, and other financial activities. At this time, neither the Company nor the Bank plan to enter these new lines of business. The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

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

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 2000 (as amended by SFAS No. 137). Because the Company does not use derivative transactions at this time, management does not expect that this standard will have a significant effect on the Company.

YEAR 2000

The Year 2000 date change posed a unique challenge to the banking industry.
This technical problem posed not only a physical system threat but also a threat to the public's confidence in the banking industry. The Conway National Bank's investment of its staff and financial resources to address operational issues and to maintain the confidence of our customers resulted in an uneventful but successful Year 2000 date change.

                           ITEM 8 - FINANCIAL STATEMENTS








                           CNB CORPORATION AND SUBSIDIARY

                    REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                           CNB CORPORATION AND SUBSIDIARY
                              CONWAY, SOUTH CAROLINA
                                     CONTENTS


                                                                         PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         35

FINANCIAL STATEMENTS
       Consolidated balance sheets                                         36
       Consolidated statements of income                                   37
       Consolidated statements of changes in stockholders' equity          38
       Consolidated statements of comprehensive income                     39
       Consolidated statements of cash flows                               40

NOTES TO FINANCIAL STATEMENTS                                          41 -55

                            ELLIOTT,  DAVIS & COMPANY, LLP
                             CERTIFIED PUBLIC ACCOUNTANTS
         MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                                   GREENVILLE, S.C.
                                   GREENWOOD, S.C.
                                    ANDERSON, S.C.
                                     AIKEN, S.C.
                                    COLUMBIA, S.C.
                                     AUGUSTA, GA

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors and Stockholders
CNB Corporation
Conway, South Carolina


     We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                              Elliott, Davis & Company, LLP


January 14, 2000

                  Internationally - Moore Stephens Elliott Davis, LLC
                               870 S. Pleasantburg Drive
             Post Office Box 6286     Greenville, South Carolina 29606-6286
                  Telephone (864) 242-3370     Telefax (864) 232-7161

                              CNB CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                       (amounts, except share data, in thousands)

                                                                        December 31,
                                                                    1999            1998
                                     ASSETS
CASH AND DUE FROM BANKS                                          $ 20,259        $ 17,864
FEDERAL FUNDS SOLD                                                 11,150          27,100
INVESTMENT SECURITIES HELD TO MATURITY
  (fair value $54,430 in 1999 and $61,928 in 1998)                 54,868          60,648
INVESTMENT SECURITIES AVAILABLE FOR SALE                           89,151          80,582
LOANS                                                             267,416         230,099
     Less unearned income                                            (275)           (970)
     Less allowance for loan losses                                (3,451)         (3,132)
     Net loans                                                    263,690         225,997
PREMISES AND EQUIPMENT                                              8,504           7,258
ACCRUED INTEREST RECEIVABLE                                         4,466           4,102
OTHER ASSETS                                                        3,614           2,808
                                                                 $455,702        $426,359

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest-bearing                                          $ 72,728        $ 66,303
    Interest-bearing                                              302,775         279,809
          Total deposits                                          375,503         346,112
    Securities sold under repurchase agreements                    27,477          32,518
    United States Treasury demand notes                             3,809           1,148
    Other liabilities                                               5,201           5,380
          Total liabilities                                       411,990         385,158
COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11
STOCKHOLDERS' EQUITY
    Common stock - $10 par value; authorized 1,500,000 shares;
      issued 598,681 shares in 1999 and 598,681 shares in 1998      5,987           5,987
    Capital in excess of par value of stock                        24,546          24,538
    Retained earnings                                              14,467          10,448
    Accumulated other comprehensive income                         (1,011)            425
                                                                   43,989          41,398
    Less 2,722 shares and 2,066 shares held in Treasury at cost      (277)           (197)

         Total stockholders' equity                                43,712          41,201

                                                                 $455,702        $426,359

The accompanying notes are an integral part of these consolidated financial statements.

                           CNB CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                  (amounts, except per share data, in thousands)

                                                                   For the years ended December 31,
                                                                     1999        1998        1997
INTEREST INCOME
     Loans and fees on loans                                      $ 21,869     $20,755     $19,110
     Investment securities
        Taxable                                                      7,754       7,187       7,191
        Nontaxable                                                     719         695         715
             Total interest on investment securities                 8,473       7,882       7,906
     Federal funds sold                                              1,401       1,406         743
             Total interest income                                  31,743      30,043      27,759
INTEREST EXPENSE
     Deposits                                                       11,616      11,432      10,009
     Securities sold under repurchase agreements                     1,351       1,514       1,676
     United States Treasury demand notes                                77          84          79
             Total interest expense                                 13,044      13,030      11,764
             Net interest income                                    18,699      17,013      15,995
PROVISION FOR LOAN LOSSES                                              795         680         800
             Net interest income after provision for loan losses    17,904      16,333      15,195
NONINTEREST INCOME
     Service charges on deposit accounts                             2,563       2,449       2,246
     Other service and exchange charges                              1,744       1,483       1,195
     Loss on sale of investment securities available for sale            -           -         (28)
             Total noninterest income                                4,307        3,932       3,413
NONINTEREST EXPENSES
     Salaries and wages                                              6,387        5,857       5,328
     Pensions and other employee benefits                            1,637        1,402       1,263
     Occupancy                                                         755          690         670
     Furniture and equipment                                           964        1,014       1,028
     Liability insurance                                               110          103         105
     Office supplies                                                   490          407         366
     Credit card operations                                            862          737         624
     Other operating expenses                                        1,825        1,726       1,657
             Total noninterest expenses                             13,030       11,936      11,041
             Income before provision for income taxes                9,181        8,329       7,567
PROVISION FOR INCOME TAXES                                           3,076        2,821       2,760
             Net income                                            $ 6,105      $ 5,508     $ 4,807
NET INCOME PER SHARE OF COMMON STOCK                               $ 10.23      $  9.22     $   8.03

The accompanying notes are an integral part of these consolidated financial statements.

                                                        CNB CORPORATION AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    For the years ended December 31, 1999, 1998 and 1997
                                                          (amounts, except share data, in thousands)

                                                                        Capital in               Accumulated
                                                                         excess of                  other                   Total
                                                         Common stock   par value  Retained  comprehensive    Treasury  stockholders
                                                       Shares    Amount  of stock  earnings      income         stock       equity
BALANCE, DECEMBER 31, 1996                             479,093  $ 4,791  $ 15,697  $ 14,082     $     27     $   (101)     $ 34,496

           1997

  Net income                                                 -        -         -     4,807            -            -         4,807
  Cash dividend, $3.00 per share                             -        -         -    (1,794)           -            -        (1,794)
  Stock dividend                                       119,588    1,196     8,850   (10,046)           -            -             -
  Cash in lieu of fractional shares on stock dividend        -        -         -       (19)           -            -           (19)
  Treasury stock transactions (net)                          -        -         -         -            -           52            52
  Gain on sale of treasury stock                             -        -         5         -            -            -             5
  Net change in unrealized holding gain,
      net of income taxes of $114                            -        -         -         -          170            -           170

BALANCE, DECEMBER 31, 1997                             598,681    5,987    24,552     7,030          197          (49)       37,717

           1998

  Net income                                                 -        -         -     5,508            -            -         5,508
  Cash dividend, $3.50 per share                             -        -         -    (2,090)           -            -        (2,090)
  Treasury stock transactions (net)                          -        -         -         -            -         (148)         (148)
  Gain on sale of treasury stock                             -        -         6         -            -            -             6
  Minority interest purchase premium                         -        -       (20)        -            -            -           (20)
  Net change in unrealized holding gain,
      net of income taxes of $152                            -        -         -         -          228            -           228

BALANCE, DECEMBER 31, 1998                             598,681    5,987    24,538    10,448          425         (197)       41,201

           1999

  Net income                                                 -        -         -     6,105            -            -         6,105
  Cash dividend, $3.50 per share                             -        -         -    (2,086)           -            -        (2,086)
  Treasury stock transactions (net)                          -        -         -         -            -          (80)          (80)
  Gain on sale of treasury stock                             -        -         8         -            -            -             8
  Net change in unrealized holding gain,
      net of income taxes of $957                            -        -         -         -       (1,436)           -        (1,436)

BALANCE, DECEMBER 31, 1999                             598,681  $ 5,987  $ 24,546  $ 14,467     $ (1,011)     $  (277)     $ 43,712

                                     -38-
The accompanying notes are an integral part of these consolidated financial statements.

                         CNB CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (amounts in thousands)


                                                      For the years ended December 31,
                                                         1999        1998        1997
NET INCOME                                            $  6,105    $  5,508    $  4,807

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding (losses) gains on investment
    securities available for sale                       (1,436)        228         198
  Reclassification adjustments for gains
    included in net income                                   -           -         (28)

COMPREHENSIVE INCOME                                  $  4,669    $  5,736    $  4,977

                                            CNB CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (amounts in thousands)

                                                                           For the years ended December 31,
                                                                            1999         1998        1997
OPERATING ACTIVITIES
  Net income                                                             $  6,105     $  5,508     $ 4,807
  Adjustments to reconcile net income to net cash provided
   by operating activities
   Depreciation                                                               576          693         700
   Provision for loan losses                                                  795          680         800
   Provision for deferred income taxes                                       (112)        (292)         50
   (Gain) loss on disposal of equipment                                        (2)          78          51
   Changes in assets and liabilities:
     Increase in accrued interest receivable                                 (365)        (422)       (355)
     Increase in other assets                                                 (77)        (153)       (170)
     Decrease in other liabilities                                            164          787         998
      Net cash provided by operating activities                             7,084        6,879       6,881

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale                -            -       4,707
  Proceeds from maturities of investment securities held to maturity       14,450       22,676      17,776
  Proceeds from maturities of investment securities available for sale     17,454       17,474      18,832
  Purchases of investment securities available for sale                   (28,416)     (44,493)    (14,301)
  Purchases of investment securities held to maturity                      (8,670)     (13,085)    (17,866)
  Net (increase) decrease in federal funds sold                            15,950      (15,725)    (11,375)
  Net increase in loans                                                   (38,489)      (7,835)    (37,137)
  Premises and equipment expenditures                                      (1,820)      (1,231)       (683)
       Net cash used for investing activities                             (29,541)     (42,219)    (40,047)

FINANCING ACTIVITIES
  Dividends paid                                                           (2,086)      (2,090)     (1,794)
  Net increase in deposits                                                 29,390       44,785      32,914
  Increase (decrease) in securities sold under repurchase agreements       (5,041)         152       3,348
  Decrease in federal funds purchased                                           -            -      (4,000)
  Increase (decrease) in United States Treasury demand notes                2,661       (3,852)      2,681
  Treasury stock transactions (net)                                           (72)        (162)         57
  Cash in lieu of fractional shares on stock dividend                           -            -         (19)

        Net cash provided by financing activities                          24,852       38,833      33,187

        Net increase in cash and due from banks                             2,395        3,493          21

CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                 17,864       14,371      14,350

CASH AND DUE FROM BANKS, END OF YEAR                                     $ 20,259     $ 17,864    $ 14,371

CASH PAID FOR
  Interest                                                               $ 12,759     $ 12,744    $ 11,233
  Income taxes                                                           $  3,408     $  2,935    $  2,665

                       CNB CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

 Principles of consolidation and nature of operations
   The consolidated financial statements include the accounts of CNB Corporation ("the Company") and its wholly-owned subsidiary, The Conway National Bank ("the Bank"). The Company operates as one business segment. All significant intercompany balances and transactions have been eliminated. The Bank operates under a national bank charter and provides full banking services to customers. The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board.

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

   A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1999 and 1998, the Company had no impaired loans.

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

                                                                   (Continued)

 Advertising expense
   Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $285,000, $295,000, and $338,000 were included in the Company's results of operations for 1999, 1998 and 1997, respectively.

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

 Net income per share
   The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed on the basis of the weighted average number of common shares outstanding, 596,841 in 1999, 597,452 in 1998, and 598,435 in 1997. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

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

 Recently issued accounting standards

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 2000 (as amended by SFAS No. 137). Because the Company does not use derivative transactions at this time, management does not expect that this standard will have a significant effect on the Company.

 Risks and Uncertainties
   In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

   The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

   The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1999 and 1998 were approximately $8,300,000 and $6,839,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

   The book value and approximate fair value of investment securities are summarized as follows (tabular amounts in thousands):

                                                   December 31, 1999
                                         Amortized Unrealized Holding   Fair
  AVAILABLE FOR SALE                         cost    Gains   Losses    value
    United States Treasury
      Within one year                      $ 4,984    $ 11   $   10   $ 4,985
      One to five years                     10,117       -      114    10,003
                                            15,101      11      124    14,988
    Federal agencies
      Within one year                       11,461       -       38    11,423
      One to five years                     61,746       5    1,533    60,218
                                            73,207       5    1,571    71,641
    State, county and municipal
      Six to ten years                       1,132       1        5     1,128

    Other - restricted
      Federal Reserve Bank and Federal
        Home Loan Bank (FHLB) stock          1,394       -        -     1,394

      Total available for sale             $90,834    $ 17   $1,700   $89,151

  HELD TO MATURITY
    United States Treasury
      Within one year                      $ 3,000    $  5   $    -   $ 3,005
      One to five years                      1,012       -        4       998
                                             4,012       5       14     4,003
    Federal agencies
      Within one year                        7,613       -       11     7,602
      One to five years                     28,188      25      368    27,845
                                            35,801      25      379    35,447
    State, county and municipal
      Within one year                        1,759      12        -     1,771
      One to five years                      8,342      42       49     8,335
      Six to ten years                       4,315      17       78     4,254
      After ten years                          639       1       20       620
                                            15,055      72      147    14,980
      Total held to maturity               $54,868    $102   $  540   $54,430

                                                                   (Continued)

                                                December 31, 1998
                                    Amortized   Unrealized Holding   Fair
                                       Cost       Gains  Losses      value
  AVAILABLE FOR SALE
    United States Treasury
      Within one year                $ 8,011    $    59    $ -     $ 8,070
      One to five years                5,962        179      -       6,141
                                      13,973        238      -      14,211
    Federal agencies
      Within one year                  5,171         30      -       5,201
      One to five years               60,289        520     87      60,722
                                      65,460        550     87      65,923
    State, county and municipal
      Within one year                    325          7      -         332

    Other - restricted
      Federal Reserve Bank stock         116          -      -         116

      Total available for sale       $79,874     $  795    $87     $80,582

  HELD TO MATURITY
    United States Treasury
      Within one year                $ 6,995     $   81   $  -     $ 7,076
      One to five years                4,019         76      -       4,095
                                      11,014        157      -      11,171
    Federal agencies
      Within one year                  2,036          6      -       2,042
      One to five years               33,350        615      -      33,965
                                      35,386        621      -      36,007
    State, county and municipal
      Within one year                  1,236         11      -       1,247
      One to five years                8,430        260      -       8,690
      Six to ten years                 4,582        231      -       4,813
                                      14,248        502      -      14,750
      Total held to maturity         $60,648     $1,280    $ -     $61,298

  Investment securities with an aggregate par value of $82,325,000 at December 31, 1999 and $74,500,000 at December 31, 1998 were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

   Following is a summary of loans by major classification (tabular amounts in thousands):
                                                           December 31,
                                                         1999       1998
    Real estate - mortgage                            $163,615    $142,039
    Real estate - construction                          21,013      15,560
    Commercial and industrial                           45,742      36,393
    Loans to individuals for household, family and
      other consumer expenditures                       33,864      32,669
    Agriculture                                          1,447       1,487
    All other loans, including overdrafts                1,736       1,951
                                                      $267,417    $230,099

  The Bank's loan portfolio consisted of $203,304,000 and $178,510,000 in fixed rate loans as of December 31, 1999 and 1998, respectively. At December 31, 1999, fixed rate loans with maturities in excess of one year amounted to $153,767,000.

  Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):
                                                1999       1998      1997
    Balance, beginning of year                 $3,132     $2,879    $2,370
    Recoveries of loans previously charged
      against the allowance                       340        329       351
    Provided from current year's income           795        680       800
    Loans charged against the allowance          (816)      (756)     (642)
    Balance, end of year                       $3,451     $3,132    $2,879

  At December 31, 1999 and 1998, non-accrual loans totaled $527,000 and $422,000, respectively. The total amount of interest earned on non-accrual loans was $26,000 in 1999, $16,000 in 1998, and $1,000 in 1997. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $46,000 in 1999, $40,000 in 1998, and $3,000 in 1997. As of December 31, 1999 and 1998, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
  Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

                                                        1999       1998
    Land and buildings                                $10,460    $ 9,581
    Furniture, fixtures and equipment                   5,635      5,188
                                                       16,095     14,769
    Less accumulated depreciation and amortization      8,060      7,530
                                                        8,035      7,239
    Construction in progress                              469         19
                                                      $ 8,504    $ 7,258

                                                                   (Continued)

  Depreciation and amortization of premises and equipment charged to operating expense totaled $576,000 in 1999, $693,000 in 1998, and $700,000 in 1997.


NOTE 6 - DEPOSITS

          At December 31, 1999 and 1998, certificates of deposit of $100,000 or more totaled $71,309,000 and $61,328,000, respectively. Interest expense on these deposits was $3,513,000 in 1999, $3,455,000 in 1998, and $2,815,000 in
1997.


NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

  Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

                                                                    December 31,
                                                                  1999       1998
    U. S. Government securities with a book value of $34,588
    (34,121 fair value) and $35,127 ($35,672 fair value)
    at December 31, 1999 and 1998, respectively, are used as
    collateral for the agreements.                              $27,477    $32,518

  The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted average interest rate of these agreements was 4.34 and
4.12 percent at December 31, 1999 and 1998, respectively. Securities sold under repurchase agreements averaged $32,555,000 and $34,274,000 during 1999 and 1998, respectively. The maximum amounts outstanding at any month-end were $36,183,000 and $39,678,000 during 1999 and 1998, respectively.


NOTE 8 - LINES OF CREDIT

  At December 31, 1999, the Bank had unused short-term lines of credit totaling $23,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

  The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 4.52%. The note is secured by U.S. Treasury Notes with a market value of $7,792,000 at December 31, 1999. The amount outstanding under the note totaled $3,809,000 and $1,148,000 at December 31, 1999 and 1998, respectively.

  The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $67,000,000 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At December 31, 1999, no borrowings were outstanding under the agreement.

NOTE 9 - INCOME TAXES

          The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):

                                                       1999               1998                1997
                                                  Amount      %      Amount       %      Amount       %
  Tax expense at statutory rate                   $ 3,122    34.0%    $ 2,832    34.0%    $ 2,573    34.0%
  Increase (decrease) in taxes resulting from:
    Tax exempt interest                              (242)   (2.6)       (213)   (2.6)       (219)   (2.9)
    State bank tax (net of federal benefit)           183     2.0         166     2.0         132     1.8
    Other - net                                        13      .1          36     0.5          74     3.6
    Tax provision                                 $ 3,076    33.5%    $ 2,821    33.9%    $ 2,760    36.5%

  The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                 December 31,
                                                                1999      1998
Deferred tax assets:

  Allowance for loan losses deferred for tax purposes          $1,168    $1,065
  Unrealized net losses on securities available for sale          674         -
  Other                                                           167       125

    Gross deferred tax assets                                   2,009     1,190
    Less valuation allowance                                      824     1,072

    Net deferred tax assets                                     1,185       118

Deferred tax liabilities:
  Unrealized net gains on securities available for sale             -      (283)
  Depreciation for income tax reporting in excess of amount
    for financial reporting                                      (307)     (312)

    Gross deferred tax liabilities                               (307)     (595)

    Net deferred tax asset (liability)                         $  878    $ (477)

  A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale. The related
1999 deferred tax benefit of $957,000 and the 1998 deferred tax provision of $151,000 has been recorded directly to stockholders' equity. The balance of the change in net deferred taxes results from the current period deferred tax benefit.





                                                                   (Continued)

NOTE 9 - INCOME TAXES, Continued

  The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):
                                       1999       1998       1997
  Income taxes currently payable
    Federal                           $2,910     $2,864     $2,487
    State                                278        249        223
                                       3,188      3,113      2,710
  Tax consequences of differences
    Loan losses                         (103)       (86)      (173)
    Depreciation                          (5)       (18)       (15)
    Accretion on investments               -       (125)        22
    Other                                 (4)       (63)       216

      Provision                       $3,076     $2,821     $2,760


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

  The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 1999 (amounts in thousands):

                                          Contract
                                            amount

     Commitments to extend credit         $ 25,412

     Standby letters of credit            $  1,000

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






NOTE 11 - COMMITMENTS AND CONTINGENCIES

  At December 31, 1999, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices and a computer maintenance contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 1999 were (tabular amounts in thousands):

     Payable in year ending                           Amount

         2000                                           $ 77
         2001                                              7
         2002                                              5
         2003                                              5
         2004 and thereafter                              20

            Total future minimum payments required      $114

  Lease payments under all operating leases charged to expense totaled $92,900 in 1999, $56,000 in 1998, and $78,000 in 1997. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

  The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

  The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1999 the Bank's retained earnings were $37,836,000.

NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

  Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1999 and 1998, were $1,213,000 and $1,085,000, respectively. During 1999,
$307,000 of new loans were made to this group and repayments of $179,000 were received.

NOTE 14 - EMPLOYEE BENEFIT PLAN

  The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 1999, 1998 and 1997, $423,000, $378,000, and $361,000, respectively, were charged to operations under the plan.
                                                                   (Continued)

NOTE 14 - EMPLOYEE BENEFIT PLAN, Continued

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

                                                                                  To be well capitalized
                                                                  For capital     under prompt corrective
                                                               adequacy purposes    action provisions
                                                Actual              Minimum              Minimum
                                           Amount     Ratio    Amount      Ratio    Amount     Ratio
As of December 31, 1999
  Total Capital (to risk
    weighted assets)                       $45,195    16.21%    $22,037    8.00%    $27,884    10.00%
  Tier I Capital (to risk
    weighted assets)                        41,744    14.97      11,154    4.00      16,730     6.00
     Tier I Capital (to average assets)     41,744     9.22      18,118    4.00      22,648     5.00


As of December 31, 1998
  Total Capital (to risk
    weighted assets)                       $41,177    16.82%    $19,586    8.00%    $24,483    10.00%
  Tier I Capital (to risk
    weighted assets)                        38,117    15.57       9,793    4.00      14,690     6.00
     Tier I Capital (to average assets)     38,117     9.22      16,541    4.00      20,677     5.00


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

                                                           1999                    1998
                                                   Carrying      Fair      Carrying      Fair
                                                     amount      value       amount      value
  FINANCIAL ASSETS
    Cash and due from banks                        $ 20,259    $ 20,259    $ 17,864    $ 17,864
    Federal funds sold                               11,150      11,150      27,100      27,100
    Investment securities held to maturity           54,868      54,430      60,648      61,928
    Investment securities available for sale         89,151      89,151      80,582      80,582
    Loans                                           267,416     260,296     230,099     227,831

  FINANCIAL LIABILITIES
    Deposits                                        375,503     375,463     346,112     346,460
    Securities sold under repurchase agreements      27,477      27,495      32,518      32,602
    U. S. Treasury demand notes                       3,809       3,809       1,148       1,148

  OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit                     25,412      25,412      20,637      20,637
    Standby letters of credit                         1,000       1,000         710         710

NOTE 17 - PARENT COMPANY INFORMATION

  Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

                               CONDENSED BALANCE SHEETS
                                                                         December 31,
                                                                       1999        1998
  ASSETS
    Cash                                                             $ 4,241     $ 4,467
    Investment in subsidiary                                          40,734      38,542
    Land                                                                 786         245
    Other assets                                                          37          37
                                                                     $45,798     $43,291
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Dividends payable                                                $ 2,086     $ 2,090
    Stockholders' equity (net of $277 and $197 of treasury stock)     43,712      41,201
                                                                     $45,798     $43,291

                                     CONDENSED STATEMENTS OF INCOME

                                              For the years ended December 31,
                                                  1999      1998       1997
  INCOME
     Dividend from bank subsidiary               $2,515    $2,903    $1,934

  EXPENSES
     Sundry                                          38        38        34
       Income before equity in undistributed
         net income of bank subsidiary            2,477     2,865     1,900

  EQUITY IN UNDISTRIBUTED NET INCOME OF
    SUBSIDIARY                                    3,628     2,643     2,904

      Net income                                 $6,105    $5,508    $4,804

                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                              For the years ended December 31,
                                                                  1999      1998      1997
  OPERATING ACTIVITIES
     Net income                                                  $6,105    $5,508    $4,804
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Equity in undistributed net income of bank subsidiary    (3,628)   (2,643)   (2,904)

          Net cash provided by operating activities               2,477     2,865     1,900

  INVESTING ACTIVITIES
    Purchase of land                                               (786)     (122)     (103)
    Proceeds from the sale of land                                  245       200         -

       Net cash provided by (used for) investing activities        (541)       78      (103)

  FINANCING ACTIVITIES
    Dividends paid                                               (2,090)   (1,794)   (1,433)
    Cash in lieu of fractional shares on stock dividend               -         -       (19)
    Treasury stock transactions (net)                               (72)     (162)       57

      Net cash used for financing activities                     (2,162)   (1,956)   (1,395)

      Net increase (decrease) in cash                              (226)      987       402

  CASH, BEGINNING OF YEAR                                         4,467     3,480     3,078

  CASH, END OF YEAR                                              $4,241    $4,467    $3,480

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

  Unaudited condensed financial data by quarter for 1999 and 1998 is as follows
  (amounts, except per share data, in thousands):

                                                             Quarter ended
             1999                             March 31    June 30   September 30  December 31
       Interest income                        $  7,488    $  7,800    $  8,183    $  8,272
       Interest expense                          3,160       3,203       3,380       3,301

         Net interest income                     4,328       4,597       4,803       4,971
       Provision for loan losses                   150         180         200         265
         Net interest income after
           provision for loan losses             4,178       4,417       4,603       4,706
       Noninterest income                          906       1,016       1,126       1,259
       Noninterest expenses                      2,962       3,124       3,144       3,800

         Income before income taxes              2,122       2,309       2,585       2,165
       Income taxes                                694         771         843         768

         Net income                           $  1,428    $  1,538    $  1,742    $  1,397

       Net income per share                   $   2.39    $   2.58    $   2.91    $   2.35

       Weighted average shares outstanding     597,180     597,275     597,108     595,801

                                                              Quarter ended
                1998                          March 31    June 30   September 30  December 31
       Interest income                        $  7,187    $  7,554    $  7,737    $  7,565
       Interest expense                          3,166       3,282       3,324       3,258

         Net interest income                     4,021       4,272       4,413       4,307
       Provision for loan losses                   190         175         160         155
         Net interest income after
           provision for loan losses             3,831       4,097       4,253       4,152
       Noninterest income                          816         963       1,161         992
       Noninterest expenses                      2,754       2,758       2,906       3,518

          Income before income taxes             1,893       2,302       2,508       1,626
       Income taxes                                657         756         821         587

          Net income                          $  1,236    $  1,546    $  1,687    $  1,039

       Net income per share                   $   2.07    $   2.58    $   2.83    $   1.74

       Weighted average shares outstanding     598,098     597,768     597,258     596,684

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III
             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                               MANAGEMENT OF THE COMPANY

Directors

    The Directors and Nominees for election to the Board of Directors of the Company are as follows:

                                   Proposed  Present                  Company
                        Director   Term     Principal               Stock Owned
Name (Age)              Since      Expires  Occupation              Number    %
*Willis J. Duncan
      (72)              1958       2003     Chairman of the Board. 29,340(1) 4.92
                                            The President of the
                                            Bank from November
                                            1985 to February 1988.
 W. Jennings Duncan
      (44)              1984       2001     President.  Executive  20,434(2) 3.43
                                            Vice President of the
                                            Bank from November
                                            1985 to February 1988.
 Dr. R. C. Smith
      (85)              1959       2001     Past Chairman of the    1,867     .31
                                            Board. Chairman of the
                                            Board from 1979 to
                                            1985, when he became
                                            Vice Chairman.
                                            Chairman of the Board
                                            from November 1985 to
                                            February 1988.
                                            Retired in 1985 as a
                                            physician with Conway
                                            Internists, P.A. of
                                            Conway,South Carolina.
 James W. Barnette, Jr.
      (54)              1984       2001     President of Surfside   4,858(3)  .82
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


            ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                        MANAGEMENT OF THE COMPANY (continued)

                                   Proposed  Present                  Company
                        Director   Term     Principal               Stock Owned
Name    (Age)            Since    Expires   Occupation               Number    %
 Harold G. Cushman, Jr.
       (70)              1963     2002      Retired in 1995 as      20,403(4) 3.42
                                            President of Dargan
                                            Construction Company,
                                            Inc.

 Charles C. Cutts        1945     2002      Retired.                14,821(5) 2.49
       (94)

*Paul R. Dusenbury       1997     2003      Treasurer. Vice            836(6)  .14
       (41)                                 President and Cashier
                                            of the Bank since 1988.

 G. Heyward Goldfinch
       (81)              1976     2002      Retired.  Director       1,937     .33
                                            of Goldfinch's, Inc.,
                                            a funeral home, and of
                                            Hillcrest Cemetery of
                                            Conway, Incorporated.
*John Monroe J. Holliday
       (83)              1969     2003      President of Palmetto   15,025(7) 2.52
                                            Farms Corp. and partner
                                            in Holliday Associates,
                                            diversified agricul-
                                            tural, real estate
                                            development, and retail
                                            companies headquartered
                                            in Horry County, South
                                            Carolina.

 Robert P. Hucks         1993     2002      Executive Vice           1,774(8)  .30
       (54)                                 President.  Served as
                                            Vice President and
                                            Cashier of the Bank
                                            from 1985 to 1988.

*Richard M. Lovelace,Jr.
       (53)              1984     2003      Attorney in private      1,912(9)  .32
                                            practice with Lovelace
                                            & Rogers, PA in Conway,
                                            South Carolina.
 John K. Massey
       (85)              1959     2001      Retired.                 4,722(10) .79

 Howard B. Smith, III
       (51)              1993     2002      Asst. Professor of       3,027     .51
                                            Accounting with Coastal
                                            Carolina University
                                            since January, 1998.
                                            Previously, Mr. Smith
                                            was a practicing
                                            certified public
                                            accountant with Smith,
                                            Sapp, Bookhout,Crumpler,
                                            & Callihan,P.A. in
                                            Myrtle Beach, South
                                            Carolina.

* Nominee for election to the Board of Directors.

       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. Each director resides in Conway, South Carolina with the exceptions of Harold G. Cushman, Paul R. Dusenbury, J.M.J. Holliday, and Dr. R.C. Smith who reside in Myrtle Beach, Aynor, Galivants Ferry, and Murrells Inlet, respectively, which are within Horry and Georgetown Counties, South Carolina. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29526. All Directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (40 persons), own 153,710 (25.79%) shares of Company stock.

(1)  Includes 10,527 shares held by Harriette B. Duncan (wife).

       (2) Includes 1,053 shares held by Robin F. Duncan (wife); 2,692 shares held by Ann Louise Duncan (daughter); 2,692 shares held by Mary Kathryn Duncan (daughter); 2,692 shares by Willis Jennings Duncan, V (son); and 2,692 shares by Margaret Brunson Duncan (daughter).

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

       (5) Includes 7,157 shares held by Eugenia B. Cutts (wife).

       (6) Includes 125 shares held by Jennifer S. Dusenbury (wife); 37 shares held by Elena Cox Dusenbury (daughter); and 37 shares held by Sarah Cherry Dusenbury (daughter).

       (7) Includes 4,918 shares held by M. Russell Holliday, Jr.
(daughter); 3,259 shares held by Christian M. Holliday Douglas (daughter); 432 shares held by Christian M. H. Douglas, Jr. (granddaughter); 432 shares held by Marjorie Russell Douglas (granddaughter); 432 shares held by David Duvall Douglas, Jr. (grandson); and 605 shares held by David D. and Christian M.H. Douglas Trust (grandchildren).

       (8) Includes 250 shares held by Willie Ann Hucks (wife); 25 shares held by Mariah J. Hucks (daughter); 62 shares held by Norah Leigh Hucks (daughter); and 187 shares held by Robert P. Hucks, II (son).

       (9) Includes 362 shares held by Rebecca S. Lovelace (wife); 432 shares held by Richard Blake Lovelace (son); and 353 shares held by Macon B. Lovelace (son).

      (10) Includes 1,322 shares held by Bertha T. Massey (wife).

       Each director of the Company has been engaged in his principal occupation of employment as specified above for five (5) years or more unless otherwise indicated.

       W. Jennings Duncan is Willis J. Duncan's son.  Richard M. Lovelace,
Jr. is Dr. R. C. Smith's son-in-law. No other family relationships exist among the above named directors or officers of the Company. No director owns 25% or more of a publicly traded company. None of the directors of the Company holds a directorship in any company with a class of securities registered under
Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that act or in any company registered as an investment company under the Investment Company Act of 1940, as amended.

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Four (4) directors in Class III will be elected at the 2000 Annual Meeting to serve for a three (3) year term. Directors in Class I will be elected at the 2001 Annual Meeting to serve for a three (3) year term and Directors in Class II will be elected at the 2002 Annual Meeting to serve for a three (3) year term. Currently, there are thirteen (13) Directors, with four (4) directors in Class III. The Board of Directors has passed a resolution fixing the total number of Directors at thirteen (13).

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

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are James W. Barnette, Jr., Charles C. Cutts, John Monroe J.
Holliday, John K. Massey, Howard B. Smith, III, and Dr. R. C. Smith.   The
members of the Loan Committee are Harold G. Cushman, Jr., Willis J. Duncan,
W. Jennings Duncan, Paul R. Dusenbury, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are James W. Barnette, Jr., G. Heyward Goldfinch, and John K. Massey. The members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

       The function of the Audit Committee is to ensure that adequate accounting procedures are in existence and functioning in a manner adequate to safeguard the assets of the Bank. The Audit Committee also monitors
internal and external audit activities.   The function of the Loan Committee
is to review and ratify new loans and monitor the performance and quality of existing loans, as well as to ensure that sound policies and procedures exist in the Bank's lending operations.

       During 1999, the Company's Board of Directors met five (5) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met eleven (11) times; the Audit Committee met ten (10) times; the Loan Committee met twelve (12) times; the Building Committee met one (1) time; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:
                                  Position(s) Currently
         Name              Age       With The Company

    Willis J. Duncan       72     Chairman of the Board (1)

    W. Jennings Duncan     44     President and Director (1)

    Robert P. Hucks        54     Executive Vice President and
                                  Director (1)

    Paul R. Dusenbury      42     Treasurer and Director (1)
                                  (Chief Financial Officer and
                                   Chief Accounting Officer)

    Virginia B. Hucks      50     Secretary

_________________
(1) Executive Officer

       All executive officers and other officers serve at the pleasure of the Board of Directors of the Company. Each executive officer and other officer of the Company has been employed by the Company and/or the Bank for five (5) years.

       ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


       The Company pays no remuneration to its Directors and Executive Officers. All remuneration for services rendered are paid by the Company's subsidiary, The Conway National Bank, Conway, South Carolina ("the Bank").

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers.
The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 1999, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table


                         Annual Compensation             Long-Term
                                                       Compensation
                                                          Awards          Payouts
                                                                  Stock   Long-Term
                                               Other   Restricted Options Incentive
Name and                    ($)         ($)    Annual(1)  Stock($) /SAR'S  Payout  All Other(2)
Principal Position Year   Salary       Bonus Compensation Awards    (#)     ($)   Compensation
W. Jennings Duncan 1999   142,632      31,309    3,543       0       0       0       11,232
President and      1998   135,504      29,900    4,361       0       0       0       10,163
Director of Bank   1997   128,136      25,000    3,386       0       0       0        9,610

Robert P. Hucks    1999   126,096      27,795    6,000       0       0       0        9,930
Executive Vice     1998   119,796      26,500    6,000       0       0       0        8,985
President and      1997   113,280      22,188    6,000       0       0       0        8,496
Director of Bank

Paul R. Dusenbury  1999   116,904      25,842    6,000       0       0       0        9,206
Vice President and 1998   111,060      24,588    6,000       0       0       0        8,330
Cashier of Bank    1997   105,024      20,688    6,000       0       0       0        7,877


(1) Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2) Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                        PENSION PLAN DISCLOSURE


        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to one percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of one percent and up to six percent of salary deferred. For the years ended December 31, 1999, 1998, and 1997, $423,000, $378,000, and
$361,000, respectively, was charged to operations under the plan.

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

Director Compensation

     Directors who are not Bank officers received $400 for each monthly meeting of the Board of Directors and an additional $150 for each committee meeting attended in 1999. Effective February, 2000, Director compensation for each committee meeting attended was increased to $500.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

                 ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of December 31, 1999, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class


All Officers and Directors as a Group

(40 persons)  (2)                 153,710                    25.8%
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

                               PART IV

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                         FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 1999 and 1998 Consolidated Statements of Income - Years ended December 31, 1999,
  1998, and 1997
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1999, 1998, and 1997
Consolidated Statements of Comprehensive Income - Years ended
December 31,
  1999, 1998, and 1997.
Consolidated Statements of Cash Flows - Years Ended December 31,
  1999, 1998, and 1997
Notes to Consolidated Financial Statements

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

                                         CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 14, 2000.

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

Virginia B. Hucks                     Secretary


Harold G. Cushman, Jr.                Director


Charles C. Cutts                      Director


G. Heyward Goldfinch                  Director


J.M.J Holliday                        Director


John K. Massey                        Director


Howard B. Smith, III                  Director