Form 10-Q
period 2000-03-31
CNB CORP /SC/
filed 2000-05-15
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended     March 31, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to


                                  ___________________


For Quarter Ended March 31, 2000    Commission file number:  2-96350


                                  CNB Corporation
               (Exact name of registrant as specified in its charter)


South Carolina                                57-0792402
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

P.O. Box 320, Conway, South Carolina          29528
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code):  (843) 248-5721


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 2000 was 596,494.

CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2000,               1
           December 31, 1999 and March 31, 1999

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 2000 and 1999

           Consolidated Statement of Comprehensive Income                  3
           for the Three Months Ended March 31, 2000 and 1999

           Consolidated Statement of Changes in Stockholders'              4
           Equity for the Three Months Ended March 31, 2000
           and 1999

           Consolidated Statement of Cash Flows for the Three Months       5
           Ended March 31, 2000 and 1999

           Notes to Consolidated Financial Statements                   6-13

Item 2.    Management's Discussion and Analysis of Financial           14-21
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                 23

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
             (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                         March 31,   December 31,  March 31,
                                           2000         1999         1999
ASSETS:
    Cash and due from banks              $ 18,237    $ 20,259       $ 16,086
    Interest bearing deposits with banks        0           0              0
    Investment Securities                  49,912      54,868         58,876
      (Fair values of $49,283 at
       March 31, 2000, $54,430 at
       December 31, 1999, and $59,715
       at March 31, 1999)
    Securities Available for Sale          89,614      89,151         82,973
      (Amortized cost of $91,650 at
       March 31, 2000, $90,834 at
       December 31, 1999, and $82,937
       at March 31, 1999)
    Federal Funds sold and securities
       purchased under agreement
       to resell                            8,650      11,150         37,175
    Loans:
       Gross Loans                        276,054     267,416        239,609
       Less unearned income                  (188)       (275)          (811)
         Loans, net of unearned income    275,866     267,141        238,798
       Less reserve for possible
          loan losses                       3,675      (3,451)        (3,199)
         Net loans                        272,191     263,690        235,599
    Bank premises and equipment             8,905       8,504          7,326
    Other assets                            8,752       8,080          7,149
Total assets                              456,261     455,702        445,184

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                79,187      72,728         74,496
       Interest-bearing                   298,614     302,775        292,610
          Total deposits                  377,801     375,503        367,106
    Federal funds purchased and
       securities sold under agreement
       to repurchase                       28,195      27,477         32,257
    Other short-term borrowings             1,608       3,809          1,131
    Other liabilities                       3,531       5,201          2,394
 Total liabilities                        411,135     411,990        402,888
   Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       2000 and 1999;  issued 598,681
       1n 2000 and 1999                     5,987       5,987          5,987
       Surplus                             24,556      24,546         24,545
       Undivided Profits                   16,033      14,467         11,876
       Net Unrealized Holding              (1,221)     (1,011)            22
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock               (229)       (277)          (134)
            Total stockholders' equity     45,126      43,712         42,296
           Total liabilities
             and stockholders' equity     456,261     455,702        445,184

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                 (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                            2000      1999
Interest Income:
  Interest and fees on loans                              $  6,133  $  5,097
  Interest on investment securities:
    Taxable investment securities                            1,865     1,929
    Tax-exempt investment securities                           193       180
    Other securities                                             0         0
  Interest on federal funds sold and securities
    purchased under agreement to resell                        110       282
      Total interest income                                  8,301     7,488

Interest Expense:
  Interest on deposits                                       3,065     2,809
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                         329       337
  Interest on other short-term borrowings                       26        14
      Total interest expense                                 3,420     3,160
Net interest income                                          4,881     4,328
Provision for possible loan losses                             240       150
Net interest income after provision for possible
  loan losses                                                4,641     4,178
Other income:
  Service charges on deposit accounts                          683       612
  Gains/(Losses) on securities                                   0         0
  Other operating income                                       344       294
      Total other income                                     1,027       906
Other expenses:
  Salaries and employee benefits                             2,031     1,843
  Occupancy expense                                            451       389
  Other operating expenses                                     850       730
      Total operating expenses                               3,332     2,962
Income before income taxes                                   2,336     2,122
  Income tax provision                                         771       694
Net Income                                                   1,565     1,428

  Per share data:
  Net income per weighted average shares outstanding      $   2.62  $   2.39

  Cash dividend paid per share                            $      0  $      0

  Book value per actual number of shares outstanding      $  75.65  $  70.81

  Weighted average number of shares outstanding            596,588   597,180

  Actual number of shares outstanding                      596,494   597,321

                             CNB Corporation and Subsidiary
                     Consolidated Statements of Comprehensive Income
              (All Dollar Amounts, Except Per Share Data, in Thousands)
                                    (Unaudited)




                                                   Three Months
                                                      Ended
                                                    March 31,
                                                2000         1999
Net Income                                      $1,565       $1,428

Other comprehensive income, net of tax

    Unrealized gains/(losses)
      on securities:
    Unrealized holding gains/(losses)             (210)        (403)
      during period

Net Comprehensive Income                        $1,355       $1,025


                           CNB Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                          (All Dollar Amounts in Thousands)
                                    (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2000           1999
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1                                   5,987         5,987
Issuance of Common Stock                              None          None
Balance at end of period                             5,987         5,987



Surplus:
Balance, January 1                                  24,546        24,538
Issuance of Common Stock                              None          None
Gain on sale of treasury stock                          10             7
Balance at end of period                            24,556        24,545



Undivided profits:
Balance, January 1                                  14,467        10,448
Net Income                                           1,565         1,428
Cash dividends declared                               None          None
Balance at end of period                            16,033        11,876



Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1                                  (1,011)          425
Change in net unrealized gains/(Losses)               (210)         (403)
Balance at end of period                            (1,221)           22



Treasury stock:
Balance, January 1
(2,722 shares in 2000; 2,066 shares in 1999)          (277)         (197)
Purchase of treasury stock                             (46)          (63)
Reissue of treasury stock                               94           126
Balance at end of period
(2,187 shares in 2000; 1,360 shares in 1999)          (229)         (134)


Total stockholders' equity                          45,126        42,296

Note:  Columns may not add due to rounding

                           CNB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                         For the three-month period ended March 31,
                                                      2000        1999
OPERATING ACTIVITIES
  Net income                                        $ 1,565     $  1,428
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                        131          131
    Provision for loan losses                           240          150
    Provision for deferred income taxes                (291)        (656)
    Loss (gain) on sale of investment
     securities                                           0            0
    (Increase) decrease in accrued interest
     receivable                                        (346)        (135)
    (Increase) decrease in other assets                 (35)         (65)
    (Decrease) increase in other liabilities            249         (695)

        Net cash provided by operating
          activities                                  1,513          158

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                     0            0
  Proceeds from maturities of investment
   securities held to maturity                        4,956        2,642
  Proceeds from maturities of investment
   securities available for sale                      1,000        5,609
  Purchase of investment securities held to
   Maturity                                               0         (870)
  Purchase of investment securities
   available for sale                                (1,463)      (8,000)
  Decrease (increase) in interest-bearing
    deposits in banks                                     0            0
  (Increase) decrease in federal funds sold           2,500      (10,075)
  (Increase) decrease in loans                       (8,725)      (9,669)
  Premises and equipment expenditures                  (532)        (199)

        Net cash provided by (used for)
          investing activities                       (2,264)     (20,562)

FINANCING ACTIVITIES
  Dividends paid                                     (2,086)      (2,090)
  Increase (Decrease) in deposits                     2,298       20,994
  (Decrease) increase in securities sold
    under repurchase agreement                          718         (261)
  (Decrease) increase in other
    short-term borrowings                            (2,201)         (17)

        Net cash provided by (used for)
          financing activities                       (1,271)      18,626

        Net increase (decrease) in cash
          and due from banks                         (2,022)      (1,778)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR           20,259       17,864

CASH AND DUE FROM BANKS, MARCH 31, 2000 AND 1999    $18,237     $ 16,086

CASH PAID (RECEIVED) FOR:
  Interest                                          $ 3,808     $  3,545
  Income taxes                                      $    29     $    530

                                     5

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 596,588 for the three-month period ended March 31, 2000 and 597,180 for the three-month period ended March 31, 1999.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 2000 and for the years ended December 31, 1999 and 1998 were approximately $8,517, $8,300, and $6,839, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $79,205 at March 31, 2000 and $82,325 at December 31, 1999 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 1999 and at December 31, 1999.

                                                  March 31, 2000
                             Book       Unrealized Holding   Fair
                             Value       Gains    Losses     Value         Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 4,988       $    4   $   12     $ 4,980       6.38%
   One to five years        11,104            -      184      10,920       6.05
                            16,092            4      196      15,900       6.15
  Federal agencies
   Within one year          16,437            2       76      16,363       5.92
   One to five years        55,723            -    1,758      53,965       5.78
                            72,160            2    1,834      70,328       5.81
  State, county and
  municipal
   One to five years           260            -        1         259       6.81
   Six to ten years          1,132            -        9       1,123       6.96
   After ten years             612            -        2         610       7.57
                             2,004            -       12       1,992       7.13
  Other Securities(Equity)   1,394            -        -       1,394          -
  Total available for sale $91,650       $    6   $2,042     $89,614       5.90%

HELD TO MATURITY
  United States Treasury
   Within one year           1,010            -       19         991       5.76
                             1,010            -       19         991       5.76
  Federal agencies
   Within one year          10,592            2       36      10,558       6.27
   One to five years        24,184            6      451      23,739       6.38
                            34,776            8      487      34,297       6.35

  State, county and
  municipal
   Within one year           1,660           13        -       1,673       8.19%
   One to five years         7,920           23       76       7,867       6.40
   Six to ten years          4,387           12       93       4,306       6.57
   After ten years             159            -       10         149       6.09
                            14,126           48      179      13,995       6.66
   Total held to maturity  $49,912       $   56  $   685     $49,283       6.42%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended March 31, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(1,221) as of March 31, 2000.

                                                December 31, 1999
                             Book        Unrealized          Fair
                             Value     Gains    Losses       Value         Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year         $ 4,984   $   11     $    10      $ 4,985       6.38%
   One to five years        10,117        -         114       10,003       5.99%
                            15,101       11         124       14,988       6.12%
  Federal agencies
   Within one year          11,461        -          38       11,423       5.96%
   One to five years        61,746        5       1,533       60,218       5.79%
                            73,207        5       1,571       71,641       5.82%
  State, county and
  municipal
   Six to ten years          1,132        1           5        1,128       6.96%

  Other - restricted
   Federal Reserve
    Bank and FHLB Stock      1,394        -           -        1,394       6.96%

  Total available for sale $90,834   $   17     $ 1,700      $89,151       5.80%
HELD TO MATURITY
  United States Treasury
   Within one year           3,000        5           -        3,005       6.54%
   One to five years         1,012        -          14          998       5.76%
                             4,012        5          14        4,003       6.35%
  Federal agencies
   Within one year           7,613        -          11        7,602       6.30%
   One to five years        28,188       25         368       27,845       6.36%
                            35,801       25         379       35,447       6.35%

  State, county and
  municipal
   Within one year           1,759       12           -        1,771       8.60%
   One to five years         8,342       42          49        8,335       6.50%
   Six to ten years          4,315       17          78        4,254       6.69%
   After ten years             639        1          20          620       5.56%
                            15,055       72         147       14,980       6.76%
   Total held to maturity  $54,868   $  102     $   540      $54,430       6.46%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(1,011) as of December 31, 1999.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2000 and December 31, 1999 by major classification:

                                          March 31,           December 31,
                                            2000                  1999
Real estate loans - mortgage             $  170,230          $ 163,614
                  - construction             20,973             21,013
Commercial and industrial loans              47,294             45,742
Loans to individuals for household,
  family and other consumer expenditures     34,271             33,864
Agriculture                                   1,666              1,447
All other loans, including overdrafts         1,620              1,736
     Gross loans                            276,054            267,416
       Less unearned income                    (188)              (275)
       Less reserve for loan losses          (3,675)            (3,451)
         Net loans                          272,191            263,690

     Changes in the reserve for loan losses for the quarter ended March 31, 2000 and 1999 and the year ended December 31, 1999 are summarized as follows:

                                                     Quarter Ended
                                                       March 31,      December 31,
                                                   2000         1999     1999
Balance, beginning of period                       $ 3,451   $ 3,132     $ 3,132
Charge-offs:
   Commercial, financial, and agricultural              14        23         254
   Real Estate - construction and mortgage               2         0           3
   Loans to individuals                                 79       143         559
       Total charge-offs                           $    95   $   166     $   816
Recoveries:
   Commercial, financial, and agricultural         $    18   $    34     $   103
   Real Estate - construction and mortgage              10         0          21
   Loans to individuals                                 51        49         216
       Total recoveries                            $    79   $    83     $   340
Net charge-offs/(recoveries)                       $    16   $    83     $   476
Additions charge to operations                     $   240   $   150     $   795
Balance, end of period                             $ 3,675   $ 3,199     $ 3,451

Ratio of net charge-offs during the period
 to average loans outstanding during the
 period                                                .02%      .04%        .19%

The entire balance is available to absorb future loan losses.

At March 31, 2000 and December 31, 1999 loans on which no interest was being accrued totalled approximately $365 and $527, respectively; foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $157 and $142, respectively.

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

As of March 31, 2000, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2000 and December 31, 1999 is summarized as follows:

                                     March 31,         December 31,
                                       2000                1999

Land and buildings                   $ 10,463           $ 10,460
Furniture, fixtures and equipment       5,680              5,635
Construction in progress                  953                469
                                     $ 17,096           $ 16,564

Less accumulated depreciation and
   amortization                         8,191              8,060
                                     $  8,905           $  8,504

     Depreciation and amortization of bank premises and equipment charged to operating expense was $131 for the quarter ended March 31, 2000 and $576 for the year ended December 31, 1999.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2000 and December 31, 1999, certificates of deposit of $100,000 or more included in time deposits totalled approximately $64,033 and $71,309 respectively. Interest expense on these deposits was approximately $924 for the quarter ended March 31, 2000 and $3,513 for the year ended December 31, 1999.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2000 and December 31, 1999, securities sold under repurchase agreements totalled $28,195 and $27,477. U.S. Government securities with a book value of $32,679 ($32,049 market value) and $34,588 ($34,121 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.59 percent and 4.34 percent at March 31, 2000 and December 31, 1999.

NOTE 8 - LINES OF CREDIT

     At March 31, 2000, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Securities with a market value of $7,763 at March 31, 2000. The amount outstanding under the note totalled $1,608 and $3,809 at March 31, 2000 and December 31, 1999, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $67,000 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. At March 31, 2000, no borrowings were outstanding under the agreement.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 2000 and March 31, 1999 on pretax income of $2,336 and $2,122 totalled $771 and $694, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 replaces SFAS 96 beginning in 1993, with early implementation permitted. The impact of the adoption of SFAS 109 is not considered to be material.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 2000.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 2000, commitments to extend credit totalled $26,843; financial standby letters of credit totalled $205; and performance standby letters of credit totalled $683. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 2000 and years ended December 31, 1999, 1998 and 1997, $112, $423, $378, and $361,
respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 2000:
                                                               To be
                                                          well capitalized
                                               For          under prompt
                                         capital adequacy corrective action
                                            purposes         provisions
                             Actual          Minimum           Minimum
                         Amount   Ratio   Amount  Ratio     Amount  Ratio
Total Capital (to risk   $46,920  16.36%  $22,940  8.0%     $28,675  10.0%
 weighted assets)
Tier I Capital (to risk   43,336  15.11    11,470  4.0       17,205   6.0
 weighted assets)
Tier I Capital (to avg.   43,336   9.59    18,070  4.0       22,588   5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     MARCH 31, 2000
                                      (Unaudited)
ASSETS
   Cash                                                          $  2,188
   Investment in subsidiary                                        42,115
   Fixed assets                                                       786
   Other assets                                                        37
                                                                 $ 45,126

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                               $      0
   Stockholders' equity                                            45,126
                                                                 $ 45,126


                           CONDENSED STATEMENT OF INCOME
                  For the three-month period ended March 31, 2000
                                    (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                               $  1,591
OTHER INCOME                                                            1
OTHER EXPENSES                                                        (27)
   Net Income                                                    $  1,565







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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 15.5% from $238,798 at March 31, 1999 to $275,866 at March 31, 2000 and have decreased as a percentage of total assets from 53.6% to 60.5% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 40.2% at March 31, 1999 to 32.4% at March 31, 2000 as we have utilized funds in the lending area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.7% at March 31, 1999 to 17.4% at March 31, 2000. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 65.7% of total assets at March 31, 1999 to 65.4% at March 31, 2000 while securities sold under agreement to repurchase have decreased from 7.2% to 6.2% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 2000 and 1999:

                                                                March 31,
Assets:                                                     2000            1999
   Earning assets:
   Loans, net of unearned income                            60.5%           53.6%
   Investment securities                                    10.9            13.2
   Securities Available for Sale                            19.6            18.6
   Federal funds sold and securities purchased
     under agreement to resell                               1.9             8.4
   Other earning assets                                        -               -
      Total earning assets                                  92.9            93.8
   Other assets                                              7.1             6.2
      Total assets                                         100.0%          100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing deposits                                65.4%           65.7%
   Federal funds purchased and securities sold
    under agreement to repurchase                            6.2             7.2
   Other short-term borrowings                                .4              .3
       Total interest-bearing liabilities                   72.0            73.2
         Noninterest-bearing deposits                       17.4            16.7
   Other liabilities                                          .7              .6
   Stockholders' equity                                      9.9             9.5
       Total liabilities and stockholders' equity          100.0%          100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 2000 and 1999 of $1,565 and $1,428, respectively, resulting in a return on average assets of 1.38% and 1.32% and a return on average stockholders' equity of 14.04% and 13.68%.


The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $11,077 or 2.5% from $445,184 at March 31, 1999 to $456,261 at March 31, 2000. The following table sets forth the financial highlights for the three-month periods ending March 31, 2000 and March 31, 1999:

                                    CNB Corporation
                             CNB Corporation and Subsidiary
                                 FINANCIAL HIGHLIGHTS
               (All Dollar Amounts, Except Per Share Data, in Thousands)

                           Three-Month Period Ended March 31,

                                                                         Percent
                                                                         Increase
                                                  2000         1999     (Decrease)
Net interest income after provision for
    loan losses                                    4,641       4,178         11.1%
Income before income taxes                         2,336       2,122         10.1
Net Income                                         1,565       1,428          9.6
Per Share                                           2.62        2.39          9.6
Cash dividends declared                                0           0            0
   Per Share                                           0           0            0

Total assets                                     456,421     445,184          2.5%
Total deposits                                   377,801     367,106          2.9
Loans, net of unearned income                    275,866     238,798         15.5
Investment securities                            139,526     141,849         (1.6)
Stockholders' equity                              45,126      42,296          6.7
    Book value per share                           75.65       70.81          6.8

Ratios (1):
Annualized return on average total assets           1.38%       1.32%         4.5%
Annualized return on average stockholders'
  Equity                                           14.04%      13.68%         2.6%


(1) For the three-month period ended March 31, 2000 and March 31, 1999, average total assets amounted to $452,584 and $432,937 with average stockholders' equity totaling $44,587 and $41,754, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2000 and 1999. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize longrun earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 2000 and 1999 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 12.6% increase from $4,421 for the three-month period ended March 31, 1999 to $4,980 for the three-month period ended March 31, 2000. During the same period, total fully-tax-equivalent interest income increased by 10.8% from $7,581 to $8,400 and total interest expense increased by 8.2% from $3,160 to $3,420. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of
 .32% from 4.38% for the three-month period ended March 31, 1999 to 4.70% for the three-month period ended March 31, 2000.

The tables on the following two pages present selected financial data and an analysis of net interest income.

                                        CNB Corporation and Subsidiary
                                          Selected Financial Data

                                        Three Months Ended 3/31/00        Three Months Ended 3/31/99
                                        Avg.     Interest     Avg. Ann.    Avg.     Interest   Avg.Ann.
                                      Balance    Income/      Yield or   Balance    Income/    Yield or
                                                 Expense(1)     Rate                Expense(1)   Rate
Assets:
  Earning assets:
   Loans, net of unearned income     $271,873     $ 6,133       9.02%     $233,549    $ 5,097     8.73%
   Securities:
    Taxable                           127,973       1,865       5.83       131,690      1,929     5.86
    Tax-exempt                         16,203         292       7.21        14,746        273     7.41
   Federal funds sold and
    securities purchased under
    agreement to resell                 7,993         110       5.50        24,074        282     4.69
   Other earning assets                     0           0          -             0          0        -
      Total earning assets            424,042       8,400       7.92       404,059      7,581     7.50
  Other assets                         28,542                               28,878
      Total assets                   $452,584                             $432,937

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits         $301,199       3,065       4.07      $286,315    $ 2,809     3.92
   Federal funds purchased and
    securities sold under
    agreement to repurchase            29,012         329       4.54        33,127        337     4.07
   Other short-term borrowings          1,595          26       6.52         1,064         14     5.26
       Total interest-bearing
         liabilities                 $331,806     $ 3,420       4.12      $320,506    $ 3,160     3.94
   Noninterest-bearing deposits        72,895                               66,471
   Other liabilities                    3,296                                4,206
   Stockholders' equity                44,587                               41,754
         Total liabilities and
           stockholders' equity      $452,584                             $432,937
   Net interest income as a percent
     of total earning assets         $424,042     $ 4,980       4.70      $404,059    $ 4,421     4.38

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                      $    99                             $    93

Ratios:
Annualized return on average total assets                       1.38                              1.32
Annualized return on average stockholders' equity              14.04                             13.68
Cash dividends declared as a percent of net income                 0                                 0
Average stockholders' equity as a percent of:
  Average total assets                                          9.85                              9.64
  Average total deposits                                       11.92                             11.84
  Average loans, net of unearned income                        16.40                             17.88
Average earning assets as a percent of
average total assets                                           93.69                             93.33

                                                       CNB Corporation and Subsidiary
                                                        Rate/Volume Variance Analysis
                                            For the Three Months Ended March 31, 2000 and 1999
                                                           (Dollars in Thousands)
                                                                                                                            Change
                              Average  Average                           Interest     Interest              Change  Change   Due To
                               Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to  Due To   Rate X
                                2000     1999    2000 (1)    1999 (1)    2000 (1)     1999 (1)    Variance   Rate   Volume   Volume
Earning Assets:

Loans, Net of unearned
 income (2)                   271,873   233,549     9.02%       8.73%     6,133       5,097       1,036      169      836        31
Investment securities:
 Taxable                      127,973   131,690     5.83%       5.86%     1,865       1,929         (64)     (10)     (54)        -
 Tax-exempt                    16,203    14,746     7.21%       7.41%       292         273          19       (7)      27        (1)
Federal funds sold and
 securities purchased under
 agreement to resell            7,993    24,074     5.50%       4.69%       110         282        (172)      48     (189)      (31)
Other earning assets                0         0      -           -            0           0           0        -        -         -

Total Earning Assets          424,042   404,059     7.92%       7.50%     8,400       7,581         819      200      620        (1)

Interest-bearing Liabilities:

Interest-bearing deposits     301,199   286,315     4.07%       3.92%     3,065       2,809         256      107      145         4
Federal funds purchased and
 securities sold under
 agreement to repurchase       29,012    33,127     4.54%       4.07%       329         337          (8)      39      (42)       (5)
Other short-term borrowings     1,595     1,064     6.52%       5.26%        26          14          12        3        7         2

Total Interest-bearing
 Liabilities                  331,806   320,506     4.12%       3.94%     3,420       3,160         260      149      110         1
Interest-free Funds
 Supporting Earning Assets     92,236    83,553

Total Funds Supporting

Earning Assets                424,042   404,059     3.22%       3.12%     3,420       3,160         260      149      110         1

Interest Rate Spread                                3.80%       3.56%
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets                                   .90%        .82%

Net Yield on Earning Assets                         4.70%       4.38%     4,980       4,421

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

The provision for possible loan losses was $240 for the three-month period ended
March 31, 2000 and $150 for the three-month period ended March 31, 1999.   Net
loan charge-offs totalled $16 for the three-month period ended March 31, 2000 and $83 for the same period in 1999.

The reserve for possible loan losses as a percentage of net loans was 1.35% at March 31, 2000 and 1.36% at March 31, 1999. The provision for possible loan losses increased from $150 during the first quarter of 1999 to $240 during the first quarter of 2000 due to an increase in the rate of loan growth.

Securities Transactions - The bank had no security sales during the first quarter of 2000 or 1999. At March 31, 2000, December 31, 1999, and March 31, 1999 market value appreciation/(depreciation) in the investment portfolio totalled $(2,665), $(2,121), and $875, respectively. As indicated, market values have decreased due to higher market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 13.4% from $906 for the three-month period ended March 31, 1999 to $1,027 for the three-month period ended March 31, 2000 primarily due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 12.5% from $2,962 for the three-month period ended March 31, 1999 to $3,332 for the three-month period ended March 31, 2000. The major components of other expenses are salaries and employee benefits which increased 10.2% from $1,843 to $2,031; occupancy expense which increased 15.9% from $389 to $451; and other operating expenses which increased by 16.4% from $730 to $850. The increase in the three-month period ended March 31, 2000 salaries and employee benefits was due to the staffing of the new "Murrells Inlet Office" which opened in April, 2000 and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense was also impacted by costs associated with the new office. Other operating expenses have increased due to higher credit card department related costs to support the growth in merchant discount income.

Income Taxes - Provisions for income taxes increased 11.1% from $694 for the three-month period ended March 31, 1999 to $771 for the three-month period ended March 31, 2000. Income before income taxes less interest of tax-exempt investment securities increased by 10.4% from $1,942 for the three-month period ended March 31, 1999 to $2,143 for the same period in 2000. State tax liability increased as income before income taxes increased 10.1% from $2,122 to $2,336 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $45,126, $43,712, $41,201, and $37,717 at March 31, 2000, December 31, 1999, December 31, 1998, and December 31, 1997,
representing 9.89%, 9.59%, 9.66%, and 9.90% of total assets, respectively. At March 31, 2000, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 25% stock dividend on September 12, 1997. The Board increased the $3.00 per share annual cash dividend paid at year-end 1997 to $3.50 per share at year-end 1998 and 1999 which increased the cash dividend payout ratio and cash dividend yield.

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



Date:  May 11, 2000