Form 10-Q
period 2000-06-30
CNB CORP /SC/
filed 2000-08-14
CIK 764581

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                      of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 2000

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT  OF 1934

For the transition period from                        to

                                ___________________

For Quarter Ended June 30, 2000    Commission file number:  2-96350

                                 CNB Corporation
             (Exact name of registrant as specified in its charter)


South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S.Employer
  incorporation  or organization)                Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area  code):   (803) 248-5721


      Indicate  by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .


The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 2000 was 595,772.

CNB Corporation
                                                                      Page

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June  30,  2000,           1
           December 31, 1999 and June 30, 1999

           Consolidated Statement of Income for the Three Months        2
           and Six Months Ended June 30, 2000 and 1999

           Consolidated  Statement  of  Comprehensive  Income           3
           for the Three Months and Six Months Ended
           June 30, 2000 and 1999

           Consolidated Statement of Changes in Stockholders'           4
           Equity for the Six Months Ended June 30, 2000
           and 1999

           Consolidated Statement of Cash Flows for the Six Months      5
           Ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements                6-13

Item  2.   Management's Discussion and Analysis of Financial        14-23
           Condition and Results of Operations

Item  4.   Submission of Matters to a Vote of Security Holders         23


PART II.   OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K                            24


SIGNATURE                                                              24

                         CNB Corporation and Subsidiary
                          Consolidated Balance Sheets
              (All Dollar Amounts, Except Per Share Data, in Thousands)
                                  (Unaudited)

                                          June  30,   December 31,  June 30,
                                             2000         1999       1999
ASSETS:
     Cash and due from banks               $ 23,182   $ 20,259     $ 16,962
     Interest bearing deposits with banks         0          0            0
     Investment Securities                   46,865     54,868       59,216
      (Fair values of $46,285 at
       June 30, 2000, $54,430 at
       December 31, 1999, and $59,323
       at June 30, 1999)
    Securities Available for Sale            86,389     89,151       92,261
      (Amortized cost of $88,272 at
       June 30, 2000, $90,834 at
       December 31, 1999, and $93,303
       at June 30, 1999)
    Federal Funds sold and securities
       purchased under agreement
       to resell                             13,625     11,150      32,950
    Loans:
       Gross Loans                          290,529    267,416     252,321
       Less unearned income                   (122)      (275)        (586)
          Loans, net of unearned income    290,407    267,141      251,735
       Less reserve for possible
          loan losses                       (3,828)    (3,451)      (3,377)
             Net  loans                     286,579    263,690     248,358
    Bank premises and equipment               8,886      8,504       8,203
    Other assets                              8,798      8,080       7,900
 Total assets                               474,324    455,702     465,850

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing                  85,890     72,728      76,852
       Interest-bearing                     297,510    302,775     310,060
            Total deposits                  383,400    375,503     386,912
     Federal funds purchased and
       securities sold under agreement
       to repurchase                         29,716     27,477      29,647
    Other short-term borrowings              11,667      3,809       3,496
    Other liabilities                         2,705      5,201       2,601
Total liabilities                           427,488    411,990     422,656
      Stockholders' equity:
      Common stock, par value $10 per
      share:  Authorized 1,500,000 in
      2000 and 1999; issued 598,687
      in 2000 and 1999                        5,987      5,987      5,987
      Surplus                                24,557     24,546     24,546
      Undivided Profits                      17,733     14,467     13,414
      Net Unrealized Holding                 (1,130)    (1,011)      (625)
      Gains (Losses) on
       Available-For-Sale Securities
        Less:  Treasury stock                  (311)      (277)      (128)
           Total stockholders' equity        46,836     43,712     43,194
          Total liabilities
            and stockholders' equity        474,324    455,702    465,850

                        CNB Corporation and Subsidiary
                       Consolidated Statement of Income
         (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)

                                                 Three Months Ended  Six Months Ended
                                                      June 30,            June 30,
                                                  2000       1999    2000        1999
Interest Income:
   Interest and fees on loans                     $  6,448  $  5,362   $12,581  $ 10,459
   Interest on investment securities:
     Taxable  investment  securities                 1,758     1,918     3,623     3,847
     Tax-exempt  investment  securities                192       174       385       354
      Other  securities                                 50         3        50         3
   Interest on federal funds sold and securities
     purchased  under agreement to  resell              43       343       153       625
       Total  interest  income                       8,491     7,800    16,792    15,288
Interest Expense:
  Interest  on  deposits                             3,045     2,852     6,110     5,661
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase                                         343       335       672       672
  Interest  on  other short-term borrowings            113        16       139        30

       Total  interest  expense                      3,501     3,203     6,921     6,363
Net interest income                                  4,990     4,597     9,871     8,925
Provision for possible loan losses                     240       180       480       330

Net interest income after provision for
  possible loan losses                               4,750     4,417     9,391     8,595
Other income:
  Service charges on deposit accounts                  685       627     1,368     1,239
  Gains/(Losses)  on  securities                         0         0         0         0
  Other operating income                               459       389       803       683
      Total other income                             1,144     1,016     2,171     1,922

Other expenses:
  Salaries and employee benefits                     2,015     1,866     4,046     3,709
  Occupancy expense                                    474       446       925       835
  Other operating expenses                             890       812     1,740     1,542
      Total operating expenses                       3,379     3,124     6,711     6,086
Income before income taxes                           2,515     2,309     4,851     4,431
  Income tax provision                                 814       771     1,585     1,465
Net Income                                           1,701     1,538     3,266     2,966

  Per share data:
  Net income per weighted average shares
    outstanding                                    $  2.86   $  2.58   $  5.48   $  4.97
  Cash dividend paid per share                     $     0   $     0   $     0   $     0
  Book value per actual number of shares
    outstanding                                    $ 78.61   $ 72.31   $ 78.61   $ 72.31
  Weighted average number of shares outstanding    596,427   597,275   596,427   597,275

   Actual  number  of shares outstanding           595,772   597,386   595,772   597,386








                       CNB Corporation and Subsidiary
               Consolidated Statement of Comprehensive Income
          (All Dollar Amounts, Except Per Share Data, in Thousands)
                                (Unaudited)



                                              Three Months     Six Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                             2000      1999   2000     1999
Net Income                                   $1,701  $1,538   $3,266   $2,966

Other comprehensive income, net of tax

   Unrealized gains/(losses)
     on securities:
       Unrealized holding gains/(losses)         91    (647)   (119)   (1,050)
          during period


Net Comprehensive Income                     $1,792  $  891  $3,147    $1,916

                      CNB Corporation and Subsidiary
     Consolidated Statement of Changes in Stockholders' Equity
                     (All Dollar Amounts in Thousands)
                               (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                          2000         1999
Common Stock:
($10 par value; 500,000 shares authorized)
Balance, January 1                                       5,987        5,987
Issuance of Common Stock                                  None         None
Balance at end of period                                 5,987        5,987



Surplus:
Balance, January  1                                     24,546       24,538
Issuance of Common Stock                                  None         None
Gain on sale of treasury stock                              11            8
Balance at end of period                                24,557       24,546



Undivided profits:
Balance, January  1                                     14,467       10,448
Net Income                                               3,266        2,966
Cash dividends declared                                   None         None
Balance at end of period                                17,733       13,414



Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1                                     (1,011)          425
Change in net unrealized gains/(Losses)                  (119)       (1,050)
Balance  at end of period                              (1,130)         (625)



Treasury stock:
Balance, January  1                                      (277)         (197)
Purchase of treasury stock                               (127)          (70)
Reissue of treasury stock                                  93           139
Balance at end of period                                 (311)         (128)



Total stockholders' equity                             46,836        43,194

Note:  Columns may not add due to rounding.

                        CNB CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                   For the six-month period ended June 30,
                                                        2000      1999
OPERATING ACTIVITIES
  Net income                                          $ 3,266   $ 2,966
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation                                          262       263
    Provision for loan losses                             480       330
    Provision for deferred income taxes                  (231)   (1,088)
    Loss (gain) on sale of investment
     securities                                             0         0
    (Increase) decrease in accrued interest
     receivable                                          (524)     (537)
    (Increase) decrease in other  assets                   37        18
    (Decrease) increase in other liabilities             (655)   (1,130)

        Net cash provided by operating
          activities                                    2,635       822

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale                                       0         0
  Proceeds from maturities of investment
   securities held to maturity                          7,873     4,742
  Proceeds from maturities of investment
   securities available for sale                        5,000     8,321
  Purchase of investment securities held to
   maturity                                                 0    (3,310)
  Purchase of investment securities
   available for sale                                  (2,108)  (20,000)
  Decrease (increase) in interest-bearing
    deposits in  banks                                      0         0
  (Increase) decrease in federal funds sold            (2,475)   (5,850)
  (Increase) decrease in loans                        (23,266)  (22,606)
  Premises and equipment expenditures                    (644)   (1,208)

        Net cash provided by (used for)
          investing activities                        (15,620)  (39,911)

FINANCING ACTIVITIES
  Dividends paid                                       (2,086)   (2,090)
  Increase (Decrease) in deposits                       7,897    40,800
  (Decrease) increase in securities sold
    under repurchase agreement                          2,239    (2,871)
  (Decrease) increase in other
    short-term borrowings                               7,858     2,348

        Net cash provided by (used for)
          financing activities                         15,908    38,187

        Net increase (decrease) in cash
          and due from banks                            2,923      (902)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR             20,259    17,864

CASH AND DUE FROM BANKS, JUNE 30, 2000 AND 1999       $23,182   $16,962

CASH PAID (RECEIVED) FOR:
  Interest                                            $ 7,415   $ 6,506
  Income taxes                                        $ 1,550   $ 1,431







CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 596,427 for the six-month period ended June 30, 2000 and 597,275 for the six-month period ended June 30, 1999.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank
or on deposit with the Federal Reserve Bank.   The average amount of these
reserve balances for the six-month period ended June 30, 2000 and for the years ended December 31, 1999 and 1998 were approximately $8,772, $8,300, and $6,839, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $74,045 at June 30, 2000 and $82,325 at December 31, 1999 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2000 and at December 31, 1999.

                                               June 30, 2000
                               Book   Unrealized Holding    Fair
                               Value  Gains      Losses     Value    Yield(1)
AVAILABLE FOR SALE
  United States Treasury
   Within one year             $ 4,992  $    2     $     9    $  4,985  6.38%
   One to five years            11,091       -         151      10,940  6.05
                                16,083       2         160      15,925  6.15
  Federal agencies
   Within one year              19,464       -         122      19,342  5.86%
   One to five years            48,650       -       1,611      47,039  5.77
                                68,114       -       1,733      66,381  5.80
  State, county and
  Municipal
   One to five years               259       -           -         259  6.81%
   Six to ten years              1,320       6           3       1,323  6.84
   After ten years               1,102       7           2       1,107  7.54
                                 2,681      13           5       2,689  7.12
  Other Securities(Equity)       1,394       -           -       1,394     -
  Total available for sale     $88,272  $   15      $1,898     $86,389  5.90%

HELD TO MATURITY
  United States Treasury
   Within one year               1,009       -          16        993   5.76%
   One to five years             1,009       -          16        993   5.76

  Federal agencies
   Within one year               9,985       2          31      9,956   6.47%
   One to five years            22,167       1         436     21,732   6.30
                                32,152       3         467     31,688   6.35
  State, county and
  municipal
   Within one year               2,106       8           2      2,112   7.58%
   One to five years             7,053      16          61      7,008   6.40
   Six to ten years              4,545      21          82      4,484   6.56
                                13,704      45         145     13,604   6.63
  Total held to maturity       $46,865  $   48     $   628    $46,285   6.42%

(1) Tax equivalent adjustment based on a 34% tax rate.

   As of the quarter ended June 30, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.
   The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(1,130) as of June 30, 2000.

                                              December 31, 1999
                               Book      Unrealized Holding    Fair
                               Value       Gains    Losses     Value       Yield(1)

AVAILABLE FOR SALE
  United States Treasury
   Within one year             $ 4,984   $   11   $    10     $ 4,985      6.38%
   One to five years            10,117        -       114      10,003      5.99%
                                15,101       11       124      14,988      6.12%
  Federal agencies
   Within one year              11,461        -        38      11,423      5.96%
   One to five years            61,746        5     1,533      60,218      5.79%
                                73,207        5     1,571      71,641      5.82%
  State, county and
  municipal
   One to five years             1,132        1         5       1,128      6.96%

  Other - restricted
   Federal Reserve
    Bank Stock                   1,394        -         -       1,394      6.96%

   Total available for sale    $90,834   $   17   $ 1,700     $89,151      5.80%

HELD TO MATURITY
  United States Treasury
   Within one year               3,000        5         -       3,005      6.54%
   One to five years             1,012        -        14         998      5.76%
                                 4,012        5        14       4,003      6.35%
  Federal agencies
   Within one year               7,613        -        11       7,602      6.30%
   One to five years            28,188       25       368      27,845      6.36%
                                35,801       25       379      35,447      6.35%

  State, county and
  municipal
   Within one year               1,759       12         -       1,771      8.60%
   One to five years             8,342       42        49       8,335      6.50%
   Six to ten years              4,315       17        78       4,254      6.69%
   After ten years                 639        1        20         620      5.56%
                                15,055       72       147      14,980      6.76%
  Total held to maturity       $54,868   $  102   $   540     $54,430      6.46%

(1) Tax equivalent adjustment based on a 34% tax rate

   As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of
   stockholders'   equity.   The   net   unrealized    holding
   gains/(losses) on available-for-sale securities component of capital is $(1,011) as of December 31, 1999.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

      The following is a summary of loans at June 30, 2000 and December 31, 1999 by major classification:

                                                June 30,   December 31,
                                                   2000        1999
Real estate loans  -  mortgage                 $ 183,235     $ 163,614
                   -  construction                22,272        21,013
Commercial and industrial loans                   47,222        45,742
Loans to individuals for household,
  family and other consumer expenditures          34,084        33,864
Agriculture                                        2,074         1,447
All other loans, including overdrafts              1,642         1,736
     Gross loans                                 290,529       267,416
       Less unearned income                         (122)         (275)
       Less reserve for loan losses               (3,828)       (3,451)
         Net loans                               286,579       263,690

      Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 2000 and 1999 and the year ended December 31, 1999 are summarized as follows:

                                   Quarter Ended   Six Months Ended
                                      June 30,          June 30,     December 31,
                                   2000      1999    2000      1999     1999
Balance, beginning of period     $ 3,675  $ 3,199  $ 3,451  $ 3,132  $ 3,132
Charge-offs:
   Commercial, financial,
    and agricultural                  16       61       30       84      254
   Real Estate - construction
    and mortgage                      47        0       49        0        3
   Loans to individuals              100       77      179      220      559
       Total charge-offs         $   163  $   138  $   258  $   304  $   816
Recoveries:
   Commercial, financial, and
    Agricultural                 $    49  $    48  $    67  $    82  $   103
   Real Estate - construction
    and mortgage                       9       11       19       11       21
   Loans to individuals               18       77       69      126      216
       Total recoveries          $    76  $   136  $   155  $   219  $   340
Net charge-offs/(recoveries)     $    87  $     2  $   103  $    85  $   476
Additions charge to operations   $   240  $   180  $   480  $   330  $   795
Balance, end of period           $ 3,828  $ 3,377  $ 3,828  $ 3,377  $ 3,451
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period       .03%     .00%     .04%     .04%     .19%

The entire balance is available to absorb future loan losses.

At June 30, 2000 and December 31, 1999 loans on which no interest was being accrued totalled approximately $200 and $527, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $182 and $142, respectively.

                             OTHER INTEREST-BEARING ASSETS

As of June 30, 2000, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

      Property  at  June  30, 2000 and December  31,  1999  is
summarized as follows:
                                              June 30,    December 31,
                                               2000           1999

Land and buildings                           $  10,464    $  10,460
Furniture, fixtures and equipment                5,766        5,635
Construction in progress                           978          469
                                             $  17,208    $  16,564
Less accumulated depreciation and
   amortization                                  8,322        8,060
                                             $   8,886    $   8,504

      Depreciation and amortization of bank premises and equipment charged to operating expense was $131 and $262 for the quarter ended and the six month period ended June 30, 2000, respectively and $576 for the year ended December 31, 1999.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

      At June 30, 2000 and December 31, 1999, certificates of deposit of $100,000 or more included in time deposits totaled approximately $65,924
and  $71,309  respectively.   Interest expense  on  these deposits was
approximately $847 and $1,771 for the quarter ended and the six-month period ended June 30, 2000 and $3,513 for the year ended December 31, 1999.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      At June 30, 2000 and December 31, 1999, securities sold under repurchase agreements totaled approximately $29,716 and $27,477. U.S. Government securities with a book value of $34,577 ($33,814 market
value) and $34,588  ($34,121  market value),   respectively,  are  used  as
collateral for the agreements.   The  weighted-average  interest  rate  of
these agreements was 4.56 percent and 4.34 percent at June 30, 2000 and December 31, 1999.

NOTE 8 - LINES OF CREDIT

     At June 30, 2000, the Bank had unused short-term lines of credit to
purchase Federal Funds from unrelated banks totaling $23,000.   These lines
of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $7,757 at
June  30, 2000.   The  amount outstanding under the note totaled  $5,667
and $3,809 at June 30, 2000 and December 31, 1999, respectively.

      The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $67 million secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. An advance of $6,000 and $0 was outstanding at June 30, 2000 and December 31, 1999, respectively.

NOTE 9 - INCOME TAXES

      Income tax expense for the quarter ended June 30, 2000 and June 30, 1999 on pretax income of $2,515 and $2,309 totalled $814 and $771 respectively. Income tax expense for the six-month period ended June 30, 2000 and June 30, 1999 on pretax income of $4,851 and $4,431 totalled $1,585 and $1,465
respectively.   The  provision for  federal  income  taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of  federal  benefit), business credits, surtax exemption,tax preferences,
alternative  minimum tax calculations,  or  other  factor.   A summary of
income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

      From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 2000.

      Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities,
which are not reflected in  the accompanying financial statements.   At June 30,
2000, commitments to extend credit totalled $24,287; financial standby letters of credit totalled $546; and performance standby letters of credit totalled $515. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 2000 and years ended December 31, 1999, 1998 and 1997, $115, $227, $423, $378, and $361, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 2000:

                                                                    To be
                                                              well capitalized
                                                 For            under prompt
                                           capital adequacy  corrective action
                                               purposes          provisions
                              Actual            Minimum            Minimum
                          Amount  Ratio     Amount     Ratio   Amount  Ratio
Total Capital (to risk   $48,791  16.29%   $23,955     8.0%   $29,944  10.0%
 weighted assets)
Tier I Capital (to risk   45,048  15.04     11,977     4.0     17,966   6.0
 weighted assets)
Tier I Capital (to avg.   45,048   9.82     18,356     4.0     22,944   5.0
 assets)

NOTE 13 - CONDENSED FINANCIAL INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only):
                               CONDENSED BALANCE SHEET
                                     JUNE 30, 2000
                                      (Unaudited)
ASSETS
   Cash                                                 $  2,095
   Investment in subsidiary                               43,917
   Fixed assets                                              786
   Other assets                                               37
                                                        $ 46,835

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability                                      $      0
   Stockholders' equity                                   46,835
                                                        $ 46,835

                           CONDENSED STATEMENT OF INCOME
                  For the six-month period ended June 30, 2000
                                     (Unaudited)

EQUITY IN NET INCOME OF SUBSIDIARY                      $  3,303
OTHER INCOME                                                   1
OTHER EXPENSES                                               (38)
   Net Income                                           $  3,266






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

DISTRIBUTION OF ASSETS AND LIABILITIES

The  Company  maintains a conservative approach in determining the
distribution of assets and liabilities.   Loans,  net  of unearned  income,
have increased 15.4% from $251,735 at June 30, 1999 to $290,407 at June 30, 2000 and have increased as a percentage of total assets from 54.0% to 61.2% over the same period as loan demand remains strong in our market. Securities and federal funds sold have decreased as a percentage of total assets from 39.6% at June 30, 1999 to 31.0% at June 30, 2000 as we have utilized funds in the lending area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide
array  of  deposit  instruments  at competitive   rates.  Non-interest-bearing
demand deposits increased as a percentage of total assets from 16.5%  at  June
30, 1999  to  18.1%  at  June 30,  2000.   However,  as  more customers,  both
business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 66.5% of total assets at June 30, 1999 to 62.7% at June 30, 2000 while securities sold under agreement to repurchase have decreased from 6.4% to 6.3% over the same
period.   Other  short-term borrowings have increased from .8% of total assets at June 30, 1999 to 2.4% at June 30, 2000 due primarily to a $6,000 FHLB advance outstanding at June 30, 2000.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 2000 and 1999:

June  30,
Assets:                                                   2000   1999
Earning assets:
   Loans,  net  of unearned income                        61.2%   54.0%
   Investment  securities                                  9.9    12.7
   Securities  Available  for  Sale                       18.2    19.8
   Federal funds sold and securities purchased
     under  agreement  to  resell                          2.9     7.1
         Other  earning  assets                              -       -
            Total  earning  assets                        92.2    93.6
   Other  assets                                           7.8     6.4
      Total  assets                                      100.0%  100.0%


Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Interest-bearing  deposits                            62.7%    66.5%
   Federal funds purchased and securities sold
    under  agreement  to  repurchase                      6.3      6.4
   Other  short-term  borrowings                          2.4       .8
       Total  interest-bearing  liabilities              71.4     73.7
         Noninterest-bearing  deposits                   18.1     16.5
   Other  liabilities                                      .6       .5
   Stockholders'  equity                                  9.9      9.3
       Total  liabilities and stockholders'  equity     100.0%   100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 2000 and 1999 of $1,701 and $1,538, respectively, resulting in a
return   on  average  assets  of 1.48%  and 1.37% and a return on average stockholders'  equity of 14.83% and 14.35%.

CNB Corporation experienced earnings for the six-month period ended June 30, 2000 and 1999 of $3,266 and $2,966, respectively, resulting in a return on average assets of 1.43% and 1.35% and a return on average stockholders' equity of 14.44% and 14.01%.

The  earnings  were  primarily attributable  to  net  interest margins  in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels
(see  Net  Income  -  Other Income) and to control other expenses (see Net
Income -  Other Expenses).    This   level  of  earnings,   coupled   with
a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $8,474 or 1.8% from $465,850 at June 30, 1999 to $474,324 at June 30, 2000.
The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2000 and June 30, 1999:

                                 CNB Corporation
                          CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
             (All  Dollar Amounts, Except Per Share Data, in Thousands)

                                       Three-Month Period             Six-Month Period
                                          Ended June 30,                Ended June 30,
                                                      Percent                       Percent
                                                      Increase                      Increase
                                    2000     1999    (Decrease)    2000      1999  (Decrease)
Net interest income after
    provision  for loan losses     4,750    4,417       7.5%       9,391     8,595    9.3%
Income before income taxes         2,515    2,309       8.9        4,851     4,431    9.5
Net Income                         1,701    1,538      10.6        3,266     2,966   10.1
Per Share                           2.86     2.58      10.9         5.48      4.97   10.3
Cash dividends declared                0        0         -            0         0      -
   Per Share                           0        0         -            0         0      -

Total assets                     474,324  465,850       1.8%     474,324   465,850    1.8%
Total deposits                   383,400  386,912       (.9)     383,400   386,912    (.9)
Loans, net  of unearned income   290,407  251,735      15.4      290,407   251,735   15.4
Investment securities and
    securities available for
    sale                         133,254  151,477     (12.0)     133,254   151,477  (12.0)
Stockholders' equity              46,836   43,194       8.4       46,836    43,194    8.4
    Book value per share           78.61    72.31       8.7        78.61     72.31    8.7

Ratios (1):
Annualized return on average
    total  assets                   1.48%    1.37%      8.0%        1.43%     1.35%   5.9%

Annualized return on average
    stockholders' equity           14.83%   14.35%      3.3%       14.44%    14.01%   3.1%



(1) For the three-month period ended June 30, 2000 and June 30, 1999, average total assets amounted to $459,712 and $448,423 with average stockholders' equity totaling $45,871 and $42,880, respectively. For the six-month period ended June 30, 2000 and June 30, 1999, average total assets amounted to $456,148 and $440,680 with average stockholders' equity totaling $45,229 and $42,317 respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 2000 and 1999 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent  net  interest  income  showed   an  8.6% increase from
$4,686 for the three-month period ended June 30, 1999 to $5,089 for the three-month period ended June 30, 2000. During the same period, total fully-tax-equivalent interest income increased by 8.9% from $7,889 to $8,590 and total interest expense increased by 9.3% from $3,203 to $3,501. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .33% from 4.46% for the three-month period ended June 30, 1999 to 4.79% for the three-month period ended June 30, 2000.

Fully-tax-equivalent  net  interest  income  showed  a   10.6% increase  from
$9,107 for the six-month period ended June 30, 1999 to $10,069 for the six-month period ended June 30, 2000. During the same period, total fully-tax-equivalent interest income increased by 9.8% from $15,470 to $16,990 and total interest expense increased by 8.8% from $6,363 to $6,921. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .32% from 4.42% for the six-month period ended June 30, 1999 to 4.74% for the six-month period ended June 30, 2000.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                  CNB Corporation and Subsidiary
                                    Selected Financial Data

                                     Three Months Ended 6/30/00     Three Months Ended 6/30/99
                                     Avg.     Interest   Avg. Ann.   Avg.       Interest   Avg.Ann
                                     Balance  Income/    Yield or   Balance     Income/    Yield or
                                              Expense(1)   Rate                 Expense(1)   Rate
Assets:
  Earning assets:
   Loans, net of unearned income      $285,963  $ 6,448     9.02%     $245,927  $ 5,362      8.72%
     Securities:
     Taxable                           119,929    1,808     6.03       131,552    1,921      5.84
     Tax-exempt                         16,203      291     7.18        14,568      263      7.22
   Federal funds sold and
     securities purchased under
     agreement to resell                 2,803       43     6.14        28,216      343      4.86
   Other earning assets                      0        0        -             0        0         -
      Total earning assets             424,898    8,590     8.09       420,263    7,889      7.51
    Other assets                        34,814                          28,160
      Total assets                    $459,712                        $448,423

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
   Interest-bearing deposits          $291,881    3,045     4.17      $296,121  $ 2,852      3.85
   Federal funds purchased and
    securities sold under
    agreement to repurchase             28,716      343     4.78        32,479      335      4.13
   Other short-term borrowings          8,545      113     5.29         1,5581        6      4.11
       Total interest-bearing
         Liabilities                  $329,142  $ 3,501     4.25      $330,158  $ 3,203      3.88
   Noninterest-bearing deposits         81,233                          74,829
   Other liabilities                     3,466                             556
   Stockholders' equity                 45,871                          42,880
         Total liabilities and
           stockholders' equity       $459,712                        $448,423
   Net interest income as a percent
     of total earning assets          $424,898  $ 5,089     4.79      $420,263$   4,686      4.46

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $    99               $     89

Ratios:
Annualized return on average total assets                     1.48      1.37
Annualized return on average stockholders' equity            14.83     14.35
Cash dividends declared as a percent of net income               0         0
Average stockholders' equity as a percent of:
  Average total assets                                        9.98      9.56
  Average total deposits                                     12.29     11.56
  Average loans, net of unearned income                      16.04     17.44
Average earning assets as a percent of
average total assets                                         92.43     93.72

                                   CNB Corporation and Subsidiary
                                      Selected Financial Data

                                    Six Months Ended 6/30/00         Six Months Ended 6/30/99
                                    Avg.      Interest    Avg. Ann.   Avg.      Interest    Avg.Ann.
                                    Balance    Income/    Yield or   Balance     Income/    Yield or
                                              Expense(1)    Rate                 Expense(1)  Rate
Assets:
  Earning assets:
   Loans, net of unearned income    $278,918    $12,581     9.02%    $239,738     $10,459    8.73%
     Securities:
     Taxable                         123,951      3,673     5.93      131,621       3,850    5.85
     Tax-exempt                       16,203        583     7.20       14,657         536    7.31
   Federal funds sold and
     securities purchased under
     agreement to resell               5,398        153     5.67       26,145         625    4.78
   Other earning assets                    0          0        -            0           0       -
      Total earning assets           424,470     16,990     8.01      412,161      15,470    7.51
    Other assets                      31,678                           28,519
      Total assets                  $456,148                         $440,680

Liabilities and stockholders equity
   Interest-bearing liabilities:
   Interest-bearing deposits        $296,540      6,110     4.12     $291,218       5,661    3.89
   Federal funds purchased and
    securities sold under
    agreement to repurchase           28,864        672     4.66       32,803         672    4.10
   Other short-term borrowings         5,070        139     5.48        1,311          30    4.58
       Total interest-bearing
         liabilities                $330,474    $ 6,921     4.19     $325,332     $ 6,363    3.91
Noninterest-bearing deposits          77,064                           70,650
   Other liabilities                   3,381                            2,381
   Stockholders' equity               45,229                           42,317
         Total liabilities and
           stockholders' equity     $456,148                         $440,680
   Net interest income as a percent
     of total earning assets        $424,470    $10,069     4.74     $412,161     $ 9,107    4.42

(1)  Tax-equivalent adjustment
     based on a 34% tax rate                    $   198              $    182

Ratios:
Annualized return on average total assets                     1.43     1.35
Annualized return on average stockholders' equity            14.44    14.01
Cash dividends declared as a percent of net income               0        0
Average stockholders' equity as a percent of:
    Average total assets                                      9.92     9.60
    Average total deposits                                   12.11    11.69
    Average loans, net of unearned income                    16.22    17.65
Average earning assets as a percent of
average total assets                                         93.06    93.53

                                                        CNB Corporation and Subsidiary
                                                         Rate/Volume Variance Analysis
                                             For the Three Months Ended June 30, 2000 and 1999
                                                            (Dollars in Thousands)
                                                                                                                              Change
                              Average  Average                             Interest     Interest              Change  Change  Due To
                               Volume   Volume   Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid             Due to  Due To  Rate X
                                2000     1999     2000  (1)   1999  (1)    2000 (1)     1999 (1)    Variance   Rate   Volume  Volume
Earning Assets:

Loans, Net of unearned
  income (2)                  285,963   245,927      9.02%      8.72%       6,448        5,362        1,086     184     873     29
Investment securities:
  Taxable                     119,929   131,552      6.03%      5.84%       1,808        1,921         (113)     62    (170)    (5)
  Tax-exempt                   16,203    14,568      7.18%      7.22%         291          263           28      (1)     29      -
Federal funds sold and
 securities purchased under
  agreement to resell           2,803    28,216      6.14%      4.86%          43          343         (300)     90    (309)   (81)
Other earning assets                0         0         -          -            0            0            -       -       -      -

Total Earning Assets          424,898   420,263      8.09%      7.51%       8,590        7,889          701     335     423    (57)

Interest-bearing Liabilities:

Interest-bearing deposits     291,881   296,121      4.17%      3.85%       3,045        2,852          193     237     (41)    (3)
Federal funds purchased and
 securities sold under
  agreement to repurchase      28,716    32,479      4.78%      4.13%         343          335            8      53     (39)    (6)
Other short-term  borrowings    8,545     1,558      5.29%      4.11%         113           16           97       6      721     9

Total Interest-bearing
  Liabilities                 329,142   330,158      4.25%      3.88%       3,501        3,203          298     296       (8)   10
Interest-free Funds
 Supporting Earning Assets     95,756    90,105

Total Funds Supporting
Earning Assets                424,898   420,263      3.30%      3.05%       3,501        3,203          298     296       (8)   10

Interest Rate Spread                                 3.84%      3.63%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
   Assets                                             .95%       .83%

Net Yield on Earning Assets                          4.79%      4.46%       5,089        4,686

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                                                          CNB Corporation and Subsidiary
                                                           Rate/Volume Variance Analysis
                                                 For the Six Months Ended June 30, 2000 and 1999
                                                               (Dollars in Thousands)
                                                                                                                             Change
                                 Average  Average                           Interest     Interest              Change Change Due To
                                  Volume   Volume  Yield/Rate  Yield/Rate  Earned/Paid  Earned/Paid            Due to Due To Rate X
                                   2000     1999    2000  (1)  1999  (1)    2000 (1)     1999 (1)    Variance   Rate  Volume Volume
Earning Assets:

Loans, Net of unearned
  income (2)                     278,918  239,738     9.02%      8.73%        12,581       10,459      2,122     347   1,710   65
Investment securities:
  Taxable                        123,951  131,621     5.93%      5.85%         3,673        3,850       (177)     52    (224)  (5)
  Tax-exempt                      16,203   14,657     7.20%      7.31%           583          536         47      (8)     56   (1)
Federal funds sold and
 securities purchased under
  agreement to resell              5,398   26,145     5.67%      4.78%           153          625       (472)    116    (496) (92)
Other earning assets                   0        0        -          -              0            0          -       -       -    -

Total Earning Assets             424,470  412,161     8.01%      7.51%        16,990       15,470      1,520     507   1,046  (33)

Interest-bearing Liabilities:

Interest-bearing deposits        296,540  291,218    4.12%       3.89%         6,110        5,661        449     335     104   10
Federal funds purchased and
 securities sold under
  agreement to repurchase         28,864   32,803    4.66%       4.10%           672          672          0      92     (81) (11)
Other short-term borrowings        5,070    1,311    5.48%       4.58%           139           30        109       6      86   17

Total Interest-bearing
  Liabilities                    330,474  325,332    4.19%       3.91%         6,921        6,363        558     433     109   16
Interest-free Funds
 Supporting Earning Assets        93,996   86,829

Total Funds Supporting
Earning Assets                   424,470  412,161    3.27%       3.09%         6,921        6,363        558     433     109   16

Interest  Rate  Spread                               3.82%       3.60%
Impact of Non-interest-bearing
 Funds on Net Yield on Earning
   Assets                                             .92%        .82%

Net  Yield  on Earning Assets                        4.74%       4.42%        10,069        9,107

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

The provision for possible loan losses was $240 for the three-month period ended June 30, 2000 and $180 for the three-month period ended June 30, 1999. Net loan charge-offs/(recoveries) totaled $87 for the three-month period ended June 30, 2000 and $2 for the same period in 1999.

The provision for possible loan losses was $480 for the six-month period ended June 30, 2000 and $330 for the six-month period ended June 30, 1999. Net loan charge-offs/(recoveries) totaled $103 for the six-month period ended June 30, 2000 and $85 for the same period in 1999.

The reserve for possible loan losses as a percentage of net loans was 1.34% at June 30, 2000 and 1.36% at June 30, 1999. The increased provision during the six-month period ended June 30, 2000 was due to continued strong loan growth during 2000.

Securities  Transactions  - The Bank  had  no  security  sales during  the
first half of 2000 or 1999.  At  June  30,  2000, December   31,   1999,  and
June  30,   1999   market   value appreciation/(depreciation) in the securities
portfolio totaled $(2,463), $(2,121), and $(935). As indicated, market value has decreased in 1999 and 2000 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 12.6% from $1,016 for the three-month period ended June 30, 1999 to $1,144 for the three-month period ended June 30, 2000.

Other   income,   net   of   any  gains/losses   on   security transactions,
increased by 13.0% from $1,922 for the six-month period ended June 30, 1999 to $2,171 for the six-month period ended June 30, 2000.

This increase in the three-month and six-month period ended June 30, 2000 was due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 8.2% from $3,124 for the three-month period ended June 30, 1999 to $3,379 for the three-month period
ended June  30,  2000.    The  major components  of  other expenses are salaries
and employee benefits which increased 8.0% from $1,866 to $2,015; occupancy expense which increased 6.3% from $446 to $474; and other operating expenses which increased by 9.6% from $812 to $890.

Other expenses increased by 10.3% from $6,086 for the six-month period ended June 30, 1999 to $6,711 for the six-month period ended June 30, 2000. The major components of other expenses are salaries and employee benefits which increased 9.1% from $3,709 to $4,046; occupancy expense which increased 10.8% from $835 to $925; and other operating expense which increased by 12.8% from $1,542 to $1,740.

The increase in the three-month and six-month period ended June 30, 2000 salaries and employee benefits and occupancy expense was due to the opening of the new "Murrells Inlet Office" in the spring of 2000 and increases in the cost to provide employee benefits - particularly health insurance coverage. Other operating expenses have shown an increase due to higher credit card department related costs to support the strong growth in merchant discount income.

Income Taxes - Provisions for income taxes increased 5.6% from $771 for the three-month period ended June 30, 1999 to $814 for the three-month period ended June 30, 2000. Income before income taxes less interest on tax-exempt investment securities increased by 8.8% from $2,135 for the three-month period
ended June 30, 1999 to $2,323 for the same period in 2000.   State tax liability
increased as income before income taxes increased 8.9% from $2,309 to $2,515 during the same period.

Provisions for income taxes increased 8.2% from $1,465 for the six-month period ended June 30, 1999 to $1,585 for the six-month period ended June 30, 2000. Income before income taxes less interest on tax-exempt investment securities increased by 9.5% from $4,077 for the six-month period ended June 30, 1999 to $4,466 for the same period in 2000 and state tax liability increased as income before income taxes increased 9.5% from $4,431 to $4,851 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $46,836, $43,712, $41,201 and $37,717 at June 30, 2000, December 31, 1999, December 31, 1998, and December 31, 1997,
representing 9.87%, 9.59%, 9.66%, and 9.90% of total assets, respectively. At June 30, 2000, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ACCOUNTING ISSUES

In June 1998, the FASB issued SFAS 133 as amended, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15,
2000.   Because the Company does not use derivative transactions at this time, management does not expect that this standard will have a significant effect on the Company.

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


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the mainoffice building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 9, 2000.

The  purpose  of  the Annual Meeting was to:  (1)  elect  four Directors; and
(2) ratify the appointment of Elliott, Davis, and Company, Certified Public Accountants, as the Company's independent public accountant for the fiscal year ending December 31, 2000.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 400,861 of the 596,494 shares issued present or represented by proxy and all shares were voted for the election of the four Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott, Davis, and Company as the Company's 2000 independent public accountant.

                        EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

                              EXHIBIT INDEX
Exhibit
Number


   27 Financial Data Schedule - Article 9 Financial Data Schedule for 10-Q for electronic filers (pages 25 and 26).

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



Date:  August 11, 2000