Form 10-Q
period 2000-09-30
CNB CORP /SC/
filed 2000-11-14
CIK 764581

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     September 30, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to

For Quarter Ended September 30, 2000  Commission file number:  2-96350

                                  CNB Corporation
             (Exact name of registrant as specified in its charter)

South Carolina                                 57-0792402
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29526
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (843) 248-5721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No    .

The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 2000 was 715,812.


CNB Corporation
                                                                        Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 2000,         1
           December 31, 1999 and September 30, 1999

           Consolidated Statement of Income for the Three Months         2
           and Nine Months Ended September 30, 2000 and 1999

           Consolidated Statement of Comprehensive Income                3
           for the Three Months and Nine Months Ended
           September 30, 2000 and 1999

           Consolidated Statement of Changes in Stockholders'            4
           Equity for the Nine Months Ended September 30, 2000
           and 1999

           Consolidated Statement of Cash Flows for the Nine Months      5
           Ended September 30, 2000 and 1999

           Notes to Consolidated Financial Statements                 6-13

Item 2.    Management's Discussion and Analysis of Financial         14-23
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             24

SIGNATURE                                                                24


CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $43,160 at
       Sept. 30, 2000, $54,430 at
       December 31, 1999, and $59,075
       at Sept. 30, 1999)
    Securities Available for Sale
      (Amortized cost of $89,651 at
       Sept. 30, 2000, $90,834 at
       December 31, 1999, and $89,760
       at Sept. 30, 1999)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Gross Loans
       Less unearned income
         Loans, net of unearned income
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2000 and 1999; issued 718,246
       in 2000 and 598,687 in 1999
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

Sept. 30, 2000 $ 18,248 0 43,365 88,592 14,125 288,318 (74) 288,244 (3,843) 284,401 8,819 8,424 465,974 74,782 301,572 376,354 30,194 7,454 2,896 416,898 7,182 34,732 8,021 (636) (223) 49,076 465,974

December 31,
 1999
$ 20,259
0
54,868

89,151

11,150

267,416
    (275)
 267,141

  (3,451)
263,690
8,504
   8,080
 455,702

72,728
 302,775
 375,503

27,477
3,809
   5,201
 411,990

5,987
24,546
14,467
(1,011)

    (277)
  43,712

 455,702

Sept 30, 1999 $ 17,252 0 59,024 88,863 35,925 257,120 (410) 256,710 (3,433) 253,277 8,217 7,563 470,121 77,157 304,384 381,541 36,183 5,091 2,407 425,222 5,987 24,546 15,156 (539) (251) 44,899 470,121


CNB Corporation and Subsidiary
Consolidated Statement of Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Interest Income:
  Interest and fees on loans
  Interest on investment securities:
    Taxable investment securities
    Tax-exempt investment securities
    Other securities
  Interest on federal funds sold and securities
    purchased under agreement to resell
      Total interest income
Interest Expense:
  Interest on deposits
  Interest on federal funds purchased and securities
    sold under agreement to repurchase
  Interest on other short-term borrowings

      Total interest expense
  Net interest income
  Provision for possible loan losses

  Net interest income after provision for possible
    loan losses
  Other income:
    Service charges on deposit accounts
    Gains/(Losses) on securities
    Other operating income
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

   *Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

   *Restated for a 20% stock dividend issued during
    2000.

Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
2000 $ 6,543 1,705 189 28 181 8,646 3,340 387 64 3,791 4,855 170 4,685 688 0 534 1,222 2,013 434 991 3,438 2,469 804 1,665 $ 2.32 $ 0 $ 68.56 715,746 715,812	1999 $ 5,589 1,974 178 14 428 8,183 3,025 334 21 3,380 4,803 200 4,603 634 0 492 1,126 1,852 401 891 3,144 2,585 843 1,742 $ 2.43 $ 0 $ 62.76 716,530 715,444	2000 $ 19,124 5,328 574 78 334 25,438 9,450 1,059 203 10,712 14,726 650 14,076 2,056 0 1,337 3,393 6,059 1,359 2,731 10,149 7,320 2,389 4,931 $ 6.89 $ 0 $ 68.56 715,746 715,812	1999 $ 16,048 5,821 532 17 1,053 23,471 8,686 1,006 51 9,743 13,728 530 13,198 1,873 0 1,175 3,048 5,561 1,236 2,433 9,230 7,016 2,308 4,708 $ 6.57 $ 0 $ 62.76 716,530 715,444


CNB Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	$1,665	$1,742	$4,931	$4,708
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	494	86	375	(964)
Net Comprehensive Income	$2,159	$1,828	$5,306	$3,744


CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Stock Dividend Balance at end of period	Nine Months Ended September 30,
	2000	1999
	5,987 None 1,195 7,182	5,987 None None 5,987
Surplus: Balance, January 1 Issuance of Common Stock Stock Dividend Gain on sale of Treasury stock Balance at end of period	24,546 None 10,163 23 34,732	24,538 None None 8 24,546
Undivided profits: Balance, January 1 Net Income Stock Dividend Cash dividends declared Balance at end of period	14,467 4,931 (11,377) None 8,021	10,448 4,708 None None 15,156
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	(1,011) 375 (636)	425 (964) (539)

Treasury stock:
Balance, January 1
(2,722 shares in 2000; 2,066 shares in 1999)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(2,434 shares in 2000; 2,478 shares in 1999)

Total stockholders' equity

	(277) (156) 210 (223) 49,076	(197) (193) 139 (251) 44,899

Note:  Columns may not add due to rounding


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the nine-month period ended September 30, 2000 1999
	$ 4,931 393 650 99 0 (388) (55) (44)	$ 4,708 394 530 (1,030) 0 (315) 75 (1,505)
Net cash provided by operating activities	5,586	2,857

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities of investment
   securities held to maturity
  Proceeds from maturities of investment
   securities available for sale
  Purchase of investment securities held to
   maturity
  Purchase of investment securities
   available for sale
  Decrease (increase) in interest-bearing
    deposits in banks
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	0 11,510 6,100 0 (5,548) 0 (2,975) (21,103) (708)	0 10,294 13,719 (8,670) (22,000) 0 (8,825) (27,581) (1,353)
Net cash provided by (used for) investing activities	(12,724)	(44,416)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,086) 851 2,717 3,645	(2,090) 35,429 3,665 3,943

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, SEPT. 30, 2000 AND 1999

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	5,127 (2,011) 20,259 $ 18,248 $ 11,017 $ 2,420	40,947 (612) 17,864 $ 17,252 $ 9,736 $ 2,310


CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the dividend-adjusted weighted average number of common shares outstanding, 715,746 for the nine-month period ended September 30, 2000 and 716,530 for the nine-month period ended September 30, 1999.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 2000 and for the years ended December 31, 1999 and 1998 were approximately $8,905, $8,300, and $6,839, respectively.

                                               6


NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $77,860 at September 30, 2000 and $82,325 at December 31, 1999 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2000 and at December 31, 1999.
AVAILABLE FOR SALE United States Treasury Within one year One to five years	September 30, 2000 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 2,996 11,078 14,074	$ - 1 1	$ 4 62 66	$ 2,992 11,017 14,009	6.23% 6.05 6.09
Federal agencies Within one year One to five years	21,488 49,582 71,070	1 10 11	83 963 1,046	21,406 48,629 70,035	5.74 5.89 5.84
State, county and municipal One to five years Six to ten years After ten years Other Securities (Equity) Total available for sale	259 1,754 1,100 3,113 1,394 $89,651	- 21 22 43 - $ 55	- 2 - 2 - $1,114	259 1,773 1,122 3,154 1,394 $88,592	6.81 6.80 7.54 7.06 - 5.92%
HELD TO MATURITY United States Treasury Within one year One to five years	1,007 1,007	- -	8 8	999 999	5.76 5.76
Federal agencies Within one year One to Five years	14,034 15,096 29,130	8 8	46 171 217	13,996 14,925 28,921	6.42% 6.27 6.35
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,290 6,573 4,365 13,228 $43,365	15 19 46 80 $ 88	1 22 45 68 $ 293	2,304 6,570 4,366 13,240 $43,160	7.68% 6.16 6.52 6.55 6.39%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(636) as of September 30, 2000.

                                             7

NOTE 3 - INVESTMENT SECURITIES (Continued)
AVAILABLE FOR SALE United States Treasury Within one year One to five years	December 31, 1999 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 4,984 10,117 15,101	$ 11 - 11	$ 10 114 124	$ 4,985 10,003 14,988	6.38% 5.99% 6.12%
Federal agencies Within one year One to five years	11,461 61,746 73,207	- 5 5	38 1,533 1,571	11,423 60,218 71,641	5.96% 5.79% 5.82%
State, county and municipal One to five years	1,132	1	5	1,128	6.96%
Other-restricted Federal Reserve Bank Stock Total available for sale	1,394 $90,834	- $ 17	- $1,700	1,394 $89,151	6.96% 5.80%
HELD TO MATURITY United States Treasury Within one year One to five years	3,000 1,012 4,012	5 - 5	- 14 14	3,005 998 4,003	6.54% 5.76% 6.35%
Federal agencies Within one year One to five years	7,613 28,188 35,801	- 25 25	11 368 379	7,602 27,845 35,447	6.30% 6.36% 6.35%
State, county and municipal Within one year One to five years Six to ten years After ten years Total held to maturity	1,759 8,342 4,315 639 15,055 $54,868	12 42 17 1 72 $ 102	- 49 78 20 147 $ 540	1,771 8,335 4,254 620 14,980 $54,430	8.60% 6.50% 6.69% 5.56% 6.76% 6.46%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(1,011) as of December 31, 1999.

                                              8
NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2000 and December 31, 1999 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less unearned income
       Less reserve for loan losses
         Net loans

September 30, December 31, 2000 1999
$186,426 21,048 43,952 33,759 1,470 1,663 288,318 (74) (3,843) 284,401	$163,614 21,013 45,742 33,864 1,447 1,736 267,416 (275) (3,451) 263,690


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended and nine-month period ended September 30, 2000 and 1999 and the year ended December 31, 1999 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Nine Months Ended Sept. 30, Sept. 30, December 31, 2000 1999 2000 1999 1999
	$ 3,828 49 48 116 $ 213 $ 12 0 46 $ 58 $ 155 $ 170 $ 3,843	$ 3,377 105 0 110 $ 215 $ 17 10 44 $ 71 $ 144 $ 200 $ 3,433	$ 3,451 79 97 295 $ 471 $ 79 19 115 $ 213 $ 258 $ 650 $ 3,843	$ 3,132 189 0 330 $ 519 $ 99 21 170 $ 290 $ 229 $ 530 $ 3,433	$ 3,132 254 3 559 $ 816 $ 103 21 216 $ 340 $ 476 $ 795 $ 3,451
Ratio of net charge-offs during the period to average loans outstanding during the period	.05%	.06%	.09%	.10%	.19%

The entire balance is available to absorb future loan losses.

At September 30, 2000 and December 31, 1999 loans on which no interest was being accrued totalled approximately $365 and $527, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $179 and $142, respectively.

OTHER INTEREST-BEARING ASSETS

As of September 30, 2000, the Company does not have any other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

                                              10

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2000 and December 31, 1999 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	September 30 2000 $ 10,469 5,825 979 $ 17,273 8,454 $ 8,819	December 31, 1999 $ 10,460 5,635 469 $ 16,564 8,060 $ 8,504

     Depreciation and amortization of bank premises and equipment charged to operating expense was $131 and $393 for the quarter ended and the nine month period ended September 30, 2000, respectively and $576 for the year ended December 31, 1999.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2000 and December 31, 1999, certificates of deposit of $100,000 or more included in time deposits totaled approximately $64,913 and $71,309 respectively. Interest expense on these deposits was approximately $975 and $2,746 for the quarter ended and the nine-month period ended September 30, 2000 and $3,513 for the year ended December 31, 1999.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2000 and December 31, 1999, securities sold under repurchase agreements totaled approximately $30,194 and $27,477. U.S. Government securities with a book value of $38,570 ($38,116 market value) and $34,588 ($34,121 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 5.04 percent and 4.34 percent at September 30, 2000 and December 31, 1999.

NOTE 8 - LINES OF CREDIT

     At September 30, 2000, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $7,828 at September 30, 2000. The amount outstanding under the note totaled $2,454 and $3,809 at September 30, 2000 and December 31, 1999, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $70 million secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. An advance of $5,000 and $0 was outstanding at September 30, 2000 and December 31, 1999, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 2000 and September 30, 1999 on pretax income of $2,469 and $2,585 totalled $804 and $843 respectively. Income tax expense for the nine-month period ended September 30, 2000 and September 30, 1999 on pretax income of $7,320 and $7,016 totalled $2,389 and $2,308 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.
                                         11

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 2000.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 2000, commitments to extend credit totalled $24,297; financial standby letters of credit totalled $670; and performance standby letters of credit totalled $441. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 2000 and years ended December 31, 1999, 1998 and 1997, $109, 336, $423, $378, and $361, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 2000:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg. assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$50,403 46,714 46,714	17.08% 15.83 10.07	$23,609 11,805 18,560	8.0% 4.0 4.0	$29,512 17,707 23,200	10.0% 6.0 5.0


NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET SEPTEMBER 30, 2000 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,170 46,078 791 37 $ 49,076
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 49,076 $ 49,076
CONDENSED STATEMENT OF INCOME For the nine-month period ended September 30, 2000 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 4,969 1 (39) $ 4,931

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

                                              13

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 12.3% from $256,710 at September 30, 1999 to $288,244 at September 30, 2000 and have increased as a percentage of total assets from 54.6% to 61.9% over the same period as loan demand remains strong in our market. Securities and federal funds sold have decreased as a percentage of total assets from 39.1% at September 30, 1999 to 31.3% at September 30, 2000 as we have utilized funds in the lending area. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively no n-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 16.4% at September 30, 1999 to 16.1% at September 30, 2000 as more customers, both business and personal, are attracted to interest-bearing deposit accounts. We expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have remained constant at 64.7% of total assets at September 30, 1999 and 2000 while securities sold under agreement to repurchase have decreased from 7.7% to 6.5% over the same period. Other short-term borrowings have increased from 1.1% of total assets at September 30, 1999 to 1.6% at September 30, 2000 due primarily to a $5,000 FHLB advance outstanding at September 30, 2000.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 2000 and 1999:

Assets:
   Earning assets:
   Loans, net of unearned income
   Investment securities
   Securities Available for Sale
   Federal funds sold and securities purchased
     under agreement to resell
   Other earning assets
      Total earning assets
   Other assets
      Total assets

September 30, 2000 1999
61.9% 9.3 19.0 3.0 - 93.2 6.8 100.0%	54.6% 12.6 18.9 7.6 - 93.7 6.3 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

64.7% 6.5 1.6 72.8 16.1 .6 10.5 100.0%	64.7% 7.7 1.1 73.5 16.4 .5 9.6 100.0%


RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 2000 and 1999 of $1,665 and $1,742, respectively, resulting in a return on average assets of 1.43% and 1.48% and a return on average stockholders' equity of 14.43% and 15.89%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2000 and 1999 of $4,931 and $4,708, respectively, resulting in a return on average assets of 1.43% and 1.39% and a return on average stockholders' equity of 14.24% and 14.66%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets increased $50,634 or 12.1% from $419,487 at September 30, 1998 to $470,121 at September 30, 1999 but decreased $4,417 or .9% to $465,974 at September 30, 2000 due to the loss of additional deposits tied to Y2K concerns. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2000 and September 30, 1999:

CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share*
Cash dividends declared
   Per Share*
Total assets
Total deposits
Loans, net of unearned income
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share*
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

*Restated for a 20% stock dividend
 issued during 2000.

Three-Month Period Ended September 30, Percent Increase 2000 1999 (Decrease)			Nine-Month Period Ended September 30, Percent Increase 2000 1999 (Decrease)
4,685 2,469 1,665 2.32 0 0 465,974 376,354 288,244 131,957 49,076 68.56 1.43% 14.43%	4,603 2,585 1,742 2.43 0 0 470,121 381,541 256,710 147,887 44,899 62.76 1.48% 15.89%	1.8% (4.5) (4.4) (4.5) - - (.9)% (1.4) 12.3 (10.8) 9.3 9.2 (3.4)% (9.2)%	14,076 7,320 4,931 6.89 0 0 465,974 376,354 288,244 131,957 49,076 68.56 1.43% 14.24%	13,198 7,016 4,708 6.57 0 0 470,121 381,541 256,710 147,887 44,899 62.76 1.39% 14.66%	6.7% 4.3 4.7 4.9 - - (.9)% (1.4) 12.3 (10.8) 9.3 9.2 2.9% (2.9)%

(1)  For the three-month period ended September 30, 2000 and September 30, 1999, average total assets amounted to $464,824 and $471,703 with average stockholders' equity totaling $48,010 and $43,856, respectively. For the nine-month period ended September 30, 2000 and September 30, 1999, average total assets amounted to $459,040 and $451,021 with average stockholders' equity totaling $46,156 and $42,830, respectively.


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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 2000 and 1999 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 1.2% increase from $4,895 for the three-month period ended September 30, 1999 to $4,953 for the three-month period ended September 30, 2000. During the same period, total fully-tax-equivalent interest income increased by 5.7% from $8,275 to $8,744 and total interest expense increased by 12.2% from $3,380 to $3,791. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .13% from 4.45% for the three-month period ended September 30, 1999 to 4.58% for the three-month period ended September 30, 2000.

Fully-tax-equivalent net interest income showed a 7.3% increase from $14,002 for the nine-month period ended September 30, 1999 to $15,022 for the nine-month period ended September 30, 2000. During the same period, total fully-tax-equivalent interest income increased by 8.4% from $23,745 to $25,734 and total interest expense increased by 9.9% from $9,743 to $10,712. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .26% from 4.43% for the nine-month period ended September 30, 1999 to 4.69% for the nine-month period ended September 30, 2000.

The tables on the following four pages present selected financial data and an analysis of net interest income.

                                        16
CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell
   Other earning assets
      Total earning assets
  Other assets
      Total assets

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits
   Federal funds purchased and
    securities sold under
    agreement to repurchase
   Other short-term borrowings
       Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
         Total liabilities and
           stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Three Months Ended 9/30/00 Three Months Ended 9/30/99 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$288,137 116,949 16,128 11,728 0 432,942 31,882 $464,824 $297,932 32,539 2,760 $333,231 80,634 2,949 48,010 $464,824 $432,942	$ 6,543 1,733 287 181 0 8,744 3,340 387 64 $ 3,791 $ 4,953 $ 98	9.08% 5.93 7.12 6.17 - 8.08 4.48 4.76 9.28 4.55 4.58	$253,589 135,443 14,882 36,198 0 440,112 31,591 $471,703 $311,450 32,260 1,932 $345,642 79,476 2,729 43,856 $471,703 $440,112	$ 5,589 1,988 270 428 0 8,275 $ 3,025 334 21 $ 3,380 $ 4,895 $ 92	8.82% 5.87 7.26 4.73 - 7.52 3.89 4.14 4.35 3.91 4.45

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.43 14.43 0 10.33 12.68 16.66 93.14	1.48 15.89 0 9.30 11.22 17.29 93.30

                                                 17
CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell
   Other earning assets
      Total earning assets
  Other assets
      Total assets

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits
   Federal funds purchased and
    securities sold under
    agreement to repurchase
   Other short-term borrowings
       Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
         Total liabilities and
           stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Nine Months Ended 9/30/00 Nine Months Ended 9/30/99 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$281,991 121,617 16,178 7,508 0 427,294 31,746 $459,040 $297,004 30,089 4,300 $331,393 78,254 3,237 46,156 $459,040 $427,294	$ 19,124 5,406 870 334 0 25,734 9,450 1,059 203 $ 10,712 $ 15,022 $ 296	9.04% 5.93 7.17 5.93 - 8.03 4.24 4.69 6.29 4.31 4.69	$244,355 132,895 14,732 29,496 0 421,478 29,543 $451,021 $297,962 32,622 1,518 $332,102 73,592 2,497 42,830 $451,021 $421,478	$ 16,048 5,838 806 1,053 0 23,745 $ 8,686 1,006 51 $ 9,743 $ 14,002 $ 274	8.76% 5.86 7.29 4.76 - 7.51 3.89 4.11 4.48 3.91 4.43

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.43 14.24 0 10.05 12.30 16.37 93.08	1.39 14.66 0 9.50 11.53 17.53 93.45


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2000 and 1999
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2000 288,137 116,949 16,128 11,728 0 432,942 297,932 32,539 2,760 333,231 99,711 432,942	Average Volume 1999 253,589 135,443 14,882 36,198 0 440,112 311,450 32,260 1,932 345,642 94,470 440,112	Yield/Rate 2000 (1) 9.08% 5.93% 7.12% 6.17% - 8.08% 4.48% 4.76% 9.28% 4.55% 3.50% 3.53% 1.05% 4.58%	Yield/Rate 1999 (1) 8.82% 5.87% 7.26% 4.73% - 7.52% 3.89% 4.14% 4.35% 3.91% 3.07% 3.61% .84% 4.45%	Interest Earned/Paid 2000 (1) 6,543 1,733 287 181 0 8,744 3,340 387 64 3,791 3,791 4,953	Interest Earned/Paid 1999 (1) 5,589 1,988 270 428 0 8,275 3,025 334 21 3,380 3,380 4,895	Variance 954 (255) 17 (247) 0 469 315 53 43 411 411	Change Due to Rate 165 20 (5) 130 - 310 459 50 24 533 533	Change Due to Volume 762 (271) 23 (289) - 225 (131) 3 9 (119) (119)	Change Due to Rate X Volume 27 (4) (1) (88) - (66) (13) - 10 (3) (3)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Nine Months Ended September 30, 2000 and 1999
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 Agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 Securities sold under
 Agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 Bearing Funds on Net Yield
 On Earning Assets

Net Yield on Earning Assets

Average Volume 2000 281,991 121,617 16,178 7,508 0 427,294 297,004 30,089 4,300 331,393 95,901 427,294	Average Volume 1999 244,355 132,895 14,732 29,496 0 421,478 297,962 32,622 1,518 332,102 89,376 421,478	Yield/Rate 2000 (1) 9.04% 5.93% 7.17% 5.93% - 8.03% 4.24% 4.69% 6.29% 4.31% 3.34% 3.72% .97% 4.69%	Yield/Rate 1999 (1) 8.76% 5.86% 7.29% 4.76% - 7.51% 3.89% 4.11% 4.48% 3.91% 3.08% 3.60% .83% 4.43%	Interest Earned/Paid 2000 (1) 19,124 5,406 870 334 0 25,734 9,450 1,059 203 10,712 10,712 15,022	Interest Earned/Paid 1999 (1) 16,048 5,838 806 1,053 0 23,745 8,686 1,006 51 9,743 9,743 14,002	Variance 3,076 (432) 64 (719) - 1,989 764 53 152 969 969	Change Due to Rate 513 70 (13) 259 - 829 795 142 21 958 958	Change Due to Volume 2,473 (496) 79 (785) - 1,271 (30) (78) 93 (15) (15)	Change Due to Rate X Volume 90 (6) (2) (193) - (111) (1) (11) 38 26 26

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.


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

The provision for possible loan losses was $170 for the three-month period ended September 30, 2000 and $200 for the three-month period ended September 30, 1999. Net loan charge-offs/(recoveries) totaled $155 or the three-month period ended September 30, 2000 and $144 for the same period in 1999.

The provision for possible loan losses was $650 for the nine-month period ended September 30, 2000 and $530 for the nine-month period ended September 30, 1999. Net loan charge-offs/(recoveries) totaled $258 for the nine-month period ended September 30, 2000 and $229 for the same period in 1999.

The reserve for possible loan losses as a percentage of net loans was 1.35% at September 30, 2000 and 1.36% at September 30, 1999. The increased provision during the nine-month period ended September 30, 2000 was due to continued strong loan growth during 2000.

Securities Transactions - The Bank had no security sales during the first nine months of 2000 or 1999. At September 30, 2000, December 31, 1999, and September 30, 1999 market value appreciation/(depreciation) in the securities portfolio totaled $(1,264), $(2,121), and $(846). As indicated, market value has decreased in 1999 and 2000 due to rising market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 8.5% from $1,126 for the three-month period ended September 30, 1999 to $1,222 for the three-month period ended September 30, 2000.

Other income, net of any gains/losses on security transactions, increased by 11.3% from $3,048 for the nine-month period ended September 30, 1999 to $3,393 for the nine-month period ended September 30, 2000.

This increase in the three-month period and nine-month period ended September 30, 2000 was due to an increase in deposit account volumes and higher merchant discount income.

Other Expenses - Other expenses increased by 9.4% from $3,144 for the three-month period ended September 30, 1999 to $3,438 for the three-month period ended September 30, 2000. The major components of other expenses are salaries and employee benefits which increased 8.7% from $1,852 to $2,013; occupancy expense which increased 8.2% from $401 to $434; and other operating expenses which increased by 11.2% from $891 to $991.

Other expenses increased by 4.3% from $7,016 for the nine-month period ended September 30, 1999 to $7,320 for the nine-month period ended September 30, 2000. The major components of other expenses are salaries and employee benefits which increased 9.0% from $5,561 to $6,059; occupancy expense which increased 10.0% from $1,236 to $1,359; and other operating expense which increased by 12.2% from $2,433 to $2,731.

                                         21
The increase in the three-month and nine-month period ended September 30, 2000 salaries and employee benefits and occupancy expense was due to the opening of the new "Murrells Inlet Office" in the spring of 2000 and increases in the cost to provide employee benefits - particularly health insurance coverage. Other operating expenses have shown an increase due to higher credit card department related costs to support the strong growth in merchant discount income.

Income Taxes - Provisions for income taxes decreased 4.6% from $843 for the three-month period ended September 30, 1999 to $804 for the three-month period ended September 30, 2000. Income before income taxes less interest on tax-exempt investment securities decreased by 5.3% from $2,407 for the three-month period ended September 30, 1999 to $2,280 for the same period in 2000. State tax liability increased as income before income taxes decreased 4.5% from $2,585 to $2,469 during the same period.

Provisions for income taxes increased 3.5% from $2,308 for the nine-month period ended September 30, 1999 to $2,389 for the nine-month period ended September 30, 2000. Income before income taxes less interest on tax-exempt investment securities increased by 4.0% from $6,484 for the nine-month period ended September 30, 1999 to $6,746 for the same period in 2000 and state tax liability increased as income before income taxes increased 4.3% from $7,016 to $7,320 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $49,076, $43,712, $41,201 and $37,717 at September 30, 2000, December 31, 1999, December 31, 1998, and December 31, 1997, representing 10.53%, 9.59%, 9.66%, and 9.90% of total assets, respectively. At September 30, 2000, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 20% stock dividend on September 11, 2000. The Board increased the $3.00 per share annual cash dividend paid at year-end 1997 to $3.50 per share at year-end 1998 which increased the cash dividend payout ratio and cash dividend yield.


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


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

                                    CNB Corporation
                                    (Registrant)

                                    Paul R. Dusenbury
                                    ________________________________________ _
                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)

Date: November 13, 2000
