Form 10-K405
period 2000-12-31
CNB CORP /SC/
filed 2001-03-19
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000.

                                       or

                 Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [No Fee Required]

                 For the Transition Period From            to             .

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

                                                    Name of each exchange
Title of each class                                of which registered

Common Stock, par value $10.00 per share                                None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of February 28, 2001, 714,671 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately $71,467,100.

No Documents have been incorporated by reference.


TABLE OF CONTENTS

PART I
Page
ITEM 1 ITEM 2 ITEM 3 ITEM 4	Description of Business and Supplementary Data Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1-22 23 23 24

PART II
ITEM 5 ITEM 6 ITEM 7 ITEM 8 ITEM 9

Market for the Registrant's Common Stock and Related Security Holder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Statements
Disagreements on Accounting and Financial Disclosure

24 25 26-32 33-56 56

PART III
ITEM 10 ITEM 11 ITEM 12 ITEM 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	57-61 62-65 66 66

PART IV
ITEM 14	Exhibits, Financial Statement Schedules, Notes to Financial Statements, and Reports on Form 8-K	67


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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South Carolina. The Bank became a national bank operating as The Conway National Bank in 1914. On June 10, 1985, the Bank was reorganized into a bank holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened: Coastal Centre in Conway, Horry County, (1969); Surfside in Surfside Beach, Horry County, (1971); Northside, north of Myrtle Beach, Horry County, (1977); Red Hill in Conway, Horry County, (1981); Socastee, in the southern portion of Myrtle Beach, Horry County, (1986); Aynor in the Town of Aynor, Horry County, (1991), Myrtle Beach in the City of Myrtle Beach, Horry County, (1995), West Conway, in Conway, Horry County, (1998) and Murrells Inlet in Murrells Inlet, Georgetown County, (2000). The Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office was expanded in 1980. The Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 210 full-time-equivalent employees at its principal office and ten branch offices.


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

COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, two state-wide banks, four locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Bank of America, Centura Bank, First Union National Bank, First Citizens Bank and Trust Company, Branch Bank and Trust and Wachovia, N.A.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, and Beach First National Bank. In addition, two thrift institutions have offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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


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

The Gramm-Leach-Bliley Financial Modernization Act of 1999, effective March 11, 2000, allows bank holding companies to elect to be treated as financial holding companies. Financial holding companies may engage in a broad range of securities, insurance, and other financial activities.

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


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

Under the Gramm-Leach-Bliley Act, the Company may elect to be treated as a financial holding company which would allow the Company to engage in a broad range of securities, insurance, and other financial activities.

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


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


DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 2000, has 718,246 shares issued and 714,990 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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


SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

CNB CORPORATION
QUARTERLY SHAREHOLDER INFORMATION
(All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter
First Quarter		Second Quarter		Third Quarter		Fourth Quarter

Total interest income
Total interest expense
Net interest income
Provision for possible
 loan losses
Total other operating income
Total other operating expenses
Income before income taxes
Income taxes
Net Income
Net income per weighted
   average shares outstanding

2000 $8,301 3,420 4,881 240 1,027 3,332 2,336 771 $1,565 $ 2.19	1999 $7,488 3,160 4,328 150 906 2,962 2,122 694 $1,428 $ 1.99	2000 $8,491 3,501 4,990 240 1,144 3,379 2,515 814 $1,701 $ 2.38	1999 $7,800 3,203 4,597 180 1,016 3,124 2,309 771 $1,538 $ 2.15	2000 $8,646 3,791 4,855 170 1,222 3,438 2,469 804 $1,665 $ 2.32	1999 $8,183 3,380 4,803 200 1,126 3,144 2,585 843 $1,742 $ 2.43	2000 $8,837 4,113 4,724 170 1,169 3,812 1,911 531 $1,380 $ 1.93	1999 $8,272 3,301 4,971 265 1,259 3,800 2,165 768 $1,397 $ 1.96

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


CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/00 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$284,431 118,983 16,344 11,022 $430,780 31,580 $462,360 $299,460 30,953 4,206 $334,619 77,180 3,536 47,025 $462,360 $430,780	$ 25,771 7,045 1,167 689 $34,672 13,082 1,470 273 $ 14,825 $ 19,847 $ 397	9.06% 5.92 7.14 6.25 8.05 4.37 4.75 6.49 4.43 4.61%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

1.36% 13.42 39.66 10.17 12.49 16.53 93.17%

 (2) The Company had no out-of-period adjustments or foreign activities.Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $305 as of December 31, 2000 are included in loans, net of unearned income, for purpose of this analysis.


CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/99 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$248,616 132,136 14,980 27,883 $423,615 29,956 $453,571 $298,789 32,555 1,644 $332,988 74,385 3,052 43,146 $453,571 $423,615	$ 21,869 7,754 1,089 1,401 $32,113 11,616 1,351 77 $ 13,044 $ 19,069 $ 370	8.80% 5.87 7.27 5.02 7.58 3.89 4.15 4.68 3.92 4.50%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

1.35% 14.15 34.17 9.51 11.56 17.35 93.40%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $527 as of December 31, 1999 are included in loans, net of unearned income, for purpose of this analysis.


CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/98 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$228,057 118,941 13,771 26,890 $387,659 26,219 $413,878 $273,469 34,274 1,514 $309,257 62,582 1,841 40,198 $413,878 $387,659	$ 20,755 7,187 1,053 1,406 $30,401 11,432 1,514 84 $ 13,030 $ 17,371 $ 358	9.10% 6.04 7.65 5.23 7.84 4.18 4.42 5.55 4.21 4.48%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

1.33% 13.70 37.94 9.71 11.96 17.63 93.67%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $0 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $422 as of December 31, 1998 are included in loans, net of unearned income, for purpose of this analysis.


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2000 and 1999
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2000 284,431 118,983 16,344 11,022 430,780 299,460 30,953 4,206 334,619 96,161 430,780	Average Volume 1999 248,616 132,136 14,980 27,883 423,615 298,789 32,555 1,644 332,988 90,627 423,615	Yield/Rate 2000 (1) 9.06% 5.92% 7.14% 6.25% 8.05% 4.37% 4.75% 6.49% 4.43% 3.44% 3.62% .99% 4.61%	Yield/Rate 1999 (1) 8.80% 5.87% 7.27% 5.02% 7.58% 3.89% 4.15% 4.68% 3.92% 3.08% 3.66% .84% 4.50%	Interest Earned/Paid 2000 (1) 25,771 7,045 1,167 689 34,672 13,082 1,470 273 14,825 14,825 19,847	Interest Earned/Paid 1999 (1) 21,869 7,754 1,089 1,401 32,113 11,616 1,351 77 13,044 13,044 19,069	Variance 3,902 (709) 78 (712) 2,559 1,466 119 196 1,781 1,781	Change Due to Rate 646 66 (19) 343 1,036 1,434 195 30 1,659 1,659	Change Due to Volume 3,152 (772) 99 (846) 1,633 26 (66) 120 80 80	Change Due to Rate X Volume 104 (3) (2) (209) (110) 6 (10) 46 42 42

(1) Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 1999 and 1998
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 1999 248,616 132,136 14,980 27,883 423,615 298,789 32,555 1,644 332,988 90,627 423,615	Average Volume 1998 228,057 118,941 13,771 26,890 387,659 273,469 34,274 1,514 309,257 78,402 387,659	Yield/Rate 1999 (1) 8.80% 5.87% 7.27% 5.02% 7.58% 3.89% 4.15% 4.68% 3.92% 3.08% 3.66% .84% 4.50%	Yield/Rate 1998 (1) 9.10% 6.04% 7.65% 5.23% 7.84% 4.18% 4.42% 5.55% 4.21% 3.36% 3.63% .85% 4.48%	Interest Earned/Paid 1999 (1) 21,869 7,754 1,089 1,401 32,113 11,616 1,351 77 13,044 13,044 19,069	Interest Earned/Paid 1998 (1) 20,755 7,187 1,053 1,406 30,401 11,432 1,514 84 13,030 13,030 17,371	Variance 1,114 (567) 36 (5) 1,712 184 (163) (7) 14 14	Change Due to Rate (684) (202) (52) (56) (994) (793) (93) (13) (899) (899)	Change Due to Volume 1,871 797 92 52 2,812 1058 (76) 7 989 989	Change Due to Rate X Volume (73) (28) (4) (1) (106) (81) 6 (1) (76) (76)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 1998 and 1997
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 1998 228,057 118,941 13,771 26,890 387,659 273,469 34,274 1,514 309,257 78,402 387,659	Average Volume 1997 204,987 118,900 13,841 13,730 351,458 241,009 36,148 1,562 278,719 72,739 351,458	Yield/Rate 1998 (1) 9.10% 6.04% 7.65% 5.23% 7.84% 4.18% 4.42% 5.55% 4.21% 3.36% 3.63% .85% 4.48%	Yield/Rate 1997 (1) 9.32% 6.05% 7.82% 5.41% 8.00% 4.15% 4.64% 5.06% 4.22% 3.34% 3.78% .88% 4.66%	Interest Earned/Paid 1998 (1) 20,755 7,187 1,053 1,406 30,401 11,432 1,514 84 13,030 13,030 17,371	Interest Earned/Paid 1997 (1) 19,110 7,191 1,083 743 28,127 10,009 1,676 79 11,764 11,764 16,363	Variance 1,645 (4) (30) 663 2,274 1,423 (162) 5 1,266 1,266	Change Due to Rate (451) (7) (24) (25) (507) 72 (80) 8 - -	Change Due to Volume 2,147 3 (6) 712 2,856 1,342 (86) (3) 1,253 1,253	Change Due to Rate X Volume (51) - - (24) (75) 9 4 - 13 13

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.


INVESTMENT SECURITIES

Investment securities with a par value of $90,870, $82,325, and $74,500 at December 31, 2000, 1999, and 1998, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2000, 1999, and 1998.
AVAILABLE FOR SALE United States Treasury Within one year	December 31, 2000 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$14,066	$ 65	$ -	$14,131	6.05%
Federal agencies Within one year One to five years	25,059 41,517 66,576	19 129 148	52 207 259	25,026 41,439 66,465	5.68% 5.99% 5.87%
State, county and municipal One to five years Six to ten years After ten years Other restricted Federal Reserve & Federal Home Loan Bank Stock CRA Qualified Investment Fund Total available for sale	453 4,711 1,357 6,521 1,394 254 1,648 $88,811	5 134 71 210 - - - $ 423	- - - - - - - $ 259	458 4,845 1,428 6,731 1,394 254 1,648 $88,975	6.65% 6.54% 7.40% 6.73% 6.96% 5.64% 6.76% 5.96%
HELD TO MATURITY United States Treasury Within one year	$ 1,006	$ 1	$ -	$ 1,007	5.76%
Federal agencies Within one year One to five years	13,026 15,082 28,108	23 129 152	2 22 24	13,047 15,189 28,236	6.45% 6.27% 6.36%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,415 6,322 4,364 13,101 $42,215	11 50 112 173 $ 326	- 4 7 11 $ 35	2,426 6,368 4,469 13,263 $42,506	7.42% 6.17% 6.52% 6.52% 6.39%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.


INVESTMENT SECURITIES, continued

AVAILABLE FOR SALE United States Treasury Within one year One to five years	December 31, 1999 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$ 4,984 10,117 15,101	$ 11 0 11	$ 10 114 124	$ 4,985 10,003 14,988	6.38% 5.99% 6.12%
Federal agencies Within one year One to five years	11,461 61,746 73,207	0 5 5	38 1,533 1,571	11,423 60,218 71,641	5.96% 5.79% 5.82%
State, county and municipal Six to ten years Other restricted Federal Reserve & Federal Home Loan Bank Stock Total available for sale	1,132 1,394 $90,834	1 - $ 17	5 - $1,700	1,128 1,394 $89,151	6.96% 6.96% 5.80%
HELD TO MATURITY United States Treasury Within one year One to five years	$ 3,000 1,012 4,012	$ 5 - 5	$ - 14 14	$ 3,005 998 $ 4,003	6.54% 5.76% 6.35%
Federal agencies Within one year One to five years	7,613 28,188 35,801	- 25 25	11 368 379	7,602 27,845 35,447	6.30% 6.36% 6.35%
State, county and municipal Within one year One to five years Six to ten years After ten years Total held to maturity	1,759 8,342 4,315 639 15,055 $54,868	12 42 17 1 72 $ 102	- 49 78 20 147 $ 540	1,771 8,335 4,254 620 14,980 $54,430	8.60% 6.50% 6.69% 5.56% 6.76% 6.46%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.


INVESTMENT SECURITIES, continued
AVAILABLE FOR SALE United States Treasury Within one year One to five years	December 31, 1998 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$ 8,011 5,962 13,973	$ 59 179 238	$ - - -	$ 8,070 6,141 14,211	6.28% 6.09% 6.20%
Federal agencies Within one year One to five years	5,171 60,289 65,460	30 520 550	- 87 87	5,201 60,722 65,923	6.20% 5.77% 5.81%
State, county and municipal Within one year Other restricted Federal Reserve Bank Stock Total available for sale	325 116 $79,874	7 - $ 795	- - $ 87	332 116 $80,582	7.90% 6.03% 5.88%
HELD TO MATURITY United States Treasury Within one year One to five years	$ 6,995 4,019 11,014	$ 81 76 157	$ - - -	$ 7,076 4,095 11,171	6.56% 6.05% 6.38%
Federal agencies Within one year One to Five years	2,036 33,350 35,386	6 615 621	- - -	2,042 33,965 36,007	5.50% 6.14% 6.10%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,236 8,430 4,582 14,248 $60,648	11 260 231 502 $1,280	- - - - $ -	1,247 8,690 4,813 14,750 $61,928	9.57% 7.69% 7.56% 7.81% 6.56%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1998, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.


LOAN PORTFOLIO

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2000, 1999, 1998, 1997, and 1996 by major classification:
2000	1999	1998	1997	1996

Real Estate Loans - mortgage
                  - construction
Loans to farmers
Commercial and industrial loans
Loans to individuals for household
  family and other consumer
  expenditure
All other loans, including
  Overdrafts
  Gross Loans
    Less unearned income
   Less reserve for loan losses
    Net loans

$191,329 20,590 1,376 45,929 34,775 1,698 295,697 (49) (3,782) $291,866	$163,614 21,013 1,447 45,742 33,864 1,736 267,416 (275) (3,451) $263,690	$142,039 15,560 1,487 36,393 32,669 1,951 230,099 (970) (3,132) $225,997	$136,441 19,653 1,214 34,606 30,772 140 222,826 (1,105) (2,879) $218,842	$111,474 15,148 1,328 28,105 29,642 236 185,933 (1,058) (2,370) $182,505

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The Company's loan portfolio consisted of approximately $232,944 and $203,304 in fixed rate loans as of December 31, 2000 and 1999, respectively. At December 31, 2000, and 1999, fixed rate loans with maturities in excess of one year amounted to approximately $175,866 and $153,767, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.


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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2000, 1999, 1998, 1997, 1996:
	2000	1999	1998	1997	1996
Nonaccrual loans Accruing loans which are contractually past due 90 days or more as to principal or interest payments Restructured trouble debt	$ 305 $ 189 None	$ 527 $ 142 None	$ 422 $ 100 None	$ 24 $ 100 None	$ 377 $ 77 None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2000, 1999, and 1998 is as follows:
	2000	1999	1998
Interest included in income during the year Interest which would have been included at the original contract rates	$ 10 $ 38	$ 26 $ 46	$ 16 $ 40

Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.


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

As of December 31, 2000, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2000, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2000, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

OTHER INTEREST-BEARING ASSETS

As of December 31, 2000, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.


SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

Loans (net of unearned income):
  Average loans outstanding for
  the period
Reserve for loan losses:

Balance at the beginning of period
  Charge-offs:
    Commercial, financial, and agricultural

    Real Estate - construction and mortgage

    Loans to individuals

     Total charge-offs

  Recoveries:
   Commercial, financial, and agricultural

   Real Estate - construction and mortgage

   Loans to individuals

     Total recoveries

Net charge-offs
Additions charged to operations
Balance at end of period

	Year Ended December 31, 2000 1999 1998 1997 1996
	$284,431 $ 3,451 186 134 146 746 92 19 146 $ 257 $ 489 $ 820 $ 3,782	$248,616 $ 3,132 254 3 559 816 103 21 216 $ 340 $ 476 $ 795 $ 3,451	$228,057 $ 2,879 189 14 553 756 89 5 235 $ 329 $ 427 $ 680 $ 3,132	$204,987 $ 2,370 238 5 399 642 100 106 145 $ 351 $ 291 $ 800 $ 2,879	$169,815 $ 2,242 111 22 296 429 47 15 135 $ 197 $ 232 $ 360 $ 2,370
Ratio of net charge-offs during the period to average loans outstanding during the period	.17%	.19%	.19%	.14%	.14%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. Based upon these factors, net charge-offs are anticipated to be approximately $540 during 2001.


DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:
Years Ended December 31,
Noninterest bearing demand deposits Interest bearing demand deposits Savings deposits time deposits Total deposits	2000 77,180 52,389 27,665 219,406 376,640	1999 74,385 52,195 28,594 218,000 373,174	1998 62,582 47,249 28,428 197,792 336,051

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
Years Ended December 31,
Interest bearing demand deposits Savings Deposits Time deposits	2000 1.06% 2.46% 5.40%	1999 1.06% 2.51% 4.74%	1998 1.49% 2.69% 5.04%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2000:

            Maturity within 3 months or less         $26,481
            Over 3 through 6 months                   35,307
            Over 6 through 12 months                  20,299
            Over 12 months                              3,894
               Total                                   85,981


RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:
Years Ended December 31,
Return on average total assets Return on average stockholders' equity Cash dividend payout ratio Average equity to average assets ratio	2000 1.36% 13.42% 39.66% 10.17%	1999 1.35% 14.15% 34.17% 9.51%	1998 1.33% 13.70% 37.94% 9.71%

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance. No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:
December 31,
Federal funds purchased and securities sold under agreement to repurchase	2000 $22,567	1999 $27,477	1998 $32,518

The following information relates to short-term borrowings outstanding during 2000, 1999, and 1998:

                         Maximum Amount        Weighted Average
                       Outstanding in Any        Interest Rate
                           Month  End            at December 31,
                      2000    1999    1998    2000    1999   1998
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $34,263 $36,183 $39,678   5.00% 4.34%  4.12%

                                            Year ended December 31,
                                          2000      1999      1998
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding     $30,851   $32,555   $34,274
   Weighted average interest rate paid     4.75%     4.15%     4.42%


ITEM 2. PROPERTIES

The Company's subsidiary, The Conway National Bank, has ten permanent offices in Horry County and one permanent office in Georgetown County, for a total of eleven offices. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet. In addition, the Bank has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), and Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet). Of the eleven offices, the bank owns the principal office, the office at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, and Murrells Inlet. One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased three future office sites. The sites consist of 1.1 acres on Highway 701 north of Conway, 1.0 acres on Highway 17 in North Myrtle Beach, and 3.24 acres on Highway 9 west of North Myrtle Beach. The company anticipates building offices on the other sites within the next two to five years, depending on market conditions.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2000.

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


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 9, 2000, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected four directors to serve for a three-year term; and

2) Ratified the appointment of Elliott, Davis, & Company LLP as independent auditors for the Company and its subsidiary for the year ending December
   31, 2000.

PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

As of December 31, 2000, there were approximately 682 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 20% stock dividend paid during 2000.

                                           2000                1999
                                     High        Low       High      Low

                    First Quarter  $ 91.25    $ 91.25   $ 82.50   $ 82.50
                    Second Quarter  $ 95.00    $ 91.25   $ 86.67   $ 82.50
                    Third Quarter  $ 95.00    $ 95.00   $ 86.67   $ 86.67
                    Fourth Quarter  $100.00    $ 95.00   $ 91.25   $ 86.67

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.50 per share in 2000, 1999 and 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September 2000, a 25% stock dividend in September 1997, a 20% stock dividend in September 1994, a 50% stock dividend in July 1989, a 20% stock dividend in August 1987 and a 15% stock dividend in November 1985. There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.


ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.
Year Ended December 31,

Selected Income Statement Data:
Total Interest Income
Total Interest Expense
Net Interest Income
Provisions for Possible Loan Loses
Net Interest Income after Provision
  for Possible Loan Losses
Total Other Operating Income
Total Other Operating Expense
Income Before Income Taxes
Income Taxes
Net Income

Per Share:
Net Income Per Weighted Average
  Shares Outstanding*
Cash Dividend Paid Per Share
Weighted Average Shares
  Outstanding*

2000 $ 34,275 14,825 19,450 820 18,630 4,562 13,961 9,231 2,920 $ 6,311 $ 8.82 $ 3.50 715,656	1999 $ 31,743 13,044 18,699 795 17,904 4,307 13,030 9,181 3,076 $ 6,105 $ 8.53 $ 3.50 716,209	1998 $ 30,043 13,030 17,013 680 16,333 3,932 11,936 8,329 2,821 $ 5,508 $ 7.68 $ 3.50 716,942	1997 $ 27,759 11,764 15,995 800 15,195 3,413 11,041 7,567 2,760 $ 4,807 $ 6.69 $ 3.00 718,122	1996 $ 24,496 10,579 13,917 360 13,557 3,015 10,393 6,179 2,095 $ 4,084 $ 5.70 $ 3.00 716,244

*Restated for a 20% and 25% stock dividend issued during 2000 and 1997, respectively.
Selected Balance Sheet Data: Assets Net Loans Investment Securities Federal Funds Sold Deposits: Non-Interest-Bearing Interest-Bearing Total Deposits Stockholders' Equity	$471,076 291,866 131,190 9,875 $ 76,342 314,388 $390,730 $ 48,606	$455,702 263,690 144,019 11,150 $ 72,728 302,775 $375,503 $ 43,712	$426,359 225,997 141,203 27,100 $ 66,303 279,809 $346,112 $ 41,201	$381,144 218,842 123,423 11,375 $ 55,422 245,905 $301,327 $ 37,717	$341,818 182,505 132,287 - $ 49,911 218,502 $268,413 $ 34,496


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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 16.6% from $229,129 at December 31, 1998 to $267,141 at December 31, 1999; and 10.7% from December 31, 1999 to $295,648 at December 31, 2000. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 1999 and 2000 reflecting a strong local economy. Loans, net of unearned income, decreased as a percentage of total assets from 53.7% at year-end 1998 to 58.6% at year-end 1999 and increased to 62.8% at year-end 2000. Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 39.5% at year-end 1998 to 34.1% at year-end 1999 and 29.9% at year-end 2000 as investments have been utilized to balance the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets increased from 6.8% in 1998 to 7.3% in 1999 and 2000 due to approximately $276,000 in Y2K-related hardware and software purchases and the addition of a branch office in 2000 which was begun in 1999. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have grown from 15.6% at December 31, 1998 to 16.0% at December 31, 1999 and 16.2% at December 31, 2000. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined slightly from 73.5% at December 31, 1998 to 73.3% at December 31, 1999 and 72.3% at December 31, 2000.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2000, 1999 and 1998:

Assets:
   Earning assets:
     Loans, net of unearned income
           Investment securities:
           Taxable
           Tax-exempt
     Federal funds sold and securities purchased
       under agreement to resell
     Other earning assets
        Total earning assets
     Other assets
        Total assets

December 31, 2000 1999 1998
62.8% 23.6 4.2 2.1 - 92.7 7.3 100.0%	58.6% 28.0 3.6 2.5 - 93.7 7.3 100.0%	53.7% 29.8 3.3 6.4 - 93.2 6.8 100.0%

Liabilities and stockholder's equity:
     Interest-bearing liabilities:
       Interest-bearing deposits
       Federal funds purchased and securities sold
        under agreement to resell
       Other short-term borrowings
        Total interest-bearing liabilities
     Noninterest-bearing deposits
     Other liabilities
     Stockholders' equity
      Total liabilities and stockholders' equity

66.8% 4.8 .7 72.3 16.2 1.2 10.3 100.0%	66.5% 6.0 .8 73.3 16.0 1.1 9.6 100.0%	65.6% 7.6 .3 73.5 15.6 1.2 9.7 100.0%


Results of Operation

CNB Corporation and subsidiary experienced earnings in 2000, 1999 and 1998 of $6,311, $6,105,and $5,508, respectively, resulting in a return of average assets of 1.36%, 1.35%, and 1.33% and a return on average stockholders' equity of 13.42%, 14.15% and 13.70%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $471,076 at December 31, 2000 as compared to $455,702 at December 31, 1999 and $426,359 at December 31, 1998. The following table sets forth the financial highlights for fiscal years 2000, 1999, and 1998.


CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share (weighted average
  of shares outstanding)*

Cash dividends declared

   Per Share*

Total assets
Total deposits
Loans, net of unearned income
Investment securities
Stockholders' equity
    Book value per share*
   (actual number of shares     outstanding)

*Restated for stock dividend

Ratios (1):
Return on average total assets
Return on average stockholders'
  equity

December 31, 2000	1999 to 2000 Percent Increase (Decrease)	December 31, 1999	1998 to 1999 Percent Increase (Decrease)	December 31, 1998
$ 18,630 9,231 6,311 $ 8.82 2,503 $ 3.50 $471,076 390,730 295,648 131,190 48,606 $ 67.98 1.36% 13.42%	4.1% 5.5 3.4 3.4 20.0 - 3.4% 4.1 10.7 (8.9) 11.2 11.2 .7 (5.2)	$ 17,904 9,181 6,105 $ 8.53 2,086 $ 3.50 $455,702 375,503 267,141 144,019 43,712 $ 61.12 1.35% 14.15%	9.6% 10.2 10.8 11.0 (.2) - 6.9% 8.5 16.6 2.0 6.1 6.2 1.5 3.3	$ 16,333 8,329 5,508 $ 7.68 2,090 $ 3.50 $426,359 346,112 229,129 141,230 41,201 $ 57.55 1.33% 13.70%

(1)  For the fiscal years ended December 31, 2000, 1999, and 1998, average total assets      amounted to $462,360, $453,571, and $413,878 with average stockholders' equity      totaling $47,025, $43,146, and $40,198, respectively.

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

The Bank has maintained strong net interest margins in 2000, 1999 and 1998 by earning adequate yields on loans and investments and funding these assets with a favorable deposit and repurchase agreement mix. Fully-tax-equivalent net interest income has grown from $17,371 in 1998 and $19,069 in 1999 to $19,847 in 2000. During the three-year period, total fully-tax-equivalent interest income increased by 5.6% from $30,401 in 1998 to $32,114 in 1999 and increased 8.0% in 2000 to $34,672. Over the same period, total interest expense increased by .15% from $13,030 in 1998 to $13,044 in 1999 and increased 13.7% to $14,825 in 2000. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.5% in 1998 and 1999 and increased to 4.6% in 2000.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2000, 1999, and 1998. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

Interest Rate Sensitivity Analysis
1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years

Rate Sensitive Assets (RSA)
  Federal Funds Sold
  Investment Securities
  Loans (net of non-accruals $305)
Total, RSA

Rate Sensitive Liabilities (RSL)

Deposits:

Certificates of Deposit of
  $100,000 or more
All Other Time Deposits
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements
Federal Home Loan Bank Advances

Total RSL
RSA-RSL
Cumulative RSA-RSL
Cumulative RSA/RSL

9,875 0 62,753 72,628 0 0 21,406 0 21,406 51,222 51,222 3.39	0 13,633 22,085 35,718 26,481 40,316 1,161 0 67,958 (32,240) 18,982 1.21	0 12,865 13,745 26,610 35,307 28,920 0 83 64,310 (37,700) (18,718) .88	0 20,975 20,943 41,918 20,299 37,061 0 83 57,443 (15,525) (34,243) .84	0 72,957 122,245 195,202 3,894 7,155 0 330 11,379 183,823 149,580 1.67	0 9,366 53,621 62,987 0 344 0 1,154 1,498 61,489 211,069 1.94


NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $820 in 2000, $795 in 1999 and $680 in 1998. Net loan charge-offs totalled $489 in 2000, $476 in 1999, and $427 in 1998 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.30% at December 31, 2000, 1.31% at December 31, 1999, and 1.39% at December 31, 1998.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $455 at December 31, 2000, $(2,121) at December 31, 1999, and $1,358 at December 31, 1998. The market value of investment securities rose in 1998 as overall market rates declined, declined in 1999 as market interest rates increased significantly, and rose in 2000 as rates began to decrease. No security gains/(losses) were taken in 1998, 1999, or 2000.

Other Income - Other income increased by 9.5% from $3,932 in 1998 to $4,307 in 1999 and grew 5.9% from $4,307 in 1999 to $4,562 in 2000. Other income rose in 1998, 1999 and 2000 due to continued growth in deposit and loan account activity. Also, 1998 other income was enhanced by the start-up of an in-house mortgage loan department dedicated to the origination of mortgage loans for the secondary market. During 1999 and 2000, mortgage-related other income declined due to a slow-down in home re-financing but other income related to merchant discount processing continued to experience strong growth.

Other Expenses - Other expenses increased by 9.2% from $11,936 in 1998 to $13,030 in 1999 and 7.1% from $13,030 in 1999 to $13,961 in 2000. The components of other expenses are salaries and employee benefits of $7,259, $8,024, and $8,620; occupancy and furniture and equipment expenses of $1,704, $1,719, and $1,821; and other operating expenses of $2,973, $3,287, and $3,520 for 1998, 1999, and 2000, respectively. The increase in salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 198 to 210 full-time equivalent employees over the three-year period. The addition of the West Conway office in 1998 and the Murrells Inlet office in 2000 impacted occupancy and furniture and equipment expense. Looking ahead, non-interest expense should grow at only a nominal rate during 2001 as no significant staffing and infrastructure expenditures are expected, but may increase in 2002 due to potential expansion in the bank's branch network and corresponding operational areas.

Income Taxes - Provisions for income taxes increased 9.0% from $2,821 in 1998 to $3,076 in 1999 and decreased 5.1% from $3,046 in 1999 to $2,920 in 2000. The increase in income taxes in 1999 was primarily due to an increase in income before income taxes of 10.2% from $8,329 in 1998 to $9,181 in 1999. The decrease in income taxes in 2000 was due to only a slight increase in income before income taxes of .5% from $9,181 in 1999 to $9,231 in 2000 coupled with a 7.1% increase in nontaxable income from $719 in 1999 to $770 in 2000.


LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta. The Company has cash balances on hand of $4,776, $4,241, and $4,467 at December 31, 2000, 1999, and 1998 with liabilities, consisting of cash dividends payable, totalling $2,502, $2,086, and $2,090, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $48,606, $43,712, and $41,201 at December 31, 2000, 1999, and 1998, representing 10.32%, 9.59%, and 9.66% of total assets, respectively. At December 31, 2000, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

EFFECTS OF REGULATORY ACTION

The Federal Deposit Insurance Corporation (FDIC) reduced FDIC insurance premium rates during 1995 which has had a positive effect on subsequent earnings and should favorably impact future year's income. Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 allows bank holding companies to elect to be treated as financial holding companies which may engage in a broad range of securities, insurance, and other financial activities. At this time, neither the Company nor the Bank plan to enter these new lines of business. The management of the Company and the Bank is not aware of any other current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.


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


ITEM 8 - FINANCIAL STATEMENTS
CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS
PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

1 2 3 4 5 6 7 - 22


ELLIOTT, DAVIS & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTS
MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTS

GREENVILLE, S.C.
GREENWOOD, S.C.
ANDERSON, S.C.
AIKEN, S.C.
COLUMBIA, S.C.
AUGUSTA, GA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Elliott, Davis & Company, LLP

January 18, 2001
Greenville, South Carolina

Internationally - Moore Stephens Elliott Davis, LLC
Members of the American Institute of Certified Public Accounts
870 S. PleasantburG Drive   Post Office Box 6286   Greenville, South Carolina 29606-6286
Telephone (864) 242-3370     Telefax (864) 232-7161


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)
December 31,

                                                      ASSETS
CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (fair value $42,506 in 2000 and $54,430 in 1999)

LOANS
   Less allowance for loan losses
      Net loans

PREMISES AND EQUIPMENT

ACCRUED INTEREST RECEIVABLE

OTHER ASSETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
      Noninterest-bearing
      Interest-bearing
         Total deposits
   Federal Home Loan Bank advance
   Securities sold under repurchase agreements
   United States Treasury demand notes
   Other liabilities
         Total liabilities

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11

STOCKHOLDERS' EQUITY
   Common stock - $10 par value; authorized 1,500,000 shares;
      issued 718,246 shares in 2000 and 598,681 shares in 1999
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income (loss)

   Less 3,256 shares and 2,722 shares held in Treasury at cost
         Total stockholders' equity

2000 $ 20,239 9,875 88,975 42,215 295,648 (3,782) 291,866 9,795 5,099 3,012 $471,076 $ 76,342 314,388 390,730 1,650 22,567 1,834 5,689 422,470 7,182 34,732 6,898 98 48,910 (304) 48,606 $471,076	1999 $ 20,259 11,150 89,151 54,868 267,141 (3,451) 263,690 8,504 4,466 3,614 $455,702 $ 72,728 302,775 375,503 - 27,477 3,809 5,201 411,990 5,987 24,546 14,467 (1,011) 43,989 (277) 43,712 $455,702


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(amounts, except per share data, in thousands)
For the years ended December 31,

INTEREST INCOME
   Loans and fees on loans
   Investment securities
      Taxable
      Nontaxable

         Total interest on investment securities

   Federal funds sold

         Total interest income

INTEREST EXPENSE
   Deposits
   Securities sold under repurchase agreements
   Federal Home Loan Bank
   United States Treasury demand notes

         Total interest expense

         Net interest income

PROVISION FOR LOAN LOSSES

         Net interest income after provision for loan losses

NONINTEREST INCOME
   Service charges on deposit accounts
   Other service and exchange charges

         Total noninterest income

NONINTEREST EXPENSES
   Salaries and wages
   Pensions and other employee benefits
   Occupancy
   Furniture and equipment
   Liability insurance
   Office supplies
   Credit card operations
   Other operating expenses

         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK

2000 $ 25,771 7,045 770 7,815 689 34,275 13,082 1,470 154 119 14,825 19,450 820 18,630 2,758 1,804 4,562 6,794 1,826 846 975 76 405 947 2,092 13,961 9,231 2,920 $ 6,311 $ 8.82	1999 $ 21,869 7,754 719 8,473 1,401 31,743 11,616 1,351 - 77 13,044 18,699 795 17,904 2,563 1,744 4,307 6,387 1,637 755 964 110 490 862 1,825 13,030 9,181 3,076 $ 6,105 $ 8.53	1998 $ 20,755 7,187 695 7,882 1,406 30,043 11,432 1,514 - 84 13,030 17,013 680 16,333 2,449 1,483 3,932 5,857 1,402 690 1,014 103 407 737 1,726 11,936 8,329 2,821 $ 5,508 $ 7.68

The accompanying notes are an integral part of these consolidated financial statements


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2000, 1999, and 1998
(amounts, except share data, in thousands)
Common stock		Capital in excess of par value	Retained	Accumulated other comprehensive	Treasury	Total stockholders'

BALANCE, DECEMBER 31, 1997

                 1998
   Net income
   Cash dividend, $3.50 per share
   Treasury stock transactions (net)
   Gain on sale of treasury stock
   Minority interest purchase premium
   Net change in unrealized holding gain,
      net of income taxes of $152

BALANCE, DECEMBER 31, 1998

                1999
   Net income
   Cash dividend, $3.50 per share
   Treasury stock transactions (net)
   Gain on sale of treasury stock
   Net change in unrealized holding gain,
      net of income taxes of $957

BALANCE, DECEMBER 31, 1999

                2000
   Net income
   Cash dividend, $3.50 per share
   Six-for-five stock split effected in the form of a stock       dividend
   Cash in lieu of fractional shares on stock split
   Treasury stock transactions (net)
   Gain on sale of treasury stock
   Net change in unrealized holding gain,
      net of income taxes of $739

BALANCE, DECEMBER 31, 2000

Shares 598,681 - - - - - - 598,681 - - - - - 598,681 - - 119,565 - - - - 718,246	Amount $ 5,987 - - - - - - 5,987 - - - - - 5,987 - - 1,195 - - - - $ 7,182	Of stock $ 24,552 - - - 6 (20) - 24,538 - - - 8 - 24,546 - - 10,163 - - 23 - $ 34,732	Earnings $ 7,030 5,508 (2,090) - - - - 10,448 6,105 (2,086) - - - 14,467 6,311 (2,503) (11,358) (19) - - - $ 6,898	income (loss) $ 197 - - - - - 228 425 - - - - (1,436) (1,011) - - - - - - 1,109 $ 98	stock $ (49) - - (148) - - - (197) - - (80) - - (277) - - - - (27) - - $ (304)	equity $ 37,717 5,508 (2,090) (148) 6 (20) 228 41,201 6,105 (2,086) (80) 8 (1,436) 43,712 6,311 (2,503) - (19) (27) 23 1,109 $ 48,606

The accompanying notes are an integral part of these consolidated financial statements.

      .

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
For the years ended December 31,
NET INCOME OTHER COMPREHENSIVE INCOME, NET OF TAX Unrealized holding (losses) gains on investment securities available for sale net of reclassification adjustments COMPREHENSIVE INCOME	2000 $ 6,311 1,109 $ 7,420	1999 $ 6,105 (1,436) $ 4,669	1998 $ 5,508 228 $ 5,736

The accompanying notes are an integral part of these consolidated financial statements.


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation
      Provision for loan losses
      Provision for deferred income taxes
      (Gain) loss on disposal of equipment
      Changes in assets and liabilities:
         Increase in accrued interest receivable
         Increase in other assets
         Increase in other liabilities
            Net cash provided by operating activities

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held to maturity
   Proceeds from maturities of investment securities available for sale
   Purchases of investment securities available for sale
   Purchases of investment securities held to maturity
   Net (increase) decrease in federal funds sold
   Net increase in loans
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase in deposits
   Increase (decrease) in securities sold under repurchase agreements
   Increase in Federal Home Loan Bank advances
   Increase (decrease) in United States Treasury demand notes
   Treasury stock transactions (net)
   Cash in lieu of fractional shares on stock split

            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

2000 $ 6,311 586 820 (40) 7 (633) (98) 489 7,442 12,653 13,671 (11,647) - 1,275 (28,996) (1,884) (14,928) (2,503) 15,227 (4,910) 1,650 (1,975) (4) (19) 7,466 (20) 20,259 $ 20,239 $ 12,953 $ 3,087	1999 $ 6,105 576 795 (112) (2) (365) (77) 164 7,084 14,450 17,454 (28,416) (8,670) 15,950 (38,489) (1,820) (29,541) (2,086) 29,390 (5,041) - 2,661 (72) - 24,852 2,395 17,864 $ 20,259 $ 12,759 $ 3,408	1998 $ 5,508 693 680 (292) 78 (422) (153) 787 6,879 22,676 17,474 (44,493) (13,085) (15,725) (7,835) (1,231) (42,219) (2,090) 44,785 152 - (3,852) (162) - 38,833 3,493 14,371 $ 17,864 $ 12,744 $ 2,935

The accompanying notes are an integral part of these consolidated financial statements.


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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the consolidated statements of income for the periods covered. Actual results could differ from those estimates.

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

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that the Company classify debt securities upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of stockholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a method which approximates a level yield. To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

(Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Loans and interest income

Interest on loans is accrued and recognized based upon the interest method.

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

Under SFAS No. 114, as amended by SFAS 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

(Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $357,000, $285,000 and $295,000, were included in the Company's results of operations for 2000, 1999, and 1998, respectively.

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

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed on the basis of the weighted average number of common shares outstanding: 715,656 in 2000, 716,209 in 1999, and 716,942 in 1998. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

In September of 2000, the Company's Board of Directors declared a six-for-five stock split effected in the form of a 20 percent common stock dividend. This stock was issued on September 29, 2000, to common stockholders of record on September 11, 2000. Share and per share data have been restated to reflect this stock split.

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

(Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair values of financial instruments, continued

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

Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and U. S. Treasury demand notes approximate their fair values.

Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Recently issued accounting standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Risks and Uncertainties

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2000 and 1999 were approximately $8,852,000 and $8,300,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

     The book value, approximate fair value and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):
December 31, 2000 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   United States Treasury
      Within one year

   Federal Agencies
      Within one year
      One to five years

   State, county and municipal
      One to five years
      Six to ten years
      After ten years

   Other
      Federal Reserve Bank and Federal
         Home Loan Bank (FHLB) stock - restricted
         CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   United States Treasury
      Within one year

   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 14,066 25,059 41,517 66,576 453 4,711 1,357 6,521 1,394 254 1,648 $ 88,811 $ 1,006 13,026 15,082 28,108 2,415 6,322 4,364 13,101 $ 42,215	Gains $ 65 19 129 148 5 134 71 210 - - - $ 423 $ 1 23 129 152 11 50 112 173 $ 326	Losses $ - 52 207 259 - - - - - - - $ 259 $ - 2 22 24 - 4 7 11 $ 35	Value $ 14,131 25,026 41,439 66,465 458 4,845 1,428 6,731 1,394 254 1,648 $ 88,975 $ 1,007 13,047 15,189 28,236 2,426 6,368 4,469 13,263 $ 42,506

(Continued)


NOTE 3 - INVESTMENT SECURITIES, Continued
December 31, 1999 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   United States Treasury
      Within one year
      One to five years

   Federal Agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year

   Other
      Federal Reserve Bank and Federal Home
        Loan Bank (FHLB) stock - restricted

      Total available for sale

HELD TO MATURITY
   United States Treasury
      Within one year
      One to five years

   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      After ten years

      Total held to maturity

Cost $ 4,984 10,117 15,101 11,461 61,746 73,207 1,132 1,394 $ 90,834 $ 3,000 1,012 4,012 7,613 28,188 35,801 1,759 8,342 4,315 639 15,055 $ 54,868	Gains $ 11 - 11 - 5 5 1 - $ 17 $ 5 - 5 - 25 25 12 42 17 1 72 $ 102	Losses $ 10 114 124 38 1,533 1,571 5 - $ 1,700 $ - 14 14 11 368 379 - 49 78 20 147 $ 540	value $ 4,985 10,003 14,988 11,423 60,218 71,641 1,128 1,394 $ 89,151 $ 3,005 998 4,003 7,602 27,845 35,447 1,771 8,335 4,254 620 14,980 $ 54,430

       Investment securities with an aggregate par value of $90,870,000 at December 31, 2000 and $82,325,000 at December 31, 1999 were pledged to secure public deposits and for other purposes.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2000 $ 191,329 20,590 45,929 34,726 1,376 1,698 $ 295,648	1999 $ 163,615 21,013 45,742 33,589 1,447 1,735 $ 267,141

   The Bank's loan portfolio consisted of $232,944,000 and $203,304,000 in fixed rate loans as of December 31, 2000 and 1999, respectively. Fixed rate loans with maturities in excess of one year amounted to $175,866,000 and $153,767,000 at December 31, 2000 and 1999, respectively.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

For the years ended December 31,

	2000	1999	1998
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 3,451 257 820 (746) $ 3,782	$ 3,132 340 795 (816) $ 3,451	$ 2,879 329 680 (756) $ 3,132

      At December 31, 2000 and 1999, non-accrual loans totaled $305,000 and $527,000, respectively. The total amount of interest earned on non-accrual loans was $10,000 in 2000, $26,000 in 1999, and $16,000 in 1998. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $38,000 in 2000, $46,000 in 1999, and $40,000 in 1998. As of December 31, 2000 and 1999, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2000	1999
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 12,267 5,826 18,093 8,359 9,734 61 $ 9,795	$ 10,460 5,635 16,095 8,060 8,035 469 $ 8,504

(Continued)


NOTE 5 - PREMISES AND EQUIPMENT, Continued

     Depreciation and amortization of premises and equipment charged to operating expense totaled $586,000 in 2000, $576,000 in 1999, and $693,000 in 1998.

NOTE 6 - DEPOSITS

     At December 31, 2000 and 1999, certificates of deposit of $100,000 or more totaled $85,981,000 and $71,309,000, respectively. Interest expense on these deposits was $3,915,000 in 2000, $3,513,000 in 1999, and $3,455,000 in 1998.

     At December 31, 2000 the scheduled maturities of time deposits are as follows (tabular amounts in thousands):

2001 2002 2003 2004	$ 188,384 8,723 2,326 344 $ 199,777

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

December 31,
U.S. Government securities with a book value of $38,592 ($38,626 fair value) and $34,588 ($34,121 fair value) at December 31, 2000 and 1999, respectively, are used as collateral for the agreements	2000 $ 22,567	1999 $ 27,477

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. The weighted average interest rate of these agreements was 5.00 and 4.34 percent at December 31, 2000 and 1999, respectively. Securities sold under repurchase agreements averaged $30,851,000 and $32,555,000 during 2000 and 1999, respectively. The maximum amounts outstanding at any month-end were $34,263,000 and $36,183,000 during 2000 and 1999, respectively.

NOTE 8 - LINES OF CREDIT

      At December 31, 2000, the Bank had unused short-term lines of credit totaling $23,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 5.72 percent. The note is secured by U.S. Treasury Notes with a market value of $7,897,000 at December 31, 2000. The amount outstanding under the note totaled $1,834,000 and $3,809,000 at December 31, 2000 and 1999, respectively.

(Continued)


NOTE 8 - LINES OF CREDIT, Continued

      The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $70,686,000 secured by a lien on the Bank's 1-4 family mortgages and the Bank's investment in FHLB stock. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At December 31, 2000, $1,650,000 was outstanding under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory lines rate on income before income taxes as follows (amounts in thousands):

                       For the years ended December 31,

	2000		1999		1998
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $ 3,138 (253) 188 (153) $ 2,920	% 34.0% (2.7) 2.0 (1.6) 31.7%	Amount $ 3,122 (242) 183 13 $ 3,076	% 34.0% (2.6) 2.0 0.1 33.5%	Amount $ 2,832 (213) 166 36 $ 2,821	% 34.0% (2.6) 2.0 0.5 33.9%

      The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

December 31,

Deferred tax assets:
   Allowance for loan losses deferred for tax purposes
   Unrealized net losses on securities available for sale
   Other

      Gross deferred tax assets
      Less valuations allowance

      Net deferred tax assets

Deferred tax liabilities:
   Unrealized net gains on securities available for sale
   Depreciation for income tax reporting in excess of amount
      for financial reporting
      Gross deferred tax liabilities

      Net deferred tax asset

2000 $ 1,280 - 214 1,494 930 564 (65) (320) (385) $ 179	1999 $ 1,168 674 167 2,009 824 1,185 - (307) (307) $ 878

      A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale. The related 2000 deferred tax benefit of $739,000 and the 1999 deferred tax provision of $957,000 have been recorded directly to stockholders' equity. The balance of the change in net deferred taxes results from the current period deferred tax benefit.

(Continued)


NOTE 9 - INCOME TAXES, Continued

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,

Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2000 $ 2,933 285 3,218 (298) $ 2,920	1999 $ 2,910 278 3,188 (112) $ 3,076	1998 $ 2,864 249 3,113 (292) $ 2,821

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

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2000 (amounts in thousands):
Commitments to extend credit Standby letters of credit	Contract amount $ 21,042 $ 1,040

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2000, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices and a computer maintenance contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 2000 were (tabular amounts in thousands):
Payable in year ending 2001 2002 2003 2004 2005 and thereafter Total future minimum payments required	Amount $ 23 5 5 5 14 $ 52

      Lease payments under all operating leases charged to expense totaled $60,000 in 2000, $92,900 in 1999, and $56,000 in 1998. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

      The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 2000 the Bank's retained earnings were $41,282,000.

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

Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):
December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2000 $ 1,213 372 370 $ 1,215	1999 $ 1,085 307 179 $ 1,213


NOTE 14 - EMPLOYEE BENEFIT PLAN

      The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 2000, 1999, and 1998, $404,000, $423,000, and $378,000, respectively, were charged to operations under the plan.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

(Continued)


NOTE 15 - REGULATORY MATTERS, Continued

      As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):
Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2000
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 1999
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 48,965 45,191 45,191 $ 45,195 41,744 41,744	Ratio 16.22% 14.97 9.79 16.21% 14.97 9.22	Amount $ 24,151 12,076 18,457 $ 22,037 11,154 18,118	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 30,189 18,114 23,072 $ 27,884 16,730 22,648	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

2000 Carrying Fair		1999 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities held to maturity
    Investment securities available for sale
    Loans

FINANCIAL LIABILITIES
    Deposits
    Federal Home Loan Bank advance
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit
    Standby letters of credit

Amount $ 20,239 9,875 42,215 88,975 295,648 390,730 1,650 22,567 1,834 21,042 1,040 -53-	Value $ 20,239 9,875 42,506 88,975 283,305 390,654 1,650 22,567 1,834 21,042 1,040	Amount $ 20,259 11,150 54,868 89,151 267,141 375,503 - 27,477 3,809 25,412 1,000	Value $ 20,259 11,150 54,430 89,151 260,296 375,463 - 27,477 3,809 25,412 1,000


NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity(net of $304 and $277 of treasury stock)	2000 $ 4,776 45,289 1,006 37 $ 51,108 $ 2,502 48,606 $ 51,108	1999 $ 4,241 40,734 786 37 $ 45,798 $ 2,086 43,712 $ 45,798

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME Dividend from bank subsidiary EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2000 $ 2,905 40 2,865 3,446 $ 6,311	1999 $ 2,515 38 2,477 3,628 $ 6,105	1998 $ 2,903 38 2,865 2,643 $ 5,508


NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary

         Net cash provided by operating activities

INVESTING ACTIVITIES
   Purchase of land
   Proceeds from the sale of land

         Net cash provided by (used for) investing activities

FINANCING ACTIVITIES
   Dividends paid
   Cash in lieu of fractional shares on stock split
   Treasury stock transactions (net)

         Net cash used for financing activities

         Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2000 $ 6,311 (3,446) 2,865 (1,006) 786 (220) (2,086) (20) (4) (2,110) 535 4,241 $ 4,776	1999 $ 6,105 (3,628) 2,477 (786) 245 (541) (2,090) - (72) (2,162) (226) 4,467 $ 4,241	1998 $ 5,508 (2,643) 2,865 (122) 200 78 (1,794) - (162) (1,956) 987 3,480 $ 4,467


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2000 and 1999 is as follows (amounts, except per share data, in thousands):

Quarter ended

   2000

Interest income
Interest expense

   Net interest income
Provisions for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

March 31 $ 8,301 3,420 4,881 240 4,641 1,027 3,332 2,336 771 $ 1,565 $ 2.19 715,906	June 30 $ 8,491 3,501 4,990 240 4,750 1,144 3,379 2,515 814 $ 1,701 $ 2.38 715,712	September 30 $ 8,646 3,791 4,855 170 4,685 1,222 3,438 2,469 804 $ 1,665 $ 2.32 715,746	December 31 $ 8,837 4,113 4,724 170 4,554 1,169 3,812 1,911 531 $ 1,380 $ 1.93 715,260

Quarter ended

   1999

Interest income
Interest expense

   Net interest income
Provisions for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

March 31 $ 7,488 3,160 4,328 150 4,178 906 2,962 2,122 694 $ 1,428 $ 1.99 716,616	June 30 $ 7,800 3,203 4,597 180 4,417 1,016 3,124 2,309 771 $ 1,538 $ 2.15 716,730	September 30 $ 8,183 3,380 4,803 200 4,603 1,126 3,144 2,585 843 $ 1,742 $ 2.43 716,530	December 31 $ 8,272 3,301 4,971 265 4,706 1,259 3,800 2,165 768 $ 1,397 $ 1.96 714,961

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY

Directors

     The Directors and Nominees for election to the Board of Directors of the Company are as follows:
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Willis J. Duncan (73) *W. Jennings Duncan (45) *James W. Barnette, Jr. (55) Harold G. Cushman, Jr. (71) Charles C. Cutts (95) Paul R. Dusenbury (42) G. Heyward Goldfinch (82) Robert P. Hucks (55)	1958 1984 1984 1963 1945 1997 1976 1993	2003 2004 2004 2002 2002 2003 2002 2002

Chairman of the Board.
The President of the
Bank from November
1985 to February 1988.

President. Executive
Vice President of the
Bank from November
1985 to February 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, S.C., since
1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

Retired.

Treasurer. Vice
President and Cashier
of the Bank since 1988.

Retired. Director of
Goldginch's, Inc.,
a funeral home, and of
Hillcrest Cemetery of
Conway, Incorporated.

Executive Vice
President. Served as
Vice President and
Cashier of the Bank
from 1985 to 1988.

				33,107 (1) 25,778 (2) 5,829 (3) 24,482 (4) 16,509 (5) 1,002 (6) 2,624 2,128 (7)	4.63 3.61 .82 3.42 2.31 .14 .37 .30


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Richard M. Lovelace, Jr. (54) *John K. Massey (86) Howard B. Smith, III (52)	1984 1959 1993	2003 2004 2002

Attorney in private
practice in Conway,
South Carolina.

Retired.

Asst. Profesor of
Accounting with Coastal
Carolina University
since January, 1998.
Previously, Mr. Smith
was a practicing
certified public
accountant with Smith,
Sapp, Bookhout,
Crumpler & Callihan P.A.
In Myrtle Beach, South
Carolina.

				1,495(8) 5,666 (9) 3,632 (3)	.21 .79 .51

* Nominee for election to the Board of Directors.


       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. Each director resides in Conway, South Carolina with the exceptions of Harold G. Cushman and Paul R. Dusenbury who reside in Myrtle Beach and Aynor, respectively, which are within Horry County, South Carolina. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29528. All Directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (38 persons), own 164,488 (23.0%) shares of Company stock.

       (1) Includes 12,632 shares held by Harriette B. Duncan (wife).

       (2) Includes 1,473 shares held by Robin F. Duncan (wife); 3,440 shares held by Ann Louise Duncan (daughter); 3,440 shares held by Mary Kathryn Duncan (daughter); 3,440 shares by Willis Jennings Duncan, V (son); and 3,440 shares by Margaret Brunson Duncan (daughter).

       (3) Includes 4,826 shares held by Janet J. Barnette (wife).

       (4) Includes 21,000 shares held by the Cushman Family Limited partnership; 313 shares held by Dianne C. Cushman (wife); 1,129 shares held by Marion Shannon Cushman Trust (son); 582 shares held by Frances Faison Cushman (daughter); 582 shares held by Harold G. Cushman, III (son); 74 shares held by Harold G. Cushman, IV (grandson); and 74 shares held by Kara Dawn Cushman (granddaughter).

       (5) Includes 8,588 shares held by Eugenia B. Cutts (wife).

       (6) Includes 150 shares held by Jennifer S. Dusenbury (wife); 44 shares held by Elena Cox Dusenbury (daughter); and 44 shares held by Sarah Cherry Dusenbury (daughter).

       (7) Includes 300 shares held by Willie Ann Hucks (wife); 30 shares held by Mariah J. Hucks (daughter); 74 shares held by Norah Leigh Hucks (daughter); and 224 shares held by Robert P. Hucks, II (son).

       (8) Includes 434 shares held by Rebecca S. Lovelace (wife); 518 shares held by Richard Blake Lovelace (son); and 423 shares held by Macon B. Lovelace (son).

       (9) Includes 1,586 shares held by Bertha T. Massey (wife).

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


       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Three (3) directors in Class I will be elected at the 2001 Annual Meeting to serve for a three (3) year term. Directors in Class II will be elected at the 2002 Annual Meeting to serve for a three (3) year term and Directors in Class III will be elected at the 2003 Annual Meeting to serve for a three (3) year term. Currently, there are eleven (11) Directors, with three (3) directors in Class I. The Board of Directors has passed a resolution fixing the total number of Directors at eleven (11).

       The Board of Directors of the Company serves as the Board of Directors of its subsidiary, The Conway National Bank. The Company's Board of Directors meets as is necessary and the Bank's Board of Directors meets on a monthly basis.

       The Board of Directors of the Bank has an Executive Committee that meets when necessary between scheduled meetings of the Board of Directors. The Executive Committee recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; reviews employee salaries; considers any director nominee submitted by the shareholders; and addresses any other business as is necessary which does not come under the authority of other committees on the Board of Directors. The Executive Committee will consider any nominee to the Board of Directors submitted by the shareholders, provided shareholders intending to nominate director candidates for election deliver written notice thereof to the Secretary of the Company not later than (i) with respect to at election to be held at an Annual Meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. The Bylaws further provide that the notice shall set forth certain information concerning such shareholder and his nominee(s), including their names and addresses, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or understandings between the shareholder and each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder and the consent of each nominee to serve as Director of the Company if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures. The members of the Executive Committee are Harold G. Cushman, Jr., Charles C. Cutts, Willis J. Duncan, and W. Jennings Duncan.

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are James W. Barnette, Jr., Charles C. Cutts, John K. Massey, and Howard B. Smith, III. The members of the Loan Committee are Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, Paul R. Dusenbury, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are James W. Barnette, Jr., G. Heyward Goldfinch, and John K. Massey. The members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

       The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. A copy of the charter is attached to the May 8, 2001 Proxy Statement as Appendix A. Each member of the Audit Committee is independent as defined in the National Association of Securities Dealers listing standards.


       The function of the Loan Committee is to review and ratify new loans and monitor the performance and quality of existing loans, as well as to ensure that sound policies and procedures exist in the Bank's lending operations.

       During 2000, the Company's Board of Directors met six (6) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met ten (10) times; the Audit Committee met ten (10) times; the Loan Committee met twelve (12) times; the Building Committee met one (1) time; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:

                                  Position(s) Currently
         Name             Age       With The Company

    Willis J. Duncan       73     Chairman of the Board (1)

    W. Jennings Duncan     45     President and Director (1)

    Robert P. Hucks        55     Executive Vice President and
                                  Director (1)

    Paul R. Dusenbury      42     Treasurer and Director (1)
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)

    Virginia B. Hucks      51     Secretary

_________________
(1) Executive Officer

       All executive officers and other officers serve at the pleasure of the Board of Directors of the Company. Each executive officer and other officer of the Company has been employed by the Company and/or the Bank for five (5) years.


ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

       The Company pays no remuneration to its Directors and Executive Officers. All remuneration for services rendered are paid by the Company's subsidiary, The Conway National Bank, Conway, South Carolina ("the Bank").

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 2000, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table

                         Annual Compensation                  Long-Term
                                                            Compensation
                                                                Awards                Payouts

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual Compensation	Restricted Stock Awards	Stock Options /SARS	Long-Term Incentive Payout($)	All Other (2) Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President and Cashier of Bank.	2000 1999 1999 2000 1999 1998 2000 1999 1998	150,480 142,632 135,504 133,032 126,096 119,796 123,336 116,904 111,060	31,096 31,309 29,900 27,606 27,795 26,500 25,667 25,842 24,588	4,683 3,543 4,361 6,000 6,000 6,000 6,000 6,000 6,000	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	10,534 11,232 10,163 9,312 9,930 8,985 8,634 9,206 8,330

(1)  Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2)  Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.


COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

PENSION PLAN DISCLOSURE

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. For the years ended December 31, 2000, 1999, and 1998, $404,000, $423,000, and $378,000, respectively, was charged to operations under the plan.

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


Performance Graphs

The performance Graph shall be submitted in paper form under cover of Form SE as provided in Rule 304 (d) of Regulation S-T.


COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      No Compensation Committee interlocks exist. The members of the Executive Committee of the Board, which serves as the Compensation Committee, are Harold G. Cushman, Jr. (outside Director), Charles C. Cutts (outside Director), Willis J. Duncan (Chairman of the Board and inside Director), and W. Jennings Duncan (President and inside Director). Membership of the "JESAP" Committee consists of seven Bank officers.

Director Compensation

     Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $150 for each committee meeting attended in 2000.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.


ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth as of December 31, 2000, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent

of Beneficial Owner         Beneficial Ownership(1)        of Class

All Officers and Directors as a Group

(38 persons)  (2)                  164,488                    23.0%

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


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

(a)  The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 2000 and 1999
Consolidated Statements of Income - Years ended December 31, 2000,
  1999, and 1998

Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 2000, 1999, and 1998
Consolidated Statements of Comprehensive Income - Years ended December 31,
  2000, 1999, and 1998.
Consolidated Statements of Cash Flows - Years Ended December 31,
  2000, 1999, and 1998
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

 22      Subsidiaries of the Registrant - A copy of the subsidi-
         aries of the registrant is incorporated herein by refer-
         ence to Exhibit 22 which was filed with a Form 10-K
         Annual Report dated March 28, 1986.

 27      Financial Data Schedule - Article 9 Financial Data
         Schedule for 10-k for electronic filers (page 69).

All other exhibits, the filing of which are required with this Form, are not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 13, 2001.

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

Robert P. Hucks                       Executive Vice President and
                                      Director

Paul R. Dusenbury                     Treasurer and Director
                                     (Chief Financial Officer
                                      and Chief Accounting Officer )

Virginia B. Hucks                     Secretary

James W. Barnette, Jr.                Director

Harold G. Cushman, Jr.                Director

Charles C. Cutts                      Director

G. Heyward Goldfinch                  Director

Richard M. Lovelace, Jr.              Director

John K. Massey                        Director

Howard B. Smith, III                  Director
