Form 10-Q
period 2001-03-31
CNB CORP /SC/
filed 2001-05-15
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            March 31, 2001

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to

For Quarter Ended March 31, 2001               Commission file number:  2-96350

                                     CNB Corporation
                  (Exact name of registrant as specified in its charter)

  South Carolina                                            57-0792402
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

P.O. Box 320, Conway, South Carolina                      29528
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (843) 248-5721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No    .

The number of shares outstanding of the issuer's $10.00 par value common stock as of March 31, 2001 was 714,616.

CNB Corporation
                                                                         Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001,               1
           December 31, 2000 and March 31, 2000

           Consolidated Statement of Income for the Three Months           2
           Ended March 31, 2001 and 2000

           Consolidated Statement of Comprehensive Income                  3
           for the Three Months Ended March 31, 2001 and 2000

           Consolidated Statement of Changes in Stockholders'              4
           Equity for the Three Months Ended March 31, 2001
           and 2000

           Consolidated Statement of Cash Flows for the Three Months       5
           Ended March 31, 2001 and 2000

           Notes to Consolidated Financial Statements                   6-13

Item 2.    Management's Discussion and Analysis of Financial           14-20
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               21

SIGNATURE                                                                  21


CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $34,170 at
       March 31, 2001, $42,506 at
       December 31, 2000, and $54,430
       at March 31, 2000)
    Securities Available for Sale
      (Amortized cost of $103,829 at
       March 31, 2001, $88,811 at
       December 31, 2000, and $91,650
       at March 31, 2000)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Loans
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2001 and 2000; issued 598,681
       in 2000 and 718,246 in 2001
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

March 31, 2001 $ 18,573 0 33,550 105,099 26,625 297,268 (3,816) 293,452 11,463 9,408 498,170 77,078 335,614 412,692 27,857 2,403 4,620 447,572 7,182 34,746 8,263 762 (355) 50,598 498,170	December 31, 2000 $ 20,239 0 42,215 88,975 9,875 295,648 (3,782) 291,866 9,795 8,111 471,076 76,342 314,388 390,730 22,567 3,484 5,689 422,470 7,182 34,732 6,898 98 (304) 48,606 471,076	March 31, 2000 $ 18,237 0 49,912 89,614 8,650 275,866 3,675 272,191 8,905 8,752 456,261 79,187 298,614 377,801 28,195 1,608 3,531 411,135 5,987 24,556 16,033 (1,221) (229) 45,126 456,126

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

    Weighted average number of shares outstanding

    Actual number of shares outstanding

   *Restated for a 20% stock dividend issued during
    2000.

Three Months Ended March 31,
2001 $ 6,691 1,579 230 0 407 8,907 4,010 343 51 4,404 4,503 190 4,313 709 0 424 1,133 2,180 483 802 3,465 1,981 615 1,366 $ 1.91 $ 0 $ 70.80 714,790 714,616	2000 $ 6,133 1,865 193 0 110 8,301 3,065 329 26 3,420 4,881 240 4,641 683 0 344 1,027 2,031 451 850 3,332 2,336 771 1,565 $ 2.19 $ 0 $ 63.04 715,906 715,793


CNB Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended March 31,
	2001	2000
	$1,366	$1,565
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	644	(210)
Net Comprehensive Income	$2,030	$1,355


CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Nine Months Ended March 31,
	2001	2000
	7,182 0 7,182	5,987 None 5,987
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,732 None 14 34,746	24,546 None 10 24,556
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	6,898 1,366 None 8,263	14,467 1,565 None 16,033
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	98 664 762	(1,011) (210) (1,221)

Treasury stock:
Balance, January 1
(3,256 shares in 2001; 2,722 shares in 2000)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(3,630 shares in 2001; 2,187 shares in 2000)

Total stockholders' equity

	(304) (156) 105 (355) 50,598	(277) (46) 94 (229) 45,126

Note:  Columns may not add due to rounding


CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the three-month period ended March 31, 2001 2000
	$ 1,366 156 190 443 0 122 (1,598) 534	$ 1,565 131 240 (291) 0 (346) (35) 249
Net cash provided by operating activities	1,213	1,513

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
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	0 8,665 15,057 0 (30,075) 0 (16,750) (1,620) (1,824)	0 4,956 1,000 0 (1,463) 0 2,500 (8,725) (532)
Net cash provided by (used for) investing activities	(26,547)	(2,264)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,503) 21,962 5,290 (1,081)	(2,086) 2,298 718 (2,201)

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, March 31, 2001 AND 2000

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	23,668 (1,666) 20,239 $ 18,573 $ 3,918 $ 144	(1,271) (2,022) 20,259 $ 18,237 $ 3,808 $ 29


CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 714,790 for the three-month period ended March 31, 2001 and 715,906 for the three-month period ended March 31, 2000 adjusted for the effect of a 20% stock dividend issued during 2000.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 2001 and for the years ended December 31, 2000 and 1999 were approximately $8,355, $8,852, and $8,300, respectively.


NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $92,695 at March 31, 2001 and $90,870 at December 31, 2000 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 2001 and at December 31, 2000.
AVAILABLE FOR SALE United States Treasury Within one year One to five years	March 31, 2001 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 7,029 4,024 11,053	$ 93 80 173	$ - - -	$ 7,122 4,104 11,226	6.04% 6.05 6.05
Federal agencies Within one year One to five years Six to ten years	20,957 56,319 8,137 85,413	75 558 204 837	- 24 4 28	21,032 56,853 8,337 86,222	5.57 5.83 5.94 5.77
State, county and municipal One to five years Six to ten years After ten years Other Securities Total available for sale	668 5,909 522 7,099 264 $103,829	18 254 16 288 - $1,298	- - - - - $ 28	686 6,163 538 7,387 264 $105,099	6.63 6.68 6.84 6.69 - 5.87%
HELD TO MATURITY United States Treasury Within one year	1,004	10	-	1,014	5.76
Federal agencies Within one year One to Five years	9,018 11,068 20,086	48 249 297	- - -	9,066 11,317 20,383	6.55 6.29 6.41
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,205 6,579 3,676 12,460 $ 33,550	14 155 144 313 $ 620	- - - - $ -	2,219 6,734 3,820 12,773 $ 34,170	7.08% 6.22 6.51 6.46 6.41%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended March 31, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $762 as of March 31, 2001.


NOTE 3 - INVESTMENT SECURITIES (Continued)
AVAILABLE FOR SALE United States Treasury Within one year	December 31, 2000 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	_______ $14,066	______ $ 65	______ $ -	_______ $14,131	_____ 6.05%
Federal agencies Within one year One to five years	25,059 41,517 66,576	19 129 148	52 207 259	25,026 41,439 66,465	5.68 5.99 5.87
State, county and municipal One to five years Six to ten years After ten years Other -restricted Federal Reserve Bank and FHLB Stock CRA Qualified Investment Fund Total available for sale	453 4,711 1,357 6,521 1,394 254 1,648 $88,811	5 134 71 210 - - - $ 423	- - - - - - - $ 259	458 4,845 1,428 6,731 1,394 254 1,648 $88,975	6.65 6.54 7.40 6.73 - - - 5.96%
HELD TO MATURITY United States Treasury Within one year	1,006	1	-	1,007	5.76
Federal agencies Within one year One to Five years	13,026 15,082 28,108	23 129 152	2 22 24	13,047 15,189 28,236	6.45 6.27 6.36
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,415 6,322 4,364 13,101 $42,215	11 50 112 173 $ 326	- 4 7 11 $ 35	2,426 6,368 4,469 13,263 $42,506	7.42% 6.17 6.52 6.52 6.39%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $98 as of December 31, 2000.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2001 and December 31, 2000 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

March 31, December 31, 2001 2000
$190,433 22,309 48,381 32,631 1,949 1,565 297,268 (3,816) 293,452	$191,329 20,590 45,929 34,726 1,376 1,698 295,648 (3,782) 291,866


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended March 31, 2001 and 2000 and the year ended December 31, 2000 are summarized as follows:
	Quarter Ended March 31, December 31, 2001 2000 2000

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	$ 3,782 43 25 134 $ 202 $ 11 2 33 $ 46 $ 156 $ 190 $ 3,816	$ 3,451 14 2 79 $ 95 $ 18 10 51 $ 79 $ 16 $ 240 $ 3,675	$ 3,451 186 134 426 $ 746 $ 92 19 146 $ 257 $ 489 $ 820 $ 3,782
Ratio of net charge-offs during the period to average loans outstanding during the period.	.05%	.02%	.17%

The entire balance is available to absorb future loan losses.

At March 31, 2001 and December 31, 2000 loans on which no interest was being accrued totalled approximately $204 and $305, respectively; foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $143 and $189, respectively.

OTHER INTEREST-BEARING ASSETS

As of March 31, 2001, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.


NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2001 and December 31, 2000 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	March 31 2001 $ 13,973 5,887 117 $ 19,977 8,514 $ 11,463	December 31, 2000 $ 12,267 5,826 61 $ 18,154 8,359 $ 9,795

     Depreciation and amortization of bank premises and equipment charged to operating expense was $156 for the quarter ended March 31, 2001 and $586 for the year ended December 31, 2000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2001 and December 31, 2000, certificates of deposit of $100,000 or more included in time deposits totalled approximately $95,578 and $85,981 respectively. Interest expense on these deposits was approximately $1,499 for the quarter ended March 31, 2001 and $3,915 for the year ended December 31, 2000.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2001 and December 31, 2000, securities sold under repurchase agreements totalled $27,857 and $22,567. U.S. Government securities with a book value of $37,541 ($38,061 market value) and $38,592 ($38,626 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 4.43 percent and 5.00 percent at March 31, 2001 and December 31, 2000.

NOTE 8 - LINES OF CREDIT

     At March 31, 2001, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Securities with a market value of $6,964 at March 31, 2001. The amount outstanding under the note totalled $753 and $1,834 at March 31, 2001 and December 31, 2000, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $70,530 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $1,650 and $1,650 at March 31, 2001 and December 31, 2000, respectfully.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 2001 and March 31, 2000 on pretax income of $1,981 and $2,336 totalled $615 and $771, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 2001.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 2001, commitments to extend credit totalled $24,798; financial standby letters of credit totalled $857; and performance standby letters of credit totalled $137. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 2001 and years ended December 31, 2000, 1999 and 1998, $119, $404, $423, and $378, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 2001:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$50,415 46,599 46,599	16.35% 15.12 9.37	$24,663 12,331 19,543	8.0% 4.0 4.0	$30,828 18,497 24,429	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET MARCH 31, 2001 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,194 47,361 1,006 37 $ 50,598
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 50,598 $ 50,598
CONDENSED STATEMENT OF INCOME For the three-month period ended March 31, 2001 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 1,409 0 (43) $ 1,366

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 7.8% from $275,866 at March 31, 2000 to $297,268 at March 31, 2001 but have decreased as a percentage of total assets from 60.5% to 59.7% over the same period as loan demand has lessened in our market. Securities and federal funds sold have increased as a percentage of total assets from 32.4% at March 31, 2000 to 33.1% at March 31, 2001 as lending has slowed. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 17.4% at March 31, 2000 to 15.5% at March 31, 2001. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 65.4% of total assets at March 31, 2000 to 67.3% at March 31, 2001 while securities sold under agreement to repurchase have decreased from 6.2% to 5.6% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 2001 and 2000:

Assets:
   Earning assets:
   Loans
   Investment securities
   Securities Available for Sale
   Federal funds sold and securities purchased
     under agreement to resell
   Other earning assets
      Total earning assets
   Other assets
      Total assets

March 31, 2001 2000
59.7% 6.7 21.1 5.3 - 92.8 7.2 100.0%	60.5% 10.9 19.6 1.9 - 92.9 7.1 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

67.3% 5.6 .5 73.4 15.5 .9 10.2 100.0%	65.4% 6.2 .4 72.0 17.4 .7 9.9 100.0%

                                      -14-


RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 2001 and 2000 of $1,366 and $1,566, respectively, resulting in a return on average assets of 1.12% and 1.38% and a return on average stockholders' equity of 11.05% and 14.04%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $41,909 or 9.2% from $456,261 at March 31, 2000 to $498,170 at March 31, 2001. The following table sets forth the financial highlights for the three-month periods ending March 31, 2001 and March 31, 2000:
CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands) Three-Month Period Ended March 31,

Net interest income after provision
    for loan losses
Income before income taxes
Net Income
Per Share*
Cash dividends declared
   Per Share

Total assets
Total deposits
Loans
Investment securities
Stockholders' equity
    Book value per share*

Ratios:
Annualized return on average total
  assets
Annualized return on average
  stockholders' Equity

* Restated for a 20% stock dividend issued

during 2000.

Percent Increase 2001 2000 (Decrease)
4,313 1,981 1,366 1.91 0 0 498,170 412,692 297,268 138,649 50,598 70.80 1.12% 11.05%	4,641 2,336 1,565 2.19 0 0 456,421 377,801 275,866 139,526 45,126 63.04 1.38% 14.04%	(7.1)% (15.2) (12.7) (12.8) 0 0 9.1% 9.2 7.8 ( .6) 12.1 12.3 (18.8)% (21.3)%

(1)  For the three-month period ended March 31, 2001 and March 31, 2000, average total assets amounted to $488,570 and $452,584 with average stockholders'
     equity totaling $49,440 and $44,587, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2001 and 2000. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained adequate net interest margins for the three-month period ended March 31, 2001 and 2000 by earning satisfactory yields on loans and investments and funding these assets with a favorable deposit mix containing a significant level Of noninterest-bearing demand deposits. However, margins have tightened due to strong competition for deposits coupled with a decline in non-interest-bearing balances.

Fully-tax-equivalent net interest income showed a 7.2% decrease from $4,980 for the three-month period ended March 31, 2000 to $4,621 for the three-month period ended March 31, 2001. During the same period, total fully-tax-equivalent interest income increased by 7.4% from $8,400 to $9,025 and total interest expense increased by 28.8% from $3,420 to $4,404. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .65% from 4.70% for the three-month period ended March 31, 2000 to 4.05% for the three-month period ended March 31, 2001.

The tables on the following two pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell
   Other earning assets
      Total earning assets
  Other assets
      Total assets

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits
   Federal funds purchased and
    securities sold under
    agreement to repurchase
   Other short-term borrowings
       Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
         Total liabilities and
           stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Three Months Ended 3/31/01 Three Months Ended 3/31/00 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$296,949 109,053 19,773 30,208 0 455,983 32,587 $488,570 $330,960 28,292 3,257 $362,509 72,619 4,002 49,440 $488,570 $455,983	$ 6,691 1,579 348 407 0 9,025 4,010 343 51 $ 4,404 $ 4,621 $ 118	9.01% 5.79 7.04 5.39 - 7.92 4.85 4.85 6.26 4.86 4.05	$271,873 127,973 16,203 7,993 0 424,042 28,542 $452,584 $301,199 29,012 1,595 $331,806 72,895 3,296 44,587 $452,584 $424,042	$ 6,133 1,865 292 110 0 8,400 $ 3,065 329 26 $ 3,420 $ 4,980 $ 99	9.02% 5.83 7.21 5.50 - 7.92 4.07 4.54 6.52 4.12 4.70

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.12 11.05 0 10.12 12.25 16.65 93.33	1.38 14.04 0 9.85 11.92 16.40 93.69


CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 296,949 109,053 19,773 30,208 0 455,983 330,960 28,292 3,257 362,509 93,474 455,983	Average Volume 2000 271,873 127,973 16,203 7,993 0 424,042 301,199 29,012 1,595 331,806 92,236 424,042	Yield/Rate 2001 (1) 9.01% 5.79% 7.04% 5.39% - 7.92% 4.85% 4.85% 6.26% 4.86% 3.87% 3.06% .99% 4.05%	Yield/Rate 2000 (1) 9.02% 5.83% 7.21% 5.50% - 7.92% 4.07% 4.54% 6.52% 4.12% 3.22% 3.80% .90% 4.70%	Interest Earned/Paid 2001 (1) 6,691 1,579 348 407 0 9,025 4,010 343 51 4,404 4,404 4,621	Interest Earned/Paid 2000 (1) 6,133 1,865 292 110 0 8,400 3,065 329 26 3,420 3,420 4,980	Variance 558 (286) 56 297 0 625 945 14 25 984 984	Change Due to Rate (7) (11) (7) (2) - (27) 587 22 (1) 608 608	Change Due to Volume 565 (276) 64 305 - 658 303 (8) 27 322 322	Change Due to Rate X Volume - 1 (1) (6) - (6) 55 - (1) 54 54

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

The provision for possible loan losses was $190 for the three-month period ended March 31, 2001 and $240 for the three-month period ended March 31, 2000. Net loan charge-offs totalled $156 for the three-month period ended March 31, 2001 and $16 for the same period in 2000.

The reserve for possible loan losses as a percentage of net loans was 1.30% at March 31, 2001 and 1.35% at March 31, 2000. The provision for possible loan losses decreased from $240 during the first quarter of 2000 to $190 during the first quarter of 2001 due to a decrease in the rate of loan growth.

Securities Transactions - The bank had no security sales during the first quarter of 2001 or 2000. At March 31, 2001, December 31, 2000, and March 31, 2000 market value appreciation/(depreciation) in the investment portfolio totalled $1,890, $455, and $(2,665), respectively. As indicated, market values have increased due to lower market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 10.3% from $1,027 for the three-month period ended March 31, 2000 to $1,133 for the three-month period ended March 31, 2001 primarily due to an increase in deposit account volumes and higher merchant discount income. Effective July 1, 2001, overall service charge rates will be increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 4.0% from $3,332 for the three-month period ended March 31, 2000 to $3,465 for the three-month period ended March 31, 2001. The major components of other expenses are salaries and employee benefits which increased 7.3% from $2,031 to $2,180; occupancy expense which increased 7.1% from $451 to $483; and other operating expenses which decreased by 5.6% from $850 to $802. The increase in the three-month period ended March 31, 2001 salaries and employee benefits was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense was impacted by costs associated with the new Murrells Inlet office and the purchase of the Surfside Office which was previously a leasehold interest. Other operating expenses have decreased due to lower credit card department related costs in the merchant discount income area.

Income Taxes - Provisions for income taxes decreased 20.2% from $771 for the three-month period ended March 31, 2000 to $615 for the three-month period ended March 31, 2001. Income before income taxes less interest of tax-exempt investment securities decreased by 18.3% from $2,143 for the three-month period ended March 31, 2000 to $1,751 for the same period in 2001. State tax liability decreased as income before income taxes decreased 15.2% from $2,336 to $1,981 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $50,598, $48,606, $43,712 and $41,201 at March 31, 2001, December 31, 2000, December 31, 1999, and December 31, 1998, representing 10.16%, 10.32%, 9.59%, and 9.66% of total assets, respectively. At March 31, 2001, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 20% stock dividend in September 2000. The Board maintained the annual cash dividend at $3.50 per share which increased the cash dividend payout ratio and cash dividend yield.

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
               10-Q for electronic filers (page 22).

All other exhibits, the filing of which are required with this Form, are not applicable.

CNB Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CNB Corporation
                                    (Registrant)

                                    Paul R. Dusenbury

                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)

Date:  May 14, 2001
