Form 10-Q
period 2001-06-30
CNB CORP /SC/
filed 2001-08-13
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

___________________

For Quarter Ended June 30, 2001    Commission file number:  2-96350

                                 CNB Corporation
               (Exact name of registrant as specified in its charter)

  South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (803) 248-5721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 2001 was 714,614.

CNB Corporation

                                                                          Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 2001,                  1
           December 31, 2000 and June 30, 2000

           Consolidated Statement of Income for the Three Months             2
           and Six Months Ended June 30, 2001 and 2000

           Consolidated Statement of Comprehensive Income                    3
           for the Three Months and Six Months Ended
           June 30, 2001 and 2000

           Consolidated Statement of Changes in Stockholders'                4
           Equity for the Six Months Ended June 30, 2001
           and 2000

           Consolidated Statement of Cash Flows for the Six Months           5
           Ended June 30, 2001 and 2000

           Notes to Consolidated Financial Statements                     6-13

Item 2.    Management's Discussion and Analysis of Financial             14-23
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk       24

Item 4.    Submission of Matters to a Vote of Security Holders              24

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 25

SIGNATURE                                                                   25

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $30,287 at
       June 30, 2001, $42,506 at
       December 31, 2000, and $46,285
       at June 30, 2000)
    Securities Available for Sale
      (Amortized cost of $110,486 at
       June 30, 2001, $88,811 at
       December 31, 2000, and $88,272
       at June 30, 2000)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Total loans
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2001 and 2000; issued 598,681
       in 2000 and 718,246 in 2001
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

June 30, 2001 $ 19,352 0 29,657 111,871 40,925 293,501 (3,762) 289,739 11,375 9,585 512,504 83,718 337,641 421,359 29,758 5,140 3,970 460,227 7,182 34,746 9,873 831 (355) 52,277 512,504	December 31, 2000 $ 20,239 0 42,215 88,975 9,875 295,648 (3,782) 291,866 9,795 8,111 471,076 76,342 314,388 390,730 22,567 3,484 5,689 422,470 7,182 34,732 6,898 98 (304) 48,606 471,076	June 30, 2000 $ 23,182 0 46,865 86,389 13,625 290,407 (3,828) 286,579 8,886 8,798 474,324 85,890 297,510 383,400 29,716 11,667 2,705 427,488 5,987 24,557 17,733 (1,130) (311) 46,836 474,324

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
  Other income:
    Service charges on deposit accounts
    Gains/(Losses) on available-for-sale securities
    Other operating income
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

    Weighted average number of shares outstanding

    Actual number of shares outstanding

   *Restated for a 20% stock dividend issued during
    2000.

Three Months Ended June 30,		Six Months Ended June 30,
2001 $ 6,365 1,681 227 3 371 8,647 3,774 264 42 4,080 4,567 130 4,437 693 169 568 1,430 2,205 462 877 3,544 2,323 714 1,609 $ 2.25 $ 0 $ 73.15 714,702 714,614	2000 $ 6,448 1,758 192 50 43 8,491 3,045 343 113 3,501 4,990 240 4,750 685 0 459 1,144 2,015 474 890 3,379 2,515 814 1,701 $ 2.37 $ 0 $ 65.51 715,712 714,926	2001 $ 13,056 3,260 457 3 778 17,554 7,784 607 93 8,484 9,070 320 8,750 1,402 169 992 2,563 4,385 945 1,679 7,009 4,304 1,329 2,975 $ 4.16 $ 0 $ 73.15 714,702 714,614	2000 $ 12,581 3,623 385 50 153 16,792 6,110 672 139 6,921 9,871 480 9,391 1,368 0 803 2,171 4,046 925 1,740 6,711 4,851 1,585 3,266 $ 4.56 $ 0 $ 65.51 715,712 714,926

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	$1,609	$1,701	$2,975	$3,266
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	89	91	733	(119)
Net Comprehensive Income	$1,698	$1,792	$3,708	$3,147

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Six Months Ended June 30,
	2001	2000
	7,182 None 7,182	5,987 None 5,987
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,732 None 14 34,746	24,546 None 11 24,557
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	6,898 2,975 None 9,873	14,467 3,266 None 17,733
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	98 733 831	(1,011) (119) (1,130)

Treasury stock:
Balance, January 1
(3,256 shares in 2001; 2,722 shares in 2000)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(3,632 shares in 2001; 2,909 shares in 2000)

Total stockholders' equity

	(304) (156) 105 (355) 52,277	(277) (127) 93 (311) 46,836

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the six-month period ended June 30, 2001 2000
	$ 2,975 303 320 404 169 (57) (1,596) (476)	$ 3,266 262 480 (231) 0 (524) 37 (655)
Net cash provided by operating activities	2,042	2,635

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
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	11,213 12,558 30,618 0 (63,505) 0 (31,050) 2,147 (1,883)	0 7,873 5,000 0 (2,108) 0 (2,475) (23,266) (644)
Net cash provided by (used for) investing activities	(39,902)	(15,620)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,503) 30,629 7,191 1,656	(2,086) 7,897 2,239 7,858

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, June 30, 2001 AND 2000

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	36,973 (887) 20,239 $ 19,352 $ 8,209 $ 1,354	15,908 2,923 20,259 $ 23,182 $ 7,415 $ 1,550

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 714,702 for the six-month period ended June 30, 2001 and 715,712 for the six-month period ended June 30, 2000 adjusted for the effect of a 20% stock dividend issued during 2000.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 2001 and for the years ended December 31, 2000 and 1999 were approximately $8,656, $8,852, and $8,300, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $90,070 at June 30, 2001 and $90,870 at December 31, 2000 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2001 and at December 31, 2000.

AVAILABLE FOR SALE United States Treasury	June 30, 2001 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years Six to ten years	15,923 75,940 10,000 101,863	109 903 126 1,138	- 3 - 3	16,032 76,840 10,126 102,998	5.47% 5.68 6.13 5.69
State, county and municipal One to five years Six to ten years After ten years Other Securities Total available for sale	1,018 6,485 856 8,359 264 $110,486	32 227 4 263 - $1,401	- 8 5 13 - $ 16	1,050 6,704 855 8,609 264 $111,871	6.69% 6.61 6.34 6.59 - 5.76%
HELD TO MATURITY United States Treasury Within one year	1,003	10	-	1,013	5.76%
Federal agencies Within one year One to Five years	10,045 7,016 17,061	53 260 313	- - -	10,098 7,276 17,374	5.97% 6.77 6.30
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,340 6,823 3,430 11,593 $ 29,657	8 178 121 307 $ 630	- - - - $ -	1,348 7,001 3,551 11,900 $ 30,287	7.51% 6.25 6.46 6.46 6.35%

(1)  Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $831 as of June 30, 2001.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2001 and December 31, 2000 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

June 30, December 31, 2001 2000
$177,164 29,987 49,511 32,497 2,372 1,970 293,501 (3,762) 289,739	$191,329 20,590 45,929 34,726 1,376 1,698 295,648 (3,782) 291,866

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 2001 and 2000 and the year ended December 31, 2000 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Six Months Ended December June 30, June 30, 31, 2001 2000 2001 2000 2000
	$ 3,816 140 4 121 $ 265 $ 33 0 48 $ 81 $ 184 $ 130 $ 3,762	$ 3,675 16 47 100 $ 163 $ 49 9 18 $ 76 $ 87 $ 240 $ 3,828	$ 3,782 183 29 255 $ 467 $ 44 2 81 $ 127 $ 340 $ 320 $ 3,762	$ 3,451 30 49 179 $ 258 $ 67 19 69 $ 155 $ 103 $ 480 $ 3,828	$ 3,451 186 134 426 $ 746 $ 92 19 146 $ 257 $ 489 $ 820 $ 3,782
Ratio of net charge-offs during the period to average loans outstanding during the period	.06%	.03%	.12%	.04%	.17%

The entire balance is available to absorb future loan losses.

At June 30, 2001 and December 31, 2000 loans on which no interest was being accrued totalled approximately $794 and $305, respectively and foreclosed real estate totalled $0 and $0, respectively; and loans 90 days past due and still accruing totalled $126 and $189, respectively.

OTHER INTEREST-BEARING ASSETS

As of June 30, 2001, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2001 and December 31, 2000 is summarized as follows:

Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	June 30 2001 $ 14,149 5,765 122 $ 20,036 8,661 $ 11,375	December 31, 2000 $ 12,267 5,826 61 $ 18,154 8,359 $ 9,795

     Depreciation and amortization of bank premises and equipment charged to operating expense was $147 and $303 for the quarter ended and the six month period ended June 30, 2001, respectively and $586 for the year ended December 31, 2000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2001 and December 31, 2000, certificates of deposit of $100,000 or more included in time deposits totaled approximately $91,255 and $85,981 respectively. Interest expense on these deposits was approximately $1,367 and $2,866 for the quarter ended and the six-month period ended June 30, 2001 and $3,915 for the year ended December 31, 2000.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2001 and December 31, 2000, securities sold under repurchase agreements totaled approximately $29,758 and $22,567. U.S. Government securities with a book value of $32,539 ($33,129 market value) and $38,592 ($38,626 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 3.51 percent and 5.00 percent at June 30, 2001 and December 31, 2000.

NOTE 8 - LINES OF CREDIT

     At June 30, 2001, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,218 at June 30, 2001. The amount outstanding under the note totaled $3,572 and $1,834 at June 30, 2001 and December 31, 2000, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $70,530 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. An advance of $1,568 and $1,650 was outstanding at June 30, 2001 and December 31, 2000, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 2001 and June 30, 2000 on pretax income of $2,323 and $2,515 totalled $714 and $814 respectively. Income tax expense for the six-month period ended June 30, 2001 and June 30, 2000 on pretax income of $4,304 and $4,851 totalled $1,329 and $1,585 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 2001.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 2001, commitments to extend credit totalled $26,903; financial standby letters of credit totalled $719; and performance standby letters of credit totalled $137. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six month period ended June 30, 2001 and years ended December 31, 2000, 1999 and 1998, $122, $241, $404, $423, and $378, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 2001:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$51,978 48,216 48,216	16.66% 15.45 9.74	$24,960 12,480 19,798	8.0% 4.0 4.0	$31,200 18,720 24,747	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCED SHEET JUNE 30, 2001 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,187 49,047 1,006 37 $ 52,277
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 52,277 $ 52,277
CONDENSED STATEMENT OF INCOME For the six-month period ended June 30, 2001 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 3,025 0 (50) $ 2,975

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have only increased 1.1% from $290,407 at June 30, 2000 to $293,501 at June 30, 2001 and have decreased as a percentage of total assets from 61.2% to 57.3% over the same period as loan demand has lessened in our market. Securities and federal funds sold have increased as a percentage of total assets from 31.0% at June 30, 2000 to 35.6% at June 30, 2001 as lending has slowed. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 18.1% at June 30, 2000 to 16.3% at June 30, 2001. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased slightly from 62.7% of total assets at June 30, 2000 to 65.9% at June 30, 2001 while securities sold under agreement to repurchase have decreased from 6.3% to 5.8% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 2001 and 2000:

Assets:
   Earning assets:
   Loans
   Investment securities
   Securities Available for Sale
   Federal funds sold and securities purchased
     under agreement to resell
   Other earning assets
      Total earning assets
   Other assets
      Total assets

June 30, 2001 2000
57.3% 5.8 21.8 8.0 - 92.9 7.1 100.0%	61.2% 9.9 18.2 2.9 - 92.2 7.8 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

65.9% 5.8 1.0 72.7 16.3 .8 10.2 100.0%	62.7% 6.3 2.4 71.4 18.1 .6 9.9 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 2001 and 2000 of $1,609 and $1,701, respectively, resulting in a return on average assets of 1.28% and 1.48% and a return on average stockholders' equity of 12.58% and 14.83%.

CNB Corporation experienced earnings for the six-month period ended June 30, 2001 and 2000 of $2,975 and $3,266, respectively, resulting in a return on average assets of 1.20% and 1.43% and a return on average stockholders' equity of 11.83% and 14.44%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $38,180 or 8.0% from $474,324 at June 30, 2000 to $512,504 at June 30, 2001. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2001 and June 30, 2000:

CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share*
Cash dividends declared
   Per Share*
Total assets
Total deposits
Loans, net of unearned income
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share*
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders' equity

*Restated for a 20% stock dividend
 issued during 2000.

Three-Month Period Ended June 30, Percent Increase 2001 2000 (Decrease)			Six-Month Period Ended June 30, Percent Increase 2001 2000 (Decrease)
4,437 2,323 1,609 2.25 0 0 512,504 421,359 293,501 141,528 52,277 73.15 1.28% 12.58%	4,750 2,515 1,701 2.37 0 0 474,324 383,400 290,407 133,254 46,836 65.51 1.48% 14.83%	(6.6)% (7.6) (5.4) (5.1) - - 8.0% 9.9 1.1 6.2 11.6 11.7 (13.5)% (15.2)%	8,750 4,304 2,975 4.16 0 0 512,504 421,359 293,501 141,528 52,277 73.15 1.20% 11.83%	9,391 4,851 3,266 4.56 0 0 474,324 383,400 290,407 133,254 46,836 65.51 1.43% 14.44%	(6.8)% (11.3) (8.9) (8.8) - - 8.0% 9.9 1.1 6.2 11.6 11.7 (16.1)% (18.1)%

(1) For the three-month period ended June 30, 2001 and June 30, 2000, average total assets amounted to $503,394 and $459,712 with average stockholders' equity totaling $51,158 and $45,871, respectively. For the six-month period ended June 30, 2001 and June 30, 2000, average total assets amounted to $495,982 and $456,148 with average stockholders' equity totaling $50,299 and $45,229 respectively.

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

The Bank has maintained adequate net interest margins for the three-month and six-month periods ended June 30, 2001 and 2000 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed an 8.0% decrease from $5,089 for the three-month period ended June 30, 2000 to $4,684 for the three-month period ended June 30, 2001. During the same period, total fully-tax-equivalent interest income increased by 2.0% from $8,590 to $8,764 and total interest expense increased by 16.5% from $3,501 to $4,080. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .77% from 4.79% for the three-month period ended June 30, 2000 to 4.02% for the three-month period ended June 30, 2001.

Fully-tax-equivalent net interest income showed a 7.6% decrease from $10,069 for the six-month period ended June 30, 2000 to $9,305 for the six-month period ended June 30, 2001. During the same period, total fully-tax-equivalent interest income increased by 4.7% from $16,990 to $17,789 and total interest expense increased by 22.6% from $6,921 to $8,484. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .71% from 4.74% for the six-month period ended June 30, 2000 to 4.03% for the six-month period ended June 30, 2001.

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
   Stockholders' equity
         Total liabilities           and stockholders'           equity
   Net interest income as a     percent of total earning     assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Three Months Ended 6/30/01 Three Months Ended 6/30/00 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$295,999 115,301 19,661 35,632 0 466,593 36,801 $503,394 $338,174 27,298 2,991 $368,463 79,619 4,154 51,158 $503,394 $466,593	$ 6,365 1,684 344 371 0 8,764 3,774 264 42 $ 4,080 $ 4,684 $ 117	8.60% 5.84 7.00 4.16 - 7.51 4.46 3.87 5.62 4.43 4.02	$285,963 119,929 16,203 2,803 0 424,898 34,814 $459,712 $291,881 28,716 8,545 $329,142 81,233 3,466 45,871 $459,712 $424,898	$ 6,448 1,808 291 43 0 8,590 $ 3,045 343 113 $ 3,501 $ 5,089 $ 99	9.02% 6.03 7.18 6.14 - 8.09 4.17 4.78 5.29 4.25 4.79

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.28 12.58 0 10.16 12.24 17.28 92.69	1.48 14.83 0 9.98 12.29 16.04 92.43

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
  Stockholders' equity
         Total liabilities          and stockholders'          equity
  Net interest income as a     percent of total     earning assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Six Months Ended 6/30/01 Six Months Ended 6/30/00 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$296,474 112,177 19,717 32,920 0 461,288 34,694 $495,982 $334,567 27,795 3,124 $365,486 76,119 4,078 50,299 $495,982 $461,288	$ 13,056 3,263 692 778 0 17,789 7,784 607 93 $ 8,484 $ 9,305 $ 235	8.81% 5.82 7.02 4.73 - 7.71 4.65 4.37 5.95 4.64 4.03	$278,918 123,951 16,203 5,398 0 424,470 31,678 $456,148 $296,540 28,864 5,070 $330,474 77,064 3,381 45,229 $456,148 $424,470	$ 12,581 3,673 583 153 0 16,990 $ 6,110 672 139 $ 6,921 $ 10,069 $ 198	9.02% 5.93 7.20 5.67 - 8.01 4.12 4.66 5.48 4.19 4.74

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.20 11.83 0 10.14 12.25 16.97 93.00	1.43 14.44 0 9.92 12.11 16.22 93.06

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 295,999 115,301 19,661 35,632 0 466,593 338,174 27,298 2,991 368,463 98,130 466,593	Average Volume 2000 285,963 119,929 16,203 2,803 0 424,898 291,881 28,716 8,545 329,142 95,756 424,898	Yield/Rate 2001 (1) 8.60% 5.84% 7.00% 4.16% - 7.51% 4.46% 3.87% 5.62% 4.43% 3.49% 3.08% .94% 4.02%	Yield/Rate 2000 (1) 9.02% 6.03% 7.18% 6.14% - 8.09% 4.17% 4.78% 5.29% 4.25% 3.30% 3.84% .95% 4.79%	Interest Earned/Paid 2001 (1) 6,365 1,684 344 371 0 8,764 3,774 264 42 4,080 4,080 4,684	Interest Earned/Paid 2000 (1) 6,448 1,808 291 43 0 8,590 3,045 343 113 3,501 3,501 5,089	Variance (83) (124) 53 328 - 174 729 (79) (71) 579 579	Change Due to Rate (300) (57) (7) (14) - (378) 212 (65) 7 154 154	Change Due to Volume 226 (70) 62 504 - 722 483 (17) (73) 393 393	Change Due to Rate X Volume (9) 3 (2) (162) - (170) 34 3 (5) 32 32

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net      Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Six Months Ended June 30, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 296,474 112,177 19,717 32,920 0 461,288 334,567 27,795 3,124 365,486 95,802 461,288	Average Volume 2000 278,918 123,951 16,203 5,398 0 424,470 296,540 28,864 5,070 330,474 93,996 424,470	Yield/Rate 2001 (1) 8.81% 5.82% 7.02% 4.73% - 7.71% 4.65% 4.37% 5.95% 4.64% 3.68% 3.07% .96% 4.03%	Yield/Rate 2000 (1) 9.02% 5.93% 7.20% 5.67% - 8.01% 4.12% 4.66% 5.48% 4.19% 3.27% 3.82% .92% 4.74%	Interest Earned/Paid 2001 (1) 13,056 3,263 692 778 0 17,789 7,784 607 93 8,484 8,484 9,305	Interest Earned/Paid 2000 (1) 12,581 3,673 583 153 0 16,990 6,110 672 139 6,921 6,921 10,069	Variance 475 (410) 109 625 - 799 1,674 (65) (46) 1,563 1,563	Change Due to Rate (293) (68) (15) (25) - (401) 786 (42) 12 756 756	Change Due to Volume 792 (349) 127 780 - 1,350 783 (25) (53) 705 705	Change Due to Rate X Volume (24) 7 (3) (130) - (150) 105 2 (5) 102 102

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

The provision for possible loan losses was $130 for the three-month period ended June 30, 2001 and $240 for the three-month period ended June 30, 2000. Net loan charge-offs/(recoveries) totaled $184 for the three-month period ended June 30, 2001 and $87 for the same period in 2000.

The provision for possible loan losses was $320 for the six-month period ended June 30, 2001 and $480 for the six-month period ended June 30, 2000. Net loan charge-offs/(recoveries) totaled $340 for the six-month period ended June 30, 2001 and $103 for the same period in 2000.

The reserve for possible loan losses as a percentage of net loans was 1.30% at June 30, 2001 and 1.34% at June 30, 2000. The decreased provision during the six-month period ended June 30, 2001 was due to a decrease in the rate of loan growth.

Securities Transactions - The Bank had no security sales during the first half of 2000 or the first quarter of 2001. During the second quarter of 2001, the Bank sold $11,213 in available-for-sale short-term U.S. Treasury securities for a before-tax gain of $169. Due to the increased steepness of the Treasury yield curve, it was felt to be appropriate to take the gains on the Treasuries with a .8 year average life and reinvest in U.S. Agencies with an average life of 5.3 years. At June 30, 2001, December 31, 2000, and June 30, 2000 market value appreciation/(depreciation) in the securities portfolio totaled $2,015, $(127), and $(2,463). As indicated, market value has increased in 2001 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 10.2% from $1,144 for the three-month period ended June 30, 2000 to $1,261 for the three-month period ended June 30, 2001.

Other income, net of any gains/losses on security transactions, increased by 10.3% from $2,171 for the six-month period ended June 30, 2000 to $2,394 for the six-month period ended June 30, 2001.

This increase in the three-month and six-month period ended June 30, 2001 other income was due to an increase in deposit account volumes, higher merchant discount income and increased refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 4.9% from $3,379 for the three-month period ended June 30, 2000 to $3,544 for the three-month period ended June 30, 2001. The major components of other expenses are salaries and employee benefits which increased 9.4% from $2,015 to $2,205; occupancy expense which decreased 2.5% from $474 to $462; and other operating expenses which decreased by 1.5% from $890 to $877.

Other expenses increased by 4.4% from $6,711 for the six-month period ended June 30, 2000 to $7,009 for the six-month period ended June 30, 2001. The major components of other expenses are salaries and employee benefits which increased 8.4% from $4,046 to $4,385; occupancy expense which increased 2.2% from $925 to $945; and other operating expense which decreased by 3.5% from $1,740 to $1,679.

The increase in the three-month and six-month period ended June 30, 2001 salaries and employee benefits and occupancy expense was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense was impacted by costs associated with the new Murrells Inlet office and the purchase of the Surfside Office which was previously a leasehold interest. Other operating expenses have decreased due to lower credit card department related costs in the merchant discount income area.

Income Taxes - Provisions for income taxes decreased 12.3% from $814 for the three-month period ended June 30, 2000 to $714 for the three-month period ended June 30, 2001. Income before income taxes less interest on tax-exempt investment securities decreased by 9.8% from $2,323 for the three-month period ended June 30, 2000 to $2,096 for the same period in 2001. State tax liability decreased as income before income taxes decreased 7.6% from $2,515 to $2,323 during the same period.

Provisions for income taxes decreased 16.2% from $1,585 for the six-month period ended June 30, 2000 to $1,329 for the six-month period ended June 30, 2001. Income before income taxes less interest on tax-exempt investment securities decreased by 13.9% from $4,466 for the six-month period ended June 30, 2000 to $3,847 for the same period in 2001 and state tax liability decreased as income before income taxes decreased 11.3% from $4,851 to $4,304 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $52,277, $48,606, $43,712 and $41,201 at June 30, 2001, December 31, 2000, December 31, 1999, and December 31, 1998, representing 10.20%, 10.32%, 9.59%, and 9.66% of total assets, respectively. At June 30, 2001, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

The Company paid an approximate 20% stock dividend on September 2000. The Board maintained the annual cash dividend at $3.50 per share which increased the cash dividend payout ratio and cash dividend yield.

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

ACCOUNTING ISSUES

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ('SFAS") No. 141 - Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See Net Income - Net Interest Income). Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 8, 2001.

The purpose of the Annual Meeting was to: (1) elect three Directors; and (2) ratify the appointment of Elliott Davis, LLP as the Company's independent public accountant for the fiscal year ending December 31, 2001.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 506,503 of the 714,616 shares issued present or represented by proxy and all shares were voted for the election of the three Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott Davis, LLP as the Company's 2001 independent public accountant.

EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

EXHIBIT INDEX

All exhibits, the filing of which are required with this Form, are not applicable.

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

Date:  August 13, 2001