Form 10-Q
period 2001-09-30
CNB CORP /SC/
filed 2001-11-14
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

 ___________________

For Quarter Ended September 30, 2001    Commission file number:  2-96350

                                 CNB Corporation
               (Exact name of registrant as specified in its charter)

  South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (803) 248-5721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No    .

The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 2001 was 714,448.

CNB Corporation

                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 2001,            1
           December 31, 2000 and September 30, 2000

           Consolidated Statements of Income for the Three Months           2
           and Nine Months Ended September 30, 2001 and 2000

           Consolidated Statements of Comprehensive Income                  3
           for the Three Months and Nine Months Ended
           September 30, 2001 and 2000

           Consolidated Statements of Changes in Stockholders'              4
           Equity for the Nine Months Ended September 30, 2001
           and 2000

           Consolidated Statements of Cash Flows for the Nine Months        5
           Ended September 30, 2001 and 2000

           Notes to Consolidated Financial Statements                    6-13

Item 2.    Management's Discussion and Analysis of Financial            14-23
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk      24

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                25

SIGNATURE                                                                  25

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $22,795 at
       September 30, 2001, $42,506 at
       December 31, 2000, and $43,160
       at September 30, 2000)
    Securities Available for Sale
      (Amortized cost of $125,415 at
       September 30, 2001, $88,811 at
       December 31, 2000, and $89,651
       at September 30, 2000)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Total loans
       Less allowance for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2001 and 2000; issued 718,246
       in 2001 and 2000
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

Sept. 30, 2001 $ 18,579 0 21,972 129,520 34,000 292,194 (3,773) 288,421 11,262 9,301 513,055 82,195 327,577 409,772 36,702 6,260 4,536 457,270 7,182 34,746 11,766 2,464 (373) 55,785 513,055	December 31, 2000 $ 20,239 0 42,215 88,975 9,875 295,648 (3,782) 291,866 9,795 8,111 471,076 76,342 314,388 390,730 22,567 3,484 5,689 422,470 7,182 34,732 6,898 98 (304) 48,606 471,076	Sept. 30, 2000 $ 18,248 0 43,365 88,592 14,125 288,244 (3,843) 284,401 8,819 8,424 465,974 74,782 301,572 376,354 30,194 7,454 2,896 416,898 7,182 34,732 8,021 (636) (223) 49,076 465,974

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
  Other income:
    Service charges on deposit accounts
    Gains/(Losses) on securities
    Other operating income
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
2001 $ 6,104 1,668 225 91 335 8,423 3,144 268 43 3,455 4,968 210 4,758 788 0 634 1,422 2,145 443 898 3,486 2,694 800 1,894 $ 2.65 $ 0 $ 78.08 714,626 714,448	2000 $ 6,543 1,705 189 28 181 8,646 3,340 387 64 3,791 4,855 170 4,685 688 0 534 1,222 2,013 434 991 3,438 2,469 804 1,665 $ 2.32 $ 0 $ 68.56 715,746 715,812	2001 $ 19,160 4,928 682 94 1,113 25,977 10,928 875 136 11,939 14,038 530 13,508 2,190 169 1,626 3,985 6,530 1,388 2,577 10,495 6,998 2,129 4,869 $ 6.81 $ 0 $ 78.08 714,626 714,448	2000 $ 19,124 5,328 574 78 334 25,438 9,450 1,059 203 10,712 14,726 650 14,076 2,056 0 1,337 3,393 6,059 1,359 2,731 10,149 7,320 2,389 4,931 $ 6.89 $ 0 $ 68.56 715,746 715,812

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	$1,894	$1,665	$4,869	$4,931
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	1,633	494	2,366	375
Net Comprehensive Income	$3,527	$2,159	$7,235	$5,306

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Stock Dividend Balance at end of period	Nine Months Ended September 30,
	2001	2000
	7,182 None None 7,182	5,987 None 1,195 7,182
Surplus: Balance, January 1 Issuance of Common Stock Stock Dividend Gain on sale of Treasury stock Balance at end of period	34,732 None None 14 34,746	24,546 None 10,163 23 34,732
Undivided profits: Balance, January 1 Net Income Stock Dividend Cash dividends declared Balance at end of period	6,898 4,869 None None 11,766	14,467 4,931 (11,377) None 8,021
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	98 2,366 2,464	(1,011) 375 (636)

Treasury stock:
Balance, January 1
(3,256 shares in 2001; 2,722 shares in 2000)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(3,798 shares in 2001; 2,434 shares in 2000)

Total stockholders' equity

	(304) (174) 105 (373) 55,785	(277) (156) 210 (223) 49,076

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the nine-month period ended September 30, 2001 2000
	$ 4,869 450 530 1,348 169 400 (1,769) (2,160)	$ 4,931 393 650 99 0 (388) (55) (44)
Net cash provided by operating activities	3,837	5,586

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
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	11,213 20,243 37,320 0 (85,135) 0 (24,125) 3,454 (1,917)	0 11,510 6,100 0 (5,548) 0 (2,975) (21,103) (708)
Net cash provided by (used for) investing activities	(38,947)	(12,724)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,503) 19,042 14,135 2,776	(2,086) 851 2,717 3,645

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, SEPT. 30, 2001 AND 2000

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	33,450 (1,660) 20,239 $ 18,579 $ 12,181 $ 2,155	5,127 (2,011) 20,259 $ 18,248 $ 11,017 $ 2,420

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the number of common shares outstanding, 714,626 for the nine-month period ended September 30, 2001 and 715,746 for the nine-month period ended September 30, 2000.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 2001 and for the years ended December 31, 2000 and 1999 were approximately $8,933, $8,852, and $8,300, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $77,640 at September 30, 2001 and $90,870 at December 31, 2000 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at various contractual maturity dates at September 30, 2001 and at December 31, 2000.
AVAILABLE FOR SALE United States Treasury	September 30, 2001 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years Six to ten years	17,924 80,777 17,771 116,472	211 2,870 636 3,717	- - - -	18,135 83,647 18,407 120,189	5.68% 5.63 5.74 5.65
State, county and municipal One to five years Six to ten years After ten years Other Securities Total available for sale	985 6,639 1,045 8,669 274 $125,415	31 333 24 388 - $4,105	- - - - - $ -	1,016 6,972 1,069 9,057 274 $129,520	6.69% 6.59 6.34 6.58 - 5.71%
HELD TO MATURITY United States Treasury Within one year	1,001	9	-	1,010	5.76%
Federal agencies Within one year One to Five years	3,026 7,013 10,039	39 352 391	- - -	3,065 7,365 10,430	5.07% 6.77 6.26
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	860 6,893 3,179 10,932 $ 21,972	6 254 163 423 $ 823	- - - - $ -	866 7,147 3,342 11,355 $ 22,795	5.99% 6.31 6.39 6.31 6.26%

(1)  Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $2,464 as of September 30, 2001.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2001 and December 31, 2000 by major classification:

Real estate loans - mortgage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less allowance for loan losses
         Net loans

Sept. 30, December 31, 2001 2000
$180,405 28,747 47,068 32,345 1,314 2,315 292,194 (3,773) 288,421	$191,329 20,590 45,929 34,726 1,376 1,698 295,648 (3,782) 291,866

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and nine-month period ended September 30, 2001 and 2000 and the year ended December 31, 2000 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Six Months Ended December Sept. 30, Sept. 30, 31, 2001 2000 2001 2000 2000
	$ 3,762 98 67 101 $ 266 $ 38 0 29 $ 67 $ 199 $ 210 $ 3,773	$ 3,828 49 48 116 $ 213 $ 12 0 46 $ 58 $ 155 $ 170 $ 3,843	$ 3,782 281 96 356 $ 733 $ 82 2 110 $ 194 $ 539 $ 530 $ 3,773	$ 3,451 79 97 295 $ 471 $ 79 19 115 $ 213 $ 258 $ 650 $ 3,843	$ 3,451 186 134 426 $ 746 $ 92 19 146 $ 257 $ 489 $ 820 $ 3,782
Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.05%	.19%	.09%	.17%

The entire balance is available to absorb future loan losses.

At September 30, 2001 and December 31, 2000 loans on which no interest was being accrued totalled approximately $589 and $305, respectively and foreclosed real estate totalled $64 and $0, respectively; and loans 90 days past due and still accruing totalled $119 and $189, respectively.

OTHER INTEREST-BEARING ASSETS

As of September 30, 2001, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2001 and December 31, 2000 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	Sept. 30 2001 $ 13,981 5,966 123 $ 20,070 8,808 $ 11,262	December 31, 2000 $ 12,267 5,826 61 $ 18,154 8,359 $ 9,795

     Depreciation and amortization of bank premises and equipment charged to operating expense was $147 and $450 for the quarter ended and the nine month period ended September 30, 2001, respectively and $586 for the year ended December 31, 2000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2001 and December 31, 2000, certificates of deposit of $100,000 or more included in time deposits totaled approximately $73,467 and $85,981 respectively. Interest expense on these deposits was approximately $974 and $3,840 for the quarter ended and the nine-month period ended September 30, 2001 and $3,915 for the year ended December 31, 2000.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2001 and December 31, 2000, securities sold under repurchase agreements totaled approximately $36,702 and $22,567. U.S. Government securities with a book value of $38,579 ($39,804 market value) and $38,592 ($38,626 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 2.77 percent and 5.00 percent at September 30, 2001 and December 31, 2000.

NOTE 8 - LINES OF CREDIT

     At September 30, 2001, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,325 at September 30, 2001. The amount outstanding under the note totaled $4,693 and $1,834 at September 30, 2001 and December 31, 2000, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $70,530 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. An advance of $1,568 and $1,650 was outstanding at September 30, 2001 and December 31, 2000, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 2001 and September 30, 2000 on pretax income of $2,694 and $2,469 totalled $800 and $804 respectively. Income tax expense for the nine-month period ended September 30, 2001 and September 30, 2000 on pretax income of $6,998 and $7,320 totalled $2,129 and $2,389 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 2001.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 2001, commitments to extend credit totalled $26,787; financial standby letters of credit totalled $2,861; and performance standby letters of credit totalled $509. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine month period ended September 30, 2001 and years ended December 31, 2000, 1999 and 1998, $120, $361, $404, $423, and $378, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 2001:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$53,882 50,109 50,109	17.08% 15.88 10.02	$25,242 12,621 20,004	8.0% 4.0 4.0	$31,553 18,932 25,005	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET SEPTEMBER 30, 2001 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,169 52,573 1,006 37 $ 55,785
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 55,785 $ 55,785
CONDENSED STATEMENT OF INCOME For the nine-month period ended September 30, 2001 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 4,919 0 (50) $ 4,869

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

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have only increased 1.4% from $288,244 at September 30, 2000 to $292,194 at September 30, 2001 and have decreased as a percentage of total assets from 61.9% to 57.0% over the same period as loan demand has lessened in our market. Securities and federal funds sold have increased as a percentage of total assets from 31.3% at September 30, 2000 to 36.1% at September 30, 2001 as lending has slowed. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 16.1% at September 30, 2000 to 16.0% at September 30, 2001. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 64.7% of total assets at September 30, 2000 to 63.8% at September 30, 2001 while securities sold under agreement to repurchase have increased from 6.5% to 7.2% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 2001 and 2000:

Assets:
   Earning assets:
   Loans
   Investment securities
   Securities Available for Sale
   Federal funds sold and securities purchased
     under agreement to resell
   Other earning assets
      Total earning assets
   Other assets
      Total assets

Sept. 30, 2001 2000
57.0% 4.3 25.2 6.6 - 93.1 6.9 100.0%	61.9% 9.3 19.0 3.0 - 93.2 6.8 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

63.8% 7.2 1.2 72.2 16.0 .9 10.9 100.0%	64.7% 6.5 1.6 72.8 16.1 .6 10.5 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 2001 and 2000 of $1,894 and $1,665, respectively, resulting in a return on average assets of 1.48% and 1.43% and a return on average stockholders' equity of 14.18% and 13.87%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2001 and 2000 of $4,869 and $4,931, respectively, resulting in a return on average assets of 1.30% and 1.43% and a return on average stockholders' equity of 12.65% and 14.24%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $47,081 or 10.1% from $465,974 at September 30, 2000 to $513,055 at September 30, 2001. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2001 and September 30, 2000:

CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
   Per Share
Total assets
Total deposits
Loans, net of unearned income
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

Three-Month Period Ended September 30, Percent Increase 2001 2000 (Decrease)			Nine-Month Period Ended September 30, Percent Increase 2001 2000 (Decrease)
4,758 2,694 1,894 2.65 0 0 513,055 409,772 292,194 151,492 55,785 78.08 1.48% 14.18%	4,685 2,469 1,665 2.32 0 0 465,974 376,354 288,244 131,957 49,076 68.56 1.43% 13.87%	1.6% 9.1 13.8 14.2 - - 10.1% 8.9 1.4 14.8 13.7 13.9 3.5% 2.2%	13,508 6,998 4,869 6.81 0 0 513,055 409,772 292,194 151,492 55,785 78.08 1.30% 12.65%	14,076 7,320 4,931 6.89 0 0 465,974 376,354 288,244 131,957 49,076 68.56 1.43% 14.24%	(4.0)% (4.4) (1.3) (1.2) - - 10.1% 8.9 1.4 14.8 13.7 13.9 (9.1)% (11.2)%

(1) For the three-month period ended September 30, 2001 and September 30, 2000, average total assets amounted to $511,450 and $464,824 with average stockholders' equity totaling $53,419 and $48,010, respectively. For the nine-month period ended September 30, 2001 and September 30, 2000, average total assets amounted to $501,138 and $459,040 with average stockholders' equity totaling $51,339 and $46,156 respectively.

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

The Bank has maintained adequate net interest margins for the three-month and nine-month periods ended September 30, 2001 and 2000 by earning satisfactory yields on loans and securities and funding these assets with a favorable deposit mix containing a significant level of noninterest-bearing demand deposits.

Fully-tax-equivalent net interest income showed a 2.6% increase from $4,953 for the three-month period ended September 30, 2000 to $5,084 for the three-month period ended September 30, 2001. During the same period, total fully-tax-equivalent interest income decreased by 2.3% from $8,744 to $8,539 and total interest expense decreased by 8.9% from $3,791 to $3,455. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .34% from 4.58% for the three-month period ended September 30, 2000 to 4.24% for the three-month period ended September 30, 2001.

Fully-tax-equivalent net interest income showed a 4.2% decrease from $15,022 for the nine-month period ended September 30, 2000 to $14,389 for the nine-month period ended September 30, 2001. During the same period, total fully-tax-equivalent interest income increased by 2.3% from $25,734 to $26,328 and total interest expense increased by 11.5% from $10,712 to $11,939. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .59% from 4.69% for the nine-month period ended September 30, 2000 to 4.10% for the nine-month period ended September 30, 2001.

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
   Stockholders' equity
         Total liabilities           and stockholders'           equity
   Net interest income as a     percent of total earning     assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Three Months Ended 9/30/01 Three Months Ended 9/30/00 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$292,331 130,543 19,693 37,501 0 480,068 31,382 $511,450 $330,679 33,570 3,478 $367,727 86,169 4,135 53,419 $511,450 $480,068	$ 6,104 1,759 341 335 0 8,539 3,144 268 43 $ 3,455 $ 5,084 $ 116	8.35% 5.39 6.93 3.57 - 7.11 3.80 3.19 4.95 3.76 4.24	$288,137 116,949 16,128 11,728 0 432,942 31,882 $464,824 $297,932 32,539 2,760 $333,231 80,634 2,949 48,010 $464,824 $432,942	$ 6,543 1,733 287 181 0 8,744 3,340 387 64 $ 3,791 $ 4,953 $ 98	9.08% 5.93 7.12 6.17 - 8.08 4.48 4.76 9.28 4.55 4.58

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.48 14.18 0 10.45 12.81 18.27 93.86	1.48 13.87 0 10.33 12.68 16.66 93.14

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
   Stockholders' equity
         Total liabilities          and stockholders'          equity
   Net interest income as a     percent of total     earning assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Nine Months Ended 9/30/01 Nine Months Ended 9/30/00 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$295,093 118,299 19,709 34,447 0 467,548 33,590 $501,138 $333,271 29,720 3,242 $366,233 79,469 4,097 51,339 $501,138 $467,548	$ 19,160 5,022 1,033 1,113 0 26,328 10,928 875 136 $ 11,939 $ 14,389 $ 351	8.66% 5.66 6.99 4.31 - 7.51 4.37 3.93 5.59 4.35 4.10	$281,991 121,617 16,178 7,508 0 427,294 31,746 $459,040 $297,004 30,089 4,300 $331,393 78,254 3,237 46,156 $459,040 $427,294	$ 19,124 5,406 870 334 0 25,734 9,450 1,059 203 $ 10,712 $ 15,022 $ 296	9.04% 5.93 7.17 5.93 - 8.03 4.24 4.69 6.29 4.31 4.69

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.30 12.65 0 10.24 12.44 17.40 93.30	1.43 14.24 0 10.05 12.30 16.37 93.08

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 292,331 130,543 19,693 37,501 0 480,068 330,679 33,570 3,478 367,727 112,341 480,068	Average Volume 2000 288,137 116,949 16,128 11,728 0 432,942 297,932 32,539 2,760 333,231 99,711 432,942	Yield/Rate 2001 (1) 8.35% 5.39% 6.93% 3.57% - 7.11% 3.80% 3.19% 4.95% 3.76% 2.87% 3.35% .89% 4.24%	Yield/Rate 2000 (1) 9.08% 5.93% 7.12% 6.17% - 8.08% 4.48% 4.76% 9.28% 4.55% 3.50% 3.53% 1.05% 4.58%	Interest Earned/Paid 2001 (1) 6,104 1,759 341 335 0 8,539 3,144 268 43 3,455 3,455 5,084	Interest Earned/Paid 2000 (1) 6,543 1,733 287 181 0 8,744 3,340 387 64 3,791 3,791 4,953	Variance (439) 26 54 154 0 (205) (196) (119) (21) (336) (336)	Change Due to Rate (526) (158) (8) (76) - (768) (506) (128) (30) (664) (664)	Change Due to Volume 95 202 63 398 - 758 367 12 17 396 396	Change Due to Rate X Volume (8) (18) (1) (168) - (195) (57) (3) (8) (68) (68)

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell
Other earning assets

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 295,093 118,299 19,709 34,447 0 467,548 333,271 29,720 3,242 366,233 101,315 467,548	Average Volume 2000 281,991 121,617 16,178 7,508 0 427,294 297,004 30,089 4,300 331,393 95,901 427,294	Yield/Rate 2001 (1) 8.66% 5.66% 6.99% 4.31% - 7.51% 4.37% 3.93% 5.59% 4.35% 3.41% 3.16% .94% 4.10%	Yield/Rate 2000 (1) 9.04% 5.93% 7.17% 5.93% - 8.03% 4.24% 4.69% 6.29% 4.31% 3.34% 3.72% .97% 4.69%	Interest Earned/Paid 2001 (1) 19,160 5,022 1,033 1,113 0 26,328 10,928 875 136 11,939 11,939 14,389	Interest Earned/Paid 2000 (1) 19,124 5,406 870 334 0 25,734 9,450 1,059 203 10,712 10,712 15,022	Variance 36 (384) 163 779 0 594 1,478 (184) (67) 1,227 1,227	Change Due to Rate (804) (246) (22) (91) - (1,163) 290 (172) (23) 95 95	Change Due to Volume 888 (148) 190 1,198 - 2,128 1,153 (13) (50) 1,090 1,090	Change Due to Rate X Volume (48) 10 (5) (338) - (371) 35 1 6 42 42

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the allowance for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the allowance to a level above these guidelines to cover potential losses identified in the portfolio.

The provision for possible loan losses was $210 for the three-month period ended September 30, 2001 and $170 for the three-month period ended September 30, 2000. Net loan charge-offs/(recoveries) totaled $199 for the three-month period ended September 30, 2001 and $155 for the same period in 2000.

The provision for possible loan losses was $530 for the nine-month period ended September 30, 2001 and $650 for the nine-month period ended September 30, 2000. Net loan charge-offs/(recoveries) totaled $539 for the nine-month period ended September 30, 2001 and $258 for the same period in 2000.

The allowance for possible loan losses as a percentage of net loans was 1.31% at September 30, 2001 and 1.35% at September 30, 2000. The decreased provision during the nine-month period ended September 30, 2001 was due to a decrease in the rate of loan growth.

Securities Transactions - The Bank had no security sales during the first three quarters of 2000 or the first and third quarters of 2001. During the second quarter of 2001, the Bank sold $11,213 in available-for-sale short-term U.S. Treasury securities for a before-tax gain of $169. Due to the increased steepness of the Treasury yield curve, it was felt to be appropriate to take the gains on the Treasuries with a .8 year average life and reinvest in U.S. Agencies with an average life of 5.3 years. At September 30, 2001, December 31, 2000, and September 30, 2000 market value appreciation/(depreciation) in the securities portfolio totaled $4,928, $455, and $(1,264). As indicated, market value has increased in 2001 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 16.4% from $1,222 for the three-month period ended September 30, 2000 to $1,422 for the three-month period ended September 30, 2001.

Other income, net of any gains/losses on security transactions, increased by 12.5% from $3,393 for the nine-month period ended September 30, 2000 to $3,816 for the nine-month period ended September 30, 2001.

This increase in the three-month and nine-month period ended September 30, 2001 other income was due to an increase in deposit account volumes, higher merchant discount income and increased refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 1.4% from $3,438 for the three-month period ended September 30, 2000 to $3,486 for the three-month period ended September 30, 2001. The major components of other expenses are salaries and employee benefits which increased 6.6% from $2,013 to $2,145; occupancy expense which increased 2.1% from $434 to $443; and other operating expenses which decreased by 9.4% from $991 to $898.

Other expenses increased by 3.4% from $10,149 for the nine-month period ended September 30, 2000 to $10,495 for the nine-month period ended September 30, 2001. The major components of other expenses are salaries and employee benefits which increased 7.8% from $6,059 to $6,530; occupancy expense which increased 2.1% from $1,359 to $1,388; and other operating expense which decreased by 5.6% from $2,731 to $2,577.

The increase in the three-month and nine-month period ended September 30, 2001 salaries and employee benefits and occupancy expense was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense was impacted by costs associated with the new Murrells Inlet office and the purchase of the Surfside Office which was previously a leasehold interest. Other operating expenses have decreased due to lower credit card department related costs in the merchant discount income area.

Income Taxes - Provisions for income taxes decreased .5% from $804 for the three-month period ended September 30, 2000 to $800 for the three-month period ended September 30, 2001. Income before income taxes less interest on tax-exempt investment securities increased by 8.3% from $2,280 for the three-month period ended September 30, 2000 to $2,469 for the same period in 2001. State tax liability increased as income before income taxes increased 9.1% from $2,469 to $2,694 during the same period.

Provisions for income taxes decreased 10.9% from $2,389 for the nine-month period ended September 30, 2000 to $2,129 for the nine-month period ended September 30, 2001. Income before income taxes less interest on tax-exempt investment securities decreased by 6.4% from $6,746 for the nine-month period ended September 30, 2000 to $6,316 for the same period in 2001 and state tax liability decreased as income before income taxes decreased 4.4% from $7,320 to $6,998 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks (See Note 8 - Lines of Credit) and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs.

CAPITAL RESOURCES

Total stockholders' equity was $55,785, $48,606, $43,712 and $41,201 at September 30, 2001, December 31, 2000, December 31, 1999, and December 31, 1998, representing 10.87%, 10.32%, 9.59%, and 9.66% of total assets, respectively. At September 30, 2001, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

                                       24

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

Date:  November 13, 2001