Form 10-K405
period 2001-12-31
CNB CORP /SC/
filed 2002-03-19
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of February 28, 2002, 716,912 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately $76,709,584.

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
Disagreements on Accounting and Financial Disclosure

24 25 26-33 34-58 58

PART III
ITEM 10 ITEM 11 ITEM 12 ITEM 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	59-63 64-67 68 68

PART IV
ITEM 14	Exhibits, Financial Statement Schedules, Notes to Financial Statements, and Reports on Form 8-K	69

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry and Georgetown Counties, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South Carolina. The Bank became a national bank operating as The Conway National Bank in 1914. On June 10, 1985, the Bank was reorganized into a bank holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened: Coastal Centre in Conway, Horry County, (1969); Surfside in Surfside Beach, Horry County, (1971); Northside, north of Myrtle Beach, Horry County, (1977); Red Hill in Conway, Horry County, (1981); Socastee, in the southern portion of Myrtle Beach, Horry County, (1986); Aynor in the Town of Aynor, Horry County, (1991), Myrtle Beach in the City of Myrtle Beach, Horry County, (1995), West Conway, in Conway, Horry County, (1998) and Murrells Inlet in Murrells Inlet, Georgetown County, (2000). The Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office was expanded in 1980. The Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 209 full-time-equivalent employees at its principal office and ten branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs. Commercial lending operations include various types of credit for business, industry, and agriculture. In addition, the Bank offers safe deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the STAR Network, internet banking, direct deposits and a MasterCard/Visa program. Through a correspondent relationship the Bank offers discount brokerage services. The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

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

COMPETITION

The Bank actively competes with other institutions in Horry County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, two state-wide banks, five locally owned banks in Horry County and various other financial and thrift institutions. The regional banks with offices in Horry County are Bank of America, Centura Bank, First Union National Bank, First Citizens Bank and Trust Company, Branch Bank and Trust and Wachovia, N.A.. The statewide banks with offices in Horry County are National Bank of South Carolina and Carolina First Savings Bank. The locally owned banks having offices in Horry County are Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, Sandhills Bank, and Beach First National Bank. In addition, two thrift institutions have offices in Horry County. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 2001, has 718,246 shares issued and 716,112 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

Total interest income
Total interest expense
Net interest income
Provision for possible
 loan losses
Total other operating income
Total other operating expenses
Income before income taxes
Income taxes
Net Income
Net income per weighted
   average shares outstanding

2001 $8,907 4,404 4,503 190 1,133 3,465 1,981 615 $1,366 $ 1.91	2000 $8,301 3,420 4,881 240 1,027 3,332 2,336 771 $1,565 $ 2.19	2001 $8,647 4,080 4,567 130 1,430 3,544 2,323 714 $1,609 $ 2.25	2000 $8,491 3,501 4,990 240 1,144 3,379 2,515 814 $1,701 $ 2.38	2001 $8,423 3,455 4,968 210 1,422 3,486 2,694 800 $1,894 $ 2.65	2000 $8,646 3,791 4,855 170 1,222 3,438 2,469 804 $1,665 $ 2.32	2001 $7,986 2,883 5,103 95 1,352 4,111 2,249 683 $1,566 $ 2.19	2000 $8,837 4,113 4,724 170 1,169 3,812 1,911 531 $1,380 $ 1.93

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

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/01 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$294,837 122,060 20,744 32,984 $470,625 33,771 $504,396 $332,870 30,882 3,409 $367,161 80,218 4,474 52,543 $504,396 $470,625	$ 24,967 6,778 1,411 1,287 $34,443 13,577 1,070 175 $ 14,822 $ 19,621 $ 480	8.47% 5.55 6.80 3.90 7.32 4.08 3.46 5.13 4.04 4.17%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

1.28% 12.25 38.96 10.42 12.72 17.82 93.30%

 (2) The Company had no out-of-period adjustments or foreign activities.
     Loan fees of $295 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $633 as of December 31, 2001 are included in loans, net of unearned income,
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
    Loan fees of $237 are included in the above interest income. Loans on a
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
    Loan fees of $228 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $527 as of December 31, 1999 are included in loans, net of unearned income, for purpose of this analysis.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 294,837 122,060 20,744 32,984 470,625 332,870 30,882 3,409 367,161 103,464 470,625	Average Volume 2000 284,431 118,983 16,344 11,022 430,780 299,460 30,953 4,206 334,619 96,161 430,780	Yield/Rate 2001 (1) 8.47% 5.55% 6.80% 3.90% 7.32% 4.08% 3.46% 5.13% 4.04% 3.15% 3.28% .89% 4.17%	Yield/Rate 2000 (1) 9.06% 5.92% 7.14% 6.25% 8.05% 4.37% 4.75% 6.49% 4.43% 3.44% 3.62% .99% 4.61%	Interest Earned/Paid 2001 (1) 24,967 6,778 1,411 1,287 34,443 13,577 1,070 175 14,822 14,822 19,621	Interest Earned/Paid 2000 (1) 25,771 7,045 1,167 689 34,672 13,082 1,470 273 14,825 14,825 19,847	Variance (804) (267) 244 598 (229) 495 (400) (98) (3) (3)	Change Due to Rate (1,678) (440) (56) (255) (2,429) (868) (399) (57) (1,324) (1,324)	Change Due to Volume 943 182 314 1,373 2,812 1,460 (2) (52) 1,406 1,406	Change Due to Rate X Volume (69) (9) (14) (520) (612) (97) 1 11 (85) (85)

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
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

INVESTMENT SECURITIES

Investment securities with a par value of $76,640, $90,870, and $82,325 at December 31, 2001, 2000, and 1999, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2001, 2000, and 1999.
AVAILABLE FOR SALE	December 31, 2001 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,927 96,652 14,612 121,191	$ 173 2,050 328 2,551	$ - 174 - 174	$10,100 98,528 14,940 123,568	5.60% 5.46% 5.76% 5.51%
State, county and municipal One to five years Six to ten years After ten years Other restricted CRA Qualified Investment Fund Total available for sale	3,652 11,640 854 16,146 278 $137,615	48 149 3 200 - $ 2,751	29 146 10 185 - $ 359	3,671 11,643 847 16,161 278 $140,007	5.38% 5.89% 6.34% 5.80% 9.45% 5.55%
HELD TO MATURITY Federal agencies Within one year One to five years	3,013 7,011 10,024	31 295 326	- - -	3,044 7,306 10,350	5.07% 6.77% 6.26%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS, AT COST Federal Reserve & Federal Home Loan Bank Stock	1,570 5,931 3,180 10,681 $ 20,705 $ 1,394	20 187 80 287 $ 613 -	- - 6 6 $ 6 -	1,590 6,118 3,254 10,962 $ 21,312 $ 1,394	5.88% 6.39% 6.39% 6.31% 6.29% 7.03%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued
AVAILABLE FOR SALE United States Treasury Within one year	December 31, 2000 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$14,066	$ 65	$ -	$14,131	6.05%
Federal agencies Within one year One to five years	25,059 41,517 66,576	19 129 148	52 207 259	25,026 41,439 66,465	5.68% 5.99% 5.87%
State, county and municipal One to five years Six to ten years After ten years Other restricted CRA Qualified Investment Fund Total available for sale	453 4,711 1,357 6,521 254 $87,417	5 134 71 210 - $ 423	- - - - - $ 259	458 4,845 1,428 6,731 254 $87,581	6.65% 6.54% 7.40% 6.73% 5.64% 5.96%
HELD TO MATURITY United States Treasury Within one year	$ 1,006	$ 1	$ -	$ 1,007	5.76%
Federal agencies Within one year One to five years	13,026 15,082 28,108	23 129 152	2 22 24	13,047 15,189 28,236	6.45% 6.27% 6.36%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS, AT COST Federal Reserve & Federal Home Loan Bank Stock	2,415 6,322 4,364 13,101 $42,215 $ 1,394	11 50 112 173 $ 326 -	- 4 7 11 $ 35 -	2,426 6,368 4,469 13,263 $42,506 $ 1,394	7.42% 6.17% 6.52% 6.52% 6.39% 6.96%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued
AVAILABLE FOR SALE United States Treasury Within one year One to five years	December 31, 1999 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$ 4,984 10,117 15,101	$ 11 0 11	$ 10 114 124	$ 4,985 10,003 14,988	6.38% 5.99% 6.12%
Federal agencies Within one year One to five years	11,461 61,746 73,207	0 5 5	38 1,533 1,571	11,423 60,218 71,641	5.96% 5.79% 5.82%
State, county and municipal Six to ten years Total available for sale	1,132 $89,440	1 $ 17	5 $1,700	1,128 $87,757	6.96% 5.78%
HELD TO MATURITY United States Treasury Within one year One to five years	$ 3,000 1,012 4,012	$ 5 - 5	$ - 14 14	$ 3,005 998 $ 4,003	6.54% 5.76% 6.35%
Federal agencies Within one year One to five years	7,613 28,188 35,801	- 25 25	11 368 379	7,602 27,845 35,447	6.30% 6.36% 6.35%
State, county and municipal Within one year One to five years Six to ten years After ten years Total held to maturity OTHER INVESTMENTS, AT COST Federal Reserve & Federal Home Loan Bank Stock	1,759 8,342 4,315 639 15,055 $54,868 $ 1,394	12 42 17 1 72 $ 102 -	- 49 78 20 147 $ 540 $ 1,394	1,771 8,335 4,254 620 14,980 $54,430 -	8.60% 6.50% 6.69% 5.56% 6.76% 6.46% 6.96%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 1999, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

LOAN PORTFOLIO

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2001, 2000, 1999, 1998, and 1997 by major classification:

2001	2000	1999	1998	1997

Real Estate Loans - mortgage
                  - construction
Loans to farmers
Commercial and industrial loans
Loans to individuals for household
  family and other consumer
  expenditure
All other loans, including
  Overdrafts
  Gross Loans
    Less unearned income
   Less reserve for loan losses
    Net loans

$187,808 28,324 1,316 44,351 32,015 2,800 296,614 (7) (3,763) $292,844	$191,329 20,590 1,376 45,929 34,775 1,698 295,697 (49) (3,782) $291,866	$163,614 21,013 1,447 45,742 33,864 1,736 267,416 (275) (3,451) $263,690	$142,039 15,560 1,487 36,393 32,669 1,951 230,099 (970) (3,132) $225,997	$136,441 19,653 1,214 34,606 30,772 140 222,826 (1,105) (2,879) $218,842

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The Company's loan portfolio consisted of approximately $220,786 and $232,944 in fixed rate loans as of December 31, 2001 and 2000, respectively. At December 31, 2001, and 2000, fixed rate loans with maturities in excess of one year amounted to approximately $169,151 and $175,866, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2001, 2000, 1999, 1998, 1997:
	2001	2000	1999	1998	1997
Nonaccrual loans Accruing loans which are contractually past due 90 days or more as to principal or interest payments Restructured trouble debt	$ 633 $ 138 None	$ 305 $ 189 None	$ 527 $ 142 None	$ 422 $ 100 None	$ 24 $ 135 None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2001, 2000, and 1999 is as follows:
	2001	2000	1999
Interest included in income during the year Interest which would have been included at the original contract rates	$ 12 $ 66	$ 10 $ 38	$ 26 $ 46

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

As of December 31, 2001, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2001, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2001, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

OTHER INTEREST-BEARING ASSETS

As of December 31, 2001, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

Loans (net of unearned income):
  Average loans outstanding for
  the period

Reserve for loan losses:

Balance at the beginning of period
  Charge-offs:
    Commercial, financial, and agricultural

    Real Estate - construction and mortgage

    Loans to individuals

     Total charge-offs

  Recoveries:
   Commercial, financial, and agricultural

   Real Estate - construction and mortgage

   Loans to individuals

     Total recoveries

Net charge-offs
Additions charged to operations
Balance at end of period

	Year Ended December 31, 2001 2000 1999 1998 1997
	$294,837 $ 3,782 383 96 470 949 106 31 168 $ 305 $ 644 $ 625 $ 3,763	$284,431 $ 3,451 186 134 426 746 92 19 146 $ 257 $ 489 $ 820 $ 3,782	$248,616 $ 3,132 254 3 559 816 103 21 216 $ 340 $ 476 $ 795 $ 3,451	$228,057 $ 2,879 189 14 553 756 89 5 235 $ 329 $ 427 $ 680 $ 3,132	$204,987 $ 2,370 238 5 399 642 100 106 145 $ 351 $ 291 $ 800 $ 2,879
Ratio of net charge-offs during the period to average loans outstanding during the period	.22%	.17%	.19%	.19%	.14%

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

The Board of Directors maintains an independent Loan Review function which has established controls and procedures to monitor loan portfolio risk on an on-going basis.  Credit reviews on all major relationships are conducted on a continuous basis as is the monitoring of past-due trends and classified assets.  The function utilizes various methodologies in its assessment of the adequacy of the Reserve for Loan Losses.  Three primary measurements are reported to the Board of Directors on a quarterly basis, the Graded Loan Method based on a bank-wide risk grading model, the Migration Analysis Method which tracks risk patterns on charged-off loans for the previous 10 years, and the Historical Experience Method based on net charge-offs.  Additionally, the function annually conducts an independent economic assessment, addresses portfolio risk by industry concentration, reviews loan policy changes and marketing strategies for any effect on portfolio risk, and conducts tests addressing portfolio performance by type of portfolio, collateral type, and loan officer performance.

Based upon all relevant factors, Management anticipates net charge-offs to be approximately $750 during 2002.

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

Years Ended December 31,
Noninterest bearing demand deposits Interest bearing demand deposits Savings deposits Time deposits Total deposits	2001 80,218 53,225 26,931 252,714 413,088	2000 77,180 52,389 27,665 219,406 376,640	1999 74,385 52,195 28,594 218,000 373,174

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

Years Ended December 31,
Interest bearing demand deposits Savings Deposits Time deposits	2001 ..72% 2.21% 4.99%	2000 1.06% 2.46% 5.40%	1999 1.06% 2.51% 4.74%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2001:
Maturity within 3 months or less Over 3 through 6 months Over 6 through 12 months Over 12 months Total	$28,479 24,768 11,989 3,372 $68,608

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:
Years Ended December 31,
Return on average total assets Return on average stockholders' equity Cash dividend payout ratio Average equity to average assets ratio	2001 1.28% 12.25% 38.96% 10.42%	2000 1.36% 13.42% 39.66% 10.17%	1999 1.35% 14.15% 34.17% 9.51%

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance. No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:
December 31,
Federal funds purchased and securities sold under agreement to repurchase	2001 $32,821	2000 $22,567	1999 $27,477

The following information relates to short-term borrowings outstanding during 2001, 2000, and 1999:

                         Maximum Amount        Weighted Average
                       Outstanding in Any        Interest Rate
                           Month  End           at December 31,
                      2001    2000    1999    2001   2000   1999
  Federal funds
   purchased and
   securities sold
   under agreement
   to repurchase     $36,702 $34,263 $36,183   1.91% 5.00%  4.34%

                                           Year ended December 31,
                                         2001      2000      1999
  Federal funds purchased and
   securities sold under
   agreement to repurchase-
   average daily amount outstanding     $30,882   $30,851   $32,555
   Weighted average interest rate paid     3.46%     4.76%     4.15%

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has ten permanent offices in Horry County and one permanent office in Georgetown County, for a total of eleven offices. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet. In addition, the Bank has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), and Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet). Of the eleven offices, the bank owns the principal office, the office at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, and Murrells Inlet. One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased three future office sites. The sites consist of 1.1 acres on Highway 701 north of Conway, 1.0 acres on Highway 17 in North Myrtle Beach, and 3.24 acres on Highway 9 west of North Myrtle Beach. Plans are being made to build an approximate 3,600 square foot office on the North Myrtle Beach site with a tentative opening date in October, 2002. The company anticipates building offices on the other sites within the next three to five years, depending on market conditions. Additionally, preliminary work is being done to build a new approximate 24,000 square foot retail office at the principal site and converting the existing 33,616 square foot building into an operations center. Anticipated completion of this project is in the latter half of 2003.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2001.

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

On May 8, 2001, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected three directors to serve for a three-year term; and

2) Ratified the appointment of Elliott Davis, LLP as independent auditors for the Company and its subsidiary for the year ending December
   31, 2001.

PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

As of December 31, 2001, there were approximately 723 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years adjusted for the effect of a 20% stock dividend paid during 2000.

                                          2001                2000
                                     High       Low       High      Low

                    First Quarter  $100.00    $100.00   $ 91.25   $ 91.25
                    Second Quarter $104.00    $100.00   $ 95.00   $ 91.25
                    Third Quarter  $104.00    $104.00   $ 95.00   $ 95.00
                    Fourth Quarter $107.00    $104.00   $100.00   $ 95.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.50 per share in 2001, 2000, 1999 and 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September 2000, a 25% stock dividend in September 1997, a 20% stock dividend in September 1994, a 50% stock dividend in July 1989, a 20% stock dividend in August 1987 and a 15% stock dividend in November 1985. There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.
Year Ended December 31,

Selected Income Statement Data:
Total Interest Income
Total Interest Expense
Net Interest Income
Provisions for Possible Loan Losses
Net Interest Income after Provision
  for Possible Loan Losses
Total Other Operating Income
Total Other Operating Expense
Income Before Income Taxes
Income Taxes
Net Income

Per Share:
Net Income Per Weighted Average
  Shares Outstanding*
Cash Dividend Paid Per Share
Weighted Average Shares
  Outstanding*

2001 $ 33,963 14,822 19,141 625 18,516 5,337 14,606 9,247 2,812 $ 6,435 $ 9.00 $ 3.50 714,618	2000 $ 34,275 14,825 19,450 820 18,630 4,562 13,961 9,231 2,920 $ 6,311 $ 8.82 $ 3.50 715,656	1999 $ 31,743 13,044 18,699 795 17,904 4,307 13,030 9,181 3,076 $ 6,105 $ 8.53 $ 3.50 716,209	1998 $ 30,043 13,030 17,013 680 16,333 3,932 11,936 8,329 2,821 $ 5,508 $ 7.68 $ 3.50 716,942	1997 $ 27,759 11,764 15,995 800 15,195 3,413 11,041 7,567 2,760 $ 4,807 $ 6.69 $ 3.00 718,122

*Restated for a 20% stock dividend issued during 2000.
Selected Balance Sheet Data: Assets Net Loans Investment Securities Federal Funds Sold Deposits: Non-Interest-Bearing Interest-Bearing Total Deposits Stockholders' Equity	$505,725 292,844 162,106 3,950 $ 88,995 321,648 $410,643 $ 53,996	$471,076 291,866 131,190 9,875 $ 76,342 314,388 $390,730 $ 48,606	$455,702 263,690 144,019 11,150 $ 72,728 302,775 $375,503 $ 43,712	$426,359 225,997 141,203 27,100 $ 66,303 279,809 $346,112 $ 41,201	$381,144 218,842 123,423 11,375 $ 55,422 245,905 $301,327 $ 37,717

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased 10.7% from $267,141 at December 31, 1999 to $295,648 at December 31, 2000; and .3% from December 31, 2000 to $296,607 at December 31, 2001. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand was strong in our market area in 2000 reflecting a strong local economy, but declined in 2001 due to recessionary pressures coupled with the effects of the September 11 terrorist attacks on consumer confidence. Loans, net of unearned income, increased as a percentage of total assets from 58.6% at year-end 1999 to 62.8% at year-end 2000 and decreased to 58.6% at year-end 2001. Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 34.1% at year-end 1999 to 29.9% at year-end 2000 and increased to 32.8% at year-end 2001 as investments have been utilized to balance the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets increased from 7.3% in 1999 and 2000 to 8.6% in 2001 due to the purchase of the existing Surfside Beach office site in early 2001. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have grown from 16.0% at December 31, 1999 to 16.2% at December 31, 2000 and 17.6% at December 31, 2001. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 73.3% at December 31, 1999 to 72.3% at December 31, 2000 and 70.5% at December 31, 2001.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2001, 2000 and 1999:

Assets:
   Earning assets:
     Loans, net of unearned income
           Investment securities:
           Taxable
           Tax-exempt
     Federal funds sold and securities purchased
       under agreement to resell
     Other earning assets
        Total earning assets
     Other assets
        Total assets

December 31, 2001 2000 1999
58.6% 26.7 5.3 ..8 - 91.4 8.6 100.0%	62.8% 23.6 4.2 2.1 - 92.7 7.3 100.0%	58.6% 28.0 3.6 2.5 - 92.7 7.3 100.0%

Liabilities and stockholder's equity:
     Interest-bearing liabilities:
       Interest-bearing deposits
       Federal funds purchased and securities sold
        under agreement to resell
       Other short-term borrowings
        Total interest-bearing liabilities
     Noninterest-bearing deposits
     Other liabilities
     Stockholders' equity
      Total liabilities and stockholders' equity

63.6% 6.5 .4 70.5 17.6 1.2 10.7 100.0%	66.8% 4.8 .7 72.3 16.2 1.2 10.3 100.0%	66.5% 6.0 .8 73.3 16.0 1.1 9.6 100.0%

Results of Operation

CNB Corporation and subsidiary experienced earnings in 2001, 2000 and 1999 of $6,435, $6,311,and $6,105, respectively, resulting in a return of average assets of 1.28%, 1.36%, and 1.35% and a return on average stockholders' equity of 12.25%, 13.42% and 14.15%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $505,725 at December 31, 2001 as compared to $471,076 at December 31, 2000 and $455,702 at December 31, 1999. The following table sets forth the financial highlights for fiscal years 2001, 2000, and 1999.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2001	2000 to 2001 Percent Increase (Decrease)	December 31, 2000	1999 to 2000 Percent Increase (Decrease)	December 31, 1999
Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share (weighted average
  of shares outstanding)*

Cash dividends declared

   Per Share*

Total assets
Total deposits
Loans, net of unearned income
Investment securities
Stockholders' equity
    Book value per share*
   (actual number of shares
    outstanding)

*Restated for stock dividend

Ratios (1):
Return on average total assets
Return on average stockholders'
equity	$ 18,516 9,247 6,435 $ 9.00 2,507 $ 3.50 $505,725 410,643 296,607 162,106 53,996 $ 75.40 1.28% 12.25%	(.6)% ..2 2.0 2.0 ..2 - 7.4% 5.1 ..3 23.6 11.1 10.9 (5.9) (8.7)	$ 18,630 9,231 6,311 $ 8.82 2,502 $ 3.50 $471,076 390,730 295,648 131,190 48,606 $ 67.98 1.36% 13.42%	4.1% 5.5 3.4 3.4 19.9 - 3.4% 4.1 10.7 (8.9) 11.2 11.2 ..7 (5.2)	$ 17,904 9,181 6,105 $ 8.53 2,086 $ 3.50 $455,702 375,503 267,141 144,019 43,712 $ 61.12 1.35% 14.15%

(1)  For the fiscal years ended December 31, 2001, 2000, and 1999, average total assets      amounted to $504,396, $462,360, and $453,571 with average stockholders' equity      totaling $52,543, $47,025, and $43,146, respectively.

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

The Bank maintained strong net interest margins in 2000 and 1999 by earning adequate yields on loans and investments and funding these assets with a favorable mix. However, the 2001 net interest margin fell below desirable levels due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to strong competitive pressure. We do expect a widening in the net interest margin in 2002. Fully-tax-equivalent net interest income grew from $19,069 in 1999 to $19,847 in 2000 and shrank to 19,621 in 2001. During the three-year period, total fully-tax-equivalent interest income increased by 8.0% from $32,113 in 1999 to $34,672 in 2000 and decreased .7% in 2001 to $34,443. Over the same period, total interest expense increased by 13.7% from $13,044 in 1999 to $14,825 in 2000 and showed little change to $14,822 in 2001. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.5% in 1999, 4.6% in 2000 and decreased to 4.2% in 2001.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2001, 2000, and 1999. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

Interest Rate Sensitivity Analysis
1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years

Rate Sensitive Assets (RSA)
  Federal Funds Sold
  Investment Securities
  Loans (net of non-accruals $633)
Total, RSA

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of
  $100,000 or more
All Other Time Deposits
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements
Federal Home Loan Bank Advances

Total RSL
RSA-RSL
Cumulative RSA-RSL
Cumulative RSA/RSL

3,950 0 75,821 79,771 0 0 32,289 0 32,289 47,482 47,482 2.47	0 8,184 20,810 28,994 28,479 43,365 532 83 72,459 (43,465) 4,017 1.04	0 9,000 12,615 21,615 24,768 24,068 0 83 48,919 (27,304) (23,287) .85	0 25,029 17,584 42,613 11,989 41,406 0 83 53,478 (10,865) (34,152) .84	0 105,622 116,601 222,223 3,372 11,540 0 330 15,242 206,981 172,829 1.78	0 12,877 52,550 65,427 0 388 0 906 1,294 64,133 236,962 2.06

NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan",as amended by SFAS 118, in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $625 in 2001, $820 in 2000 and $795 in 1999. Net loan charge-offs totalled $644 in 2001, $489 in 2000, and $476 in 1999 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.28% at December 31, 2001, 1.30% at December 31, 2000, and 1.31% at December 31, 1999. The decreased provision during 2001 was due to a decrease in the rate of loan growth.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $2,999 at December 31, 2001, $455 at December 31, 2000, and $(2,121) at December 31, 1999. The market value of investment securities rose in 2000 and 2001 as overall market rates declined. No security gains/(losses) were taken in 1999 or 2000, but a gain of $169 was taken in 2001. Due to the increased steepness of the Treasury yield curve, it was felt appropriate to take the gains on the sale of $11,213 in available-for-sale short-term Treasuries with a .8 year average life and reinvest in U.S. Agencies with an average life of 5.3 years.

Other Income - Other income, net of any securities gains/(losses), increased by 5.9% from $4,307 in 1999 to $4,562 in 2000 and grew 13.3% from $4,562 in 2000 to $5,168 in 2001. Other income rose in 1999, 2000 and 2001 due to continued growth in deposit account activity, higher merchant discount income and increased refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 7.1% from $13,030 in 1999 to $13,961 in 2000 and 4.6% from $13,961 in 2000 to $14,606 in 2001. The components of other expenses are salaries and employee benefits of $8,024, $8,620, and $9,282; occupancy and furniture and equipment expenses of $1,719, $1,821, and $1,876; and other operating expenses of $3,287, $3,520, and $3,448 for 1999, 2000, and 2001, respectively. The increase in salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 202 to 209 full-time equivalent employees over the three-year period. The addition of the Murrells Inlet office in 2000 and the purchase of the Surfside Office which was previously a leasehold interest impacted occupancy and furniture and equipment expense. Looking ahead, non-interest expense should grow in 2002 due to the addition of the North Myrtle Beach office and corresponding operational areas, and in 2003 due to the construction of the new Main Office Retail Center. Other operating expenses have decreased due to lower credit card department related costs in the merchant discount income area.

Income Taxes - Provisions for income taxes decreased 5.1% from $3,076 in 1999 to $2,920 in 2000 and decreased 3.7% from $2,920 in 2000 to $2,812 in 2001. The decrease in income taxes in 2000 and 2001 was due to only a slight increase in income before income taxes each year coupled with a 7.1% increase in nontaxable income from $719 in 1999 to $770 in 2000 and a 20.9% increase from $770 in 2000 to $931 in 2001.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8 - LINES OF CREDIT). The Company has cash balances on hand of $5,248, $4,776, and $4,241 at December 31, 2001, 2000, and 1999 with liabilities, consisting of cash dividends payable, totalling $2,507, $2,502, and $2,086, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

OFF-BALANCE SHEET RISK

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  At December 31, 2001, the Bank had issued commitments to extend credit of $25.8 million and standby letters of credit of $3.5 million (see NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK).  The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Obligations under noncancelable operating lease agreements totaled $41 thousand at December 31, 2001.  These obligations are payable over several years as shown in NOTE 11 - COMMITMENTS AND CONTINGENCIES.

CAPITAL RESOURCES
Total stockholders' equity was $53,996, $48,606, and $43,712 at December 31, 2001, 2000, and 1999, representing 10.68%, 10.32%, and 9.59% of total assets, respectively. At December 31, 2001, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ACCOUNTING ISSUES

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125," was issued in September 2000. It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but 3will carry over most of SFAs No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have a material effect on the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have a material effect on the Company. The adoption of SFAS No. 142 is not expected to have a material effect on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company believes that it is currently in compliance with the requirements of SAB 102.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

 CONTENTS
PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

36 37 38 39 40 41 42 - 58

ELLIOTT DAVIS, LLP
CERTIFIED PUBLIC ACCOUNTS
MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTS

GREENVILLE, S.C.
GREENWOOD, S.C.
ANDERSON, S.C.
AIKEN, S.C.
COLUMBIA, S.C.
AUGUSTA, GA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLP

January 18, 2002
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

                                                     ASSETS
CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (fair value $21,312 in 2001 and $42,506 in 2000)

OTHER INVESTMENTS, AT COST

LOANS
   Less allowance for loan losses
      Net loans

PREMISES AND EQUIPMENT

ACCRUED INTEREST RECEIVABLE

OTHER ASSETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
      Noninterest-bearing
      Interest-bearing
         Total deposits
   Federal Home Loan Bank advances
   Securities sold under repurchase agreements
   United States Treasury demand notes
   Other liabilities
         Total liabilities

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11

STOCKHOLDERS' EQUITY
   Common stock - $10 par value; authorized 1,500,000 shares;
      issued 718,246 shares in 2001 and 2000
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income

   Less 2,134 in 2001 and 3,256 in 2000 shares held in Treasury at cost
         Total stockholders' equity

2001
$  27,895

3,950

140,007

20,705

1,394

296,607
     (3,763)
292,844

11,285

4,482

      3,163
$ 505,725

$  88,995
  321,648
410,643
1,485
32,821
653
     6,127
  451,729

7,182
34,774
10,826
      1,435
54,217
       (221)
    53,996

$505,725

2000 $ 20,239 9,875 87,581 42,215 1,394 295,648 (3,782) 291,866 9,795 5,099 3,012 $ 471,076 $ 76,342 314,388 390,730 1,650 22,567 1,834 5,689 422,470 7,182 34,732 6,898 98 48,910 (304) 48,606 $471,076

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
   Federal Home Loan Bank advances
   United States Treasury demand notes
         Total interest expense

         Net interest income

PROVISION FOR LOAN LOSSES

         Net interest income after provision for loan losses

NONINTEREST INCOME
   Service charges on deposit accounts
   Other service and exchange charges
   Gain on sale of investment securities available for sale
         Total noninterest income

NONINTEREST EXPENSES
   Salaries and wages
   Pensions and other employee benefits
   Occupancy
   Furniture and equipment
   Liability insurance
   Office supplies
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK

2001 $ 24,967 6,778 931 7,709 1,287 33,963 13,577 1,070 111 64 14,822 19,141 625 18,516 3,015 2,153 169 5,337 7,212 2,070 853 1,023 74 447 863 2,064 14,606 9,247 2,812 $ 6,435 $ 9.00	2000 $ 25,771 7,045 770 7,815 689 34,275 13,082 1,470 154 119 14,825 19,450 820 18,630 2,758 1,804 - 4,562 6,794 1,826 846 975 76 405 947 2,092 13,961 9,231 2,920 $ 6,311 $ 8.82	1999 $ 21,869 7,754 719 8,473 1,401 31,743 11,616 1,351 - 77 13,044 18,699 795 17,904 2,563 1,744 - 4,307 6,387 1,637 755 964 110 490 862 1,825 13,030 9,181 3,076 $ 6,105 $ 8.53

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2001, 2000, and 1999
(amounts, except share data, in thousands)
Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock	Total stock- holders' equity

BALANCE, DECEMBER 31, 1998

   Net income
   Cash dividend, $3.50 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
     gain, net of income taxes of $957

BALANCE, DECEMBER 31, 1999

   Net income
   Cash dividend, $3.50 per share
   Six-for-five stock split effected in
     the form of a stock dividend
   Cash in lieu of fractional shares on
     stock split
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
     loss, net of income taxes of $739

BALANCE, DECEMBER 31, 2000

    Net income
   Cash dividend, $3.50 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $891

BALANCE, DECEMBER 31, 2001

598,681 - - - - - 598,681 - - 119,565 - - - - 718,246 - - - - - 718,246	$5,987 - - - - - 5,987 - - 1,195 - - - - 7,182 - - - - - $ 7,182	$ 24,538 - - - 8 - 24,546 - - 10,163 - - 23 - 34,732 - - - 42 - $34,774	$ 10,448 6,105 (2,086) - - - 14,467 6,311 (2,502) (11,358) (20) - - - 6,898 6,435 (2,507) - - - $10,826	$ 425 - - - - (1,436) (1,011) - - - - - - 1,109 98 - - - - 1,337 $1,435	$ (197) - - (80) - - (277) - - - - (27) - - (304) - - 83 - - $ (221)	$ 41,201 6,105 (2,086) (80) 8 (1,436) 43,712 6,311 (2,502) - (20) (27) 23 1,109 48,606 6,435 (2,507) 83 42 1,337 $53,996

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding (losses) gains on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2001 $ 6,435 1,506 (169) $ 7,772	2000 $ 6,311 1,109 - $ 7,420	1999 $ 6,105 (1,436) - $ 4,669

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision for deferred income taxes
      (Gain) loss on disposal of equipment
      Gain on sale of investment securities available for sale
      Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable
         Increase in other assets
         Increase (decrease) in other liabilities
            Net cash provided by operating activities

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities of investment securities available for sale
   Purchases of investment securities available for sale
   Purchases of investment securities held to maturity
   Net decrease in federal funds sold
   Net increase in loans
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase in deposits
   Increase (decrease) in securities sold under repurchase agreements
   Proceeds from Federal Home Loan Bank advances
   Repayments of Federal Home Loan Bank advances
   Increase (decrease) in United States Treasury demand notes
   Treasury stock transactions, net
   Cash paid in lieu of fractional shares on stock split

            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

2001

$   6,435

650
625
(267)
-
(169)

617
(265)
          (14)
      7,612

11,382
21,510
44,192
(105,602)
-
5,925
(1,667)
     (2,140)
    (26,400)

(2,502)
19,913
10,254
-
(165)
(1,181)
125
           -

    26,444

7,656

    20,239

$  27,895

$  15,216
$    2,815

2000 $ 6,311 586 820 (40) 7 - (633) (98) 73 7,026 - 12,653 13,671 (11,647) - 1,275 (28,996) (1,884) (14,928) (2,086) 15,227 (4,910) 1,650 - (1,975) (4) (20) 7,882 (20) 20,259 $ 20,239 $ 12,953 $ 3,087

     1999

$       6,105

576
795
(112)
(2)
-

(365)
(77)
           168
        7,088

-
14,450
17,454
(28,416)
(8,670)
15,950
(38,489)
       (1,820)
      (29,541)

(2,090)
29,390
(5,041)
-
-
2,661
(72)
                 -

       24,848

2,395

       17,864

$     20,259

$     12,759
$       3,408

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

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that the Company classify debt securities upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at fair value. Unrealized holding gains or losses are reported as a component of stockholders' equity (accumulated other comprehensive income (loss)) net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a method which approximates a level yield. To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $294,000, $357,000 and $285,000, were included in the Company's results of operations for 2001, 2000, and 1999, respectively.

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

Reclassifications

Certain amounts in the financial statements for the year ended December 31, 2000 and 2001 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2001.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed on the basis of the weighted average number of common shares outstanding: 714,618 in 2001, 715,656 in 2000, and 716,209 in 1999. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

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

Investment securities available for sale and held to maturity - Fair values for investment securities are based on quoted market prices.

Other investments - No ready market exists for Federal Reserve and Federal Home Loan Bank Stock and they have no quoted market value. However, redemption of this stock has historically been at par value.

(Continued)

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

Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased, short-term Federal Home Loan Bank advances and U. S. Treasury demand notes approximate their fair values.

Federal Home Loan Bank advances - Fair values of Federal Home Loan Bank advances are based on a discounted cash flow analysis comparing existing rates on the Company's advances to current rates offered on advances of similar maturities.

Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Recently issued accounting standards

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have a material effect on the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have a material effect on the Company. The adoption of SFAS No. 142 is not expected to have a material effect on the Company.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived  Assets." This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived  assets.    The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15,  2001. This SFAS is not expected to have a material impact on the Company's financial position.

On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB") No.  102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company believes that it is currently in compliance with the requirements of SAB 102.

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

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2001 and 2000 were approximately $9,103,000 and $8,852,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The book value, approximate fair value and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):
December 31, 2001 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Federal Agencies
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      One to five years
      Six to ten years
      After ten years

   Other
      CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 9,927 96,652 14,612 121,191 3,652 11,640 854 16,146 278 $137,615 $ 3,013 7,011 10,024 1,570 5,931 3,180 10,681 $ 20,705	Gains $ 173 2,050 328 2,551 48 149 3 200 - $ 2,751 $ 31 295 326 20 187 80 287 $ 613	Losses $ - 174 - 174 29 146 10 185 - $ 359 $ - - - - - 6 6 $ 6	Value $ 10,100 98,528 14,940 123,568 3,671 11,643 847 16,161 278 $ 140,007 $ 3,044 7,306 10,350 1,590 6,118 3,254 10,962 $ 21,312

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued
December 31, 2000 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   United States Treasury
      Within one year

   Federal Agencies
      Within one year
      One to five years

   State, county and municipal
      One to five years
      Six to ten years
      After ten years

   Other
         CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   United States Treasury
      Within one year

   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 14,066 25,059 41,517 66,576 453 4,711 1,357 6,521 254 $ 87,417 $ 1,006 13,026 15,082 28,108 2,415 6,322 4,364 13,101 $ 42,215	Gains $ 65 19 129 148 5 134 71 210 - $ 423 $ 1 23 129 152 11 50 112 173 $ 326	Losses $ - 52 207 259 - - - - - $ 259 $ - 2 22 24 - 4 7 11 $ 35	Value $ 14,131 25,026 41,439 66,465 458 4,845 1,428 6,731 254 $ 87,581 $ 1,007 13,047 15,189 28,236 2,426 6,368 4,469 13,263 $ 42,506

OTHER INVESTMENTS, AT COST

The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB")and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions (see Note 8).  No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value.

NOTE 3 - INVESTMENT SECURITIES, Continued

OTHER INVESTMENTS, AT COST, Continued

          The Company's investments in stock are summarized below (tabular amounts in thousands):
December 31,
Federal Reserve Bank Federal Home Loan Bank of Atlanta	2001 $ 116 1,278 $ 1,394	2000 $ 116 1,278 $ 1,394

      Investment securities with an aggregate par value of $76,640,000 at December 31, 2001 and $90,870,000 at December 31, 2000 were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):
December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2001 $ 187,808 28,324 44,351 32,008 1,316 2,800 $296,607	2000 $ 191,329 20,590 45,929 34,726 1,376 1,698 $ 295,648

       The Bank's loan portfolio consisted of $220,786,000 and $232,944,000 in fixed rate loans as of December 31, 2001 and 2000, respectively. Fixed rate loans with maturities in excess of one year amounted to $169,151,000 and $175,866,000 at December 31, 2001 and 2000, respectively. The Bank has an available line of credit from the Federal Home Loan Bank of Atlanta. Securing the line is a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

                                                                                                                                              For the years ended December 31,
	2001	2000	1999
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 3,782 305 625 (949) $ 3,763	$ 3,451 257 820 (746) $ 3,782	$ 3,132 340 795 (816) $ 3,451

      At December 31, 2001 and 2000, non-accrual loans totaled $633,000 and $305,000, respectively. The total amount of interest earned on non-accrual loans was $12,000 in 2001, $10,000 in 2000, and $26,000 in 1999. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $66,000 in 2001, $38,000 in 2000, and $46,000 in 1999. As of December 31, 2001 and 2000, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

      Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):
	2001	2000
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 14,097 6,175 20,272 8,992 11,280 5 $11,285	$ 12,267 5,826 18,093 8,359 9,734 61 $ 9,795

     Depreciation and amortization of premises and equipment charged to operating expense totaled $650,000 in 2001, $586,000 in 2000, $576,000 in 1999.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):
	2001	2000
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 139,395 29,237 52,636 68,608 120,767 $410,643	$ 126,536 25,182 39,122 85,981 113,909 $390,730

     Interest paid on certificates of deposit of $100,000 or more totaled $4,627,000 in 2001, $3,915,000 in 2000, and $3,513,000 in 1999.

     At December 31, 2001 the scheduled maturities of time deposits are as follows (dollar amounts in thousands):
2002 2003 2004 2005	$ 174,075 9,480 5,432 388 $189,375

NOTE 7 - FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):
At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2001 $ 32,821 30,882 36,702 1.91% 3.46%	2000 $ 22,567 30,851 34,263 5.00% 4.76%

(Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. U. S. Government securities with a book value of $37,599,000 ($38,631,000 fair value) and $38,592,000 ($38,626,000 fair value) at December 31, 2001 and 2000, respectively, are used as collateral for the agreements.

      The Bank has an outstanding advance with the FHLB totaling $1,485,000 and $1,650,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, the advance bears interest at 7.01 percent and matures on October 18, 2010.

NOTE 8 - LINES OF CREDIT

      At December 31, 2001, the Bank had unused short-term lines of credit totaling $23,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 1.40 percent. The note is secured by U.S. Treasury Notes with a market value of $6,295,000 at December 31, 2001. The amount outstanding under the note totaled $653,000 and $1,834,000 at December 31, 2001 and 2000, respectively.

      The Bank also has a line of credit from the FHLB for $76,306,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At December 31, 2001, $1,485,000 was outstanding under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

                                For the years ended December 31,
	2001		2000		1999
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $ 3,144 (352) 193 (173) $2,812	% 34.0% (3.8) 2.1 (1.9) 30.4%	Amount $ 3,138 (253) 188 (153) $ 2,920	% 34.0% (2.7) 2.0 (1.6) 31.7%	Amount $ 3,122 (242) 183 13 $ 3,076	% 34.0% (2.6) 2.0 0.1 33.5%

(Continued)

NOTE 9 - INCOME TAXES, Continued

         The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
December 31,

Deferred tax assets:
   Allowance for loan losses deferred for tax purposes
   Other

      Gross deferred tax assets
      Less valuation allowance

      Net deferred tax assets

Deferred tax liabilities:
   Unrealized net gains on securities available for sale
   Depreciation for income tax reporting in excess of amount
      for financial reporting
      Gross deferred tax liabilities

      Net deferred tax asset (liability)

2001 $ 1,443 255 1,698 835 863 (957) (351) (1,308) $ (445)	2000 $ 1,280 214 1,494 930 564 (65) (320) (385) $ 179

      The net deferred tax asset (liability) is included in other assets and other liabilities at December 31, 2001 and 2000, respectively.

      A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale. The related 2001 deferred tax expense of $891,000 and the 2000 deferred tax expense of $739,000 have been recorded directly to stockholders' equity. The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

    For the years ended December 31,
Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2001 $ 2,742 292 3,034 (222) $ 2,812	2000 $ 2,933 285 3,218 (298) $ 2,920	1999 $ 2,910 278 3,188 (112) $ 3,076

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

         The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2001 (amounts in thousands):
Commitments to extend credit Standby letters of credit	Contract amount $25,819 $ 3,488

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2001, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices and a computer maintenance contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 2001 were (tabular amounts in thousands):
Payable in year ending 2002 2003 2004 2005 2006 2007 and thereafter Total future minimum payments required	Amount $ 16 5 5 4 4 7 $ 41

      Lease payments under all operating leases charged to expense totaled $25,000 in 2001, $60,000 in 2000 and $92,900 in 1999. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 2001 the Bank's retained earnings were $10,826,000.

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

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):
December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2001 $ 1,215 237 282 $ 1,170	2000 $ 1,213 372 370 $ 1,215

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 2001, 2000, and 1999, $426,000, $404,000 and $423,000, respectively, were charged to operations under the plan.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):
Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2001
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 2000
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 52,540 48,777 48,777 $ 48,965 45,191 45,191	Ratio 16.62% 15.43 9.69 16.22% 14.97 9.79	Amount $ 25,286 12,643 20,134 $ 24,151 12,076 18,457	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 31,608 18,965 25,168 $ 30,189 18,114 23,072	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

2001 Carrying Fair		2000 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Federal Home Loan Bank advances
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit
    Standby letters of credit

Amount $ 27,895 3,950 140,007 20,705 1,394 296,607 410,643 1,485 32,821 653 25,819 3,488	Value $ 27,895 3,950 140,007 21,312 1,394 294,012 411,150 1,615 32,821 653 25,819 3,488	Amount $ 20,239 9,875 87,581 42,215 1,394 295,648 390,730 1,650 22,567 1,834 21,042 1,040	Value $ 20,239 9,875 87,581 42,506 1,394 283,305 390,654 1,650 22,567 1,834 21,042 1,040

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS
December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $221 and $304 of treasury stock)	2001 $ 5,248 50,212 1,006 37 $ 56,503 $ 2,507 53,996 $ 56,503	2000 $ 4,776 45,289 1,006 37 $ 51,108 $ 2,502 48,606 $ 51,108

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME
For the years ended December 31,
INCOME Dividend from bank subsidiary EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2001 $ 2,903 54 2,849 3,586 $ 6,435	2000 $ 2,905 40 2,865 3,446 $ 6,311	1999 $ 2,515 38 2,477 3,628 $ 6,105

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary

         Net cash provided by operating activities

INVESTING ACTIVITIES
   Purchase of land
   Proceeds from the sale of land

         Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Cash in lieu of fractional shares on stock split
   Treasury stock transactions, net

         Net cash used for financing activities

         Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2001 $ 6,435 (3,586) 2,849 - - - (2,502) - 125 (2,377) 472 4,776 $ 5,248	2000 $ 6,311 (3,446) 2,865 (1,006) 786 (220) (2,086) (20) (4) (2,110) 535 4,241 $ 4,776	1999 $ 6,105 (3,628) 2,477 (786) 245 (541) (2,090) (72) (2,162) (226) 4,467 $ 4,241

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)
      Unaudited condensed financial data by quarter for 2001 and 2000 is as follows (amounts, except per share data, in thousand):
Quarter ended
March 31	June 30	September 30	December 31

   2001

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 8,907 4,404 4,503 190 4,313 1,133 3,465 1,981 615 $ 1,366 $ 1.91 714,790	$ 8,647 4,080 4,567 130 4,437 1,430 3,544 2,323 714 $ 1,609 $ 2.25 714,702	$ 8,423 3,455 4,968 210 4,758 1,422 3,486 2,694 800 $ 1,894 $ 2.65 714,626	$ 7,986 2,883 5,103 95 5,008 1,352 4,111 2,249 683 $ 1,566 $ 2.19 714,618
Quarter ended
March 31	June 30	September 30	December 31

   2000

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 8,301 3,420 4,881 240 4,641 1,027 3,332 2,336 771 $ 1,565 $ 2.19 715,906	$ 8,491 3,501 4,990 240 4,750 1,144 3,379 2,515 814 $ 1,701 $ 2.38 715,712	$ 8,646 3,791 4,855 170 4,685 1,222 3,438 2,469 804 $ 1,665 $ 2.32 715,746	$ 8,837 4,113 4,724 170 4,554 1,169 3,812 1,911 531 $ 1,380 $ 1.93 715,260

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                                                               -58-

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY

Directors

     The Directors and Nominees for election to the Board of Directors of the Company are as follows:
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Willis J. Duncan (74) W. Jennings Duncan (46) James W. Barnette, Jr. (56) *Harold G. Cushman, Jr. (72) *H. Buck Cutts (60) Paul R. Dusenbury (43) *G. Heyward Goldfinch (83) *Robert P. Hucks (56)	1958 1984 1984 1963 Has not served on the Board of Directors. 1997 1976 1993	2003 2004 2004 2005 2005 2003 2005 2005

Chairman of the Board.
The President of the
Bank from November
1985 to February 1988.

President. Executive
Vice President of the
Bank from November
1985 to February 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, S.C., since
1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

Attorney in private
practice in Surfside
Beach, South Carolina.

Treasurer. Vice
President and Cashier
of the Bank since 1988.

Retired. Director of
Goldfinch's, Inc.,
a funeral home, and of
Hillcrest Cemetery of
Conway, Incorporated.

Executive Vice
President. Served as
Vice President and
Cashier of the Bank
from 1985 to 1988.

			31,187(1) 26,930(2) 5,829(3) 24,982(4) 16,446(5) 1,102(6) 3,912(7) 2,228(8)	4.36 3.76 .82 3.49 2.30 .15 .55 .31

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Richard M. Lovelace, Jr. (55) John K. Massey (87) *Howard B. Smith, III (53)	1984 1959 1993	2003 2004 2005

Attorney in private
practice in Conway,
South Carolina.

Retired.

Executive in Residence
for the Wall College of
Business, Coastal
Carolina University. Previously, Mr. Smith
was a Practicing
certified public
accountant with Smith,
Sapp,Bookhout,Crumpler,
& Callihan, P.A. In
Myrtle Beach,South
Carolina.

				1,495(9) 5,666(10) 3,632	.21 .79 .51

* Nominee for election to the Board of Directors.

       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. Each director or director nominee resides in Conway, South Carolina with the exceptions of Harold G. Cushman, H. Buck Cutts, and Paul R. Dusenbury who reside in Myrtle Beach, Surfside Beach, and Aynor, respectively, which are within Horry County, South Carolina. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29528. All Directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (42 persons), own 147,813 (20.6%) shares of Company stock.

       (1) Includes 12,632 shares held by Harriette B. Duncan (wife).

       (2) Includes 1,665 shares held by Robin F. Duncan (wife); 3,632 shares held by Ann Louise Duncan (daughter); 3,632 shares held by Mary Kathryn Duncan (daughter); 3,632 shares by Willis Jennings Duncan, V (son); and 3,632 shares by Margaret Brunson Duncan (daughter).

       (3) Includes 4,826 shares held by Janet J. Barnette (wife).

       (4) Includes 21,000 shares held by the Cushman Family Limited partnership; 488 shares held by Dianne C. Cushman (wife); 657 shares held by Frances Faison Cushman (daughter); 657 shares held by Harold G. Cushman, III (son); 639 shares held by Harold G. Cushman, IV (grandson); and 638 shares held by Kara Dawn Cushman (granddaughter).

       (5) Includes 1,293 shares held by Brenda M. Cutts (wife); 1,172 shares held by Claire Cutts Abbot (daughter); and 1,172 shares held by Emeline E. Cutts (daughter).

       (6) Includes 208 shares held by Jennifer S. Dusenbury (wife); 65 shares held by Elena Cox Dusenbury (daughter); and 65 shares held by Sarah Cherry Dusenbury (daughter).

       (7) Includes 988 shares held by George Heyward Goldfinch (son); 350 shares held by Merilyn Goldfinch Cain (daughter); and 250 shares held by Cynthia Goldfinch Turner (daughter).

       (8) Includes 400 shares held by Willie Ann Hucks (wife); 30 shares held by Mariah J. Hucks (daughter); 74 shares held by Norah Leigh Hucks (daughter); and 224 shares held by Robert P. Hucks, II (son).

       (9) Includes 434 shares held by Rebecca S. Lovelace (wife); 518 shares held by Richard Blake Lovelace (son); and 423 shares held by Macon B. Lovelace (son).

      (10) Includes 1,586 shares held by Bertha T. Massey (wife).

       Each director or director nominee of the Company has been engaged in his principal occupation of employment as specified above for five (5) years or more unless otherwise indicated.

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

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Five (5) directors in Class II will be elected at the 2002 Annual Meeting to serve for a three (3) year term. Directors in Class III will be elected at the 2003 Annual Meeting to serve for a three (3) year term and Directors in Class I will be elected at the 2004 Annual Meeting to serve for a three (3) year term. Currently, there are ten (10) Directors, with four (4) directors in Class II. The Board of Directors has passed a resolution increasing the total number of Directors from ten (10) to eleven (11).

       The Board of Directors of the Company serves as the Board of Directors of its subsidiary, The Conway National Bank. The Company's Board of Directors meets as is necessary and the Bank's Board of Directors meets on a monthly basis.

       The Board of Directors of the Bank has an Executive Committee that meets when necessary between scheduled meetings of the Board of Directors. The Executive Committee recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; reviews employee salaries; considers any director nominee submitted by the shareholders; and addresses any other business as is necessary which does not come under the authority of other committees on the Board of Directors. The Executive Committee will consider any nominee to the Board of Directors submitted by the shareholders, provided shareholders intending to nominate director candidates for election deliver written notice thereof to the Secretary of the Company not later than (i) with respect to at election to be held at an Annual Meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. The Bylaws further provide that the notice shall set forth certain information concerning such shareholder and his nominee(s), including their names and addresses, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or understandings between the shareholder and each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder and the consent of each nominee to serve as Director of the Company if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures. The members of the Executive Committee are Harold G. Cushman, Jr., Willis J. Duncan, and W. Jennings Duncan.

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are James W. Barnette, Jr., John K. Massey, and Howard B. Smith, III. The members of the Loan Committee are Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, Paul R. Dusenbury, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are James W. Barnette, Jr., G. Heyward Goldfinch, and John K. Massey. The members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

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

       During 2001, the Company's Board of Directors met three (3) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met nine (9) times; the Audit Committee met nine (9) times; the Loan Committee met twelve (12) times; the Building Committee met two (2) times; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:

                                  Position(s) Currently
         Name             Age       With The Company

    Willis J. Duncan       74     Chairman of the Board (1)

    W. Jennings Duncan     46     President and Director (1)

    Robert P. Hucks        56     Executive Vice President and
                                  Director (1)

    Paul R. Dusenbury      43     Treasurer and Director (1)
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)

    Virginia B. Hucks      52     Secretary

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

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 2001, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table

                             Annual Compensation                   Long-Term Compensation
                                                               Awards                Payouts

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual(1) Compensation	Restricted Stock($) Awards	Stock Options #/SARS	Long-Term Incentive Payout($)	All Other (2) Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President and Cashier of Bank.	2001 2000 1999 2001 2000 1999 2001 2000 1999	158,004 150,480 142,632 139,680 133,032 126,096 129,504 123,336 116,904	28,651 31,096 31,309 25,444 27,606 27,795 23,663 25,667 25,842	5,380 4,683 3,543 6,000 6,000 6,000 6,000 6,000 6,000	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	11,060 10,534 11,232 9,778 9,312 9,930 9,065 8,634 9,206

(1)  Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2)  Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

PENSION PLAN DISCLOSURE

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. For the years ended December 31, 2001, 2000, and 1999, $426,000, $404,000, and $423,000, respectively, was charged to operations under the plan.

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

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)
Performance Graphs

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG CNB CORPORATION, INDEPENDENT BANK INDEX, AND NASDAQ

ASSUMES $100 INVESTED ON DECEMBER 31, 1996 IN EACH OF CNB CORPORATION STOCK,
INDEPENDENT BANK INDEX, AND NASDAQ INDEX WITH REINVESTMENT OF DIVIDENDS

COMPARISON OF RETURN ON AVERAGE ASSETS (ROA)
AMONG THE BANK, ALL SOUTH CAROLINA BANKS, AND SOUTH CAROLINA S&L's

BASED ON DECEMBER 31 DATA WITH THE EXCEPTION OF THE SEPTEMBER 30,2001 DATA
DUE TO THE UNAVAILABILITY OF DECEMBER 31, 2001 DATA

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

Director Compensation

     Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $150 for each committee meeting attended in 2001. Committee meeting compensation has been increased to $200 in 2002.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth as of December 31, 2001, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

All Officers and Directors as a Group

(42 persons)  (2)                  147,813                   20.6%
_________________

(1)     For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -Directors".

(2)     Includes 31 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.

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

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 2001 and 2000
Consolidated Statements of Income - Years ended December 31, 2001,
  2000, and 1999
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 2001, 2000, and 1999
Consolidated Statements of Comprehensive Income - Years ended December 31,
  2001, 2000, and 1999.
Consolidated Statements of Cash Flows - Years Ended December 31,
  2001, 2000, and 1999
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

 22      Subsidiaries of the Registrant - A copy of the subsidiaries of the registrant is incorporated herein by reference to

All other exhibits, the filing of which are required with this Form, are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 13, 2002.

    Signature                               Capacity

S/Willis J. Duncan
  Willis J. Duncan                    Chairman of the Board

S/W. Jennings Duncan
  W. Jennings Duncan                  President and Director

S/Robert P. Hucks
  Robert P. Hucks                     Executive Vice President and
                                      Director

S/Paul R. Dusenbury
  Paul R. Dusenbury                   Treasurer and Director
                                     (Chief Financial Officer
                                      and Chief Accounting Officer)

S/Virginia B. Hucks
  Virginia B. Hucks                   Secretary

S/James W. Barnette, Jr.
  James W. Barnette, Jr.              Director

S/Harold G. Cushman, Jr.
  Harold G. Cushman, Jr.              Director

S/G. Heyward Goldfinch
  G. Heyward Goldfinch                Director

S/Richard M. Lovelace, Jr.
  Richard M. Lovelace, Jr.            Director

S/John K. Massey
  John K. Massey                      Director

S/Howard B. Smith, III
  Howard B. Smith, III                Director