Form 10-K/A
period 2001-12-31
CNB CORP /SC/
filed 2002-06-10
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

 TABLE OF CONTENTS

PART I

Page
ITEM 1 ITEM 2 ITEM 3 ITEM 4	Description of Business and Supplementary Data Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1-23 24 24 25

PART II

ITEM 5 ITEM 6 ITEM 7 ITEM 8 ITEM 9

Market for the Registrant's Common Stock and Related Security Holder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial Statements
Disagreements on Accounting and Financial Disclosure

25 26 27-34 35-59 59

PART III

ITEM 10 ITEM 11 ITEM 12 ITEM 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	60-64 65-68 69 69

PART IV

ITEM 14	Exhibits, Financial Statement Schedules, Notes to Financial Statements, and Reports on Form 8-K	70

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
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

INVESTMENT SECURITIES

The purpose of the investment policy of the Bank is to ensure that the investment securities portfolio shall be managed to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to:  ensure adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; ensure collateral is available for pledging; and manage asset-quality diversification of the bank's assets.  Currently, investment securities comprise a higher percentage of total assets due to weakened loan demand within our market.  At December 31, 2001, the Loans/Total Assets ratio had dropped to 58.6% as compared to 62.8% at December 31, 2000, and investment securities correspondingly rose as a percentage of total assets from 27.8% to 32.0%, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES

The Company engages, through the Bank, in a full compliment of lending activities, including commercial, consumer, installment and real estate loans.

Real Estate Loans
One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates may be fixed or adjustable.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%.  In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.  The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default.  The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans
The Bank makes loans for commercial purposes in various lines of business.  The commercial loans will include both secured an unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment and machinery.  Equipment loans will typically be made for a term of five years of less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  Commercial loans will vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.  The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market area.  Many of the Bank's commercial loans are made to small- to medium - sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities.  As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers.  In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.  The Bank seeks to spread commercial loans throughout a variety of industries and monitors loan diversification to avoid a significant concentration within the loan portfolio.

CLASSIFICATION OF LOANS

Consumer Loans

The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards.  The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile  homes and household furnishings, with the collateral for each loan being the purchased property.  The underwriting criteria for home equity loans will generally be the same as applied by the Bank when making a first mortgage loan, as described above, but more restrictive for home equity lines of credit.  Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral.  Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default.  In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.  Although the underwriting process for consumer loans includes a comparison of the value of the security, if any to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Loan Approval and Review
The Bank's loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Credit Committee as established by the Board of Directors.  The Loan Committee of the Board of Directors determines the lending limits for the Bank's loan officers.  The Bank has an in-house lending limit to a single borrower of 10% of capital.  An unsecured limit (aggregate) for the Bank is set at 100% of total capital.

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

The Bank maintained net interest margins in 2000 and 1999 of 4.6% and 4.5%, respectively, which meet or exceed management's long-term target of 4.5%. However, the 2001 net interest margin fell to 4.2% due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to strong competitive pressure. We do expect a widening in the net interest margin in 2002. Fully-tax-equivalent net interest income grew from $19,069 in 1999 to $19,847 in 2000 and shrank to 19,621 in 2001. During the three-year period, total fully-tax-equivalent interest income increased by 8.0% from $32,113 in 1999 to $34,672 in 2000 and decreased .7% in 2001 to $34,443. Over the same period, total interest expense increased by 13.7% from $13,044 in 1999 to $14,825 in 2000 and showed little change to $14,822 in 2001. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.5% in 1999, 4.6% in 2000 and decreased to 4.2% in 2001.

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
  Loans(net of non-accruals $633)
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
                                                                               -59-

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

       The Board of Directors of the Bank provides supplemental benefits to certain key officers, under The Conway National Bank Executive Supplemental Income (ESI) Plan and a Long-Term Deferred Compensation (LTDC) Plan. A copy of said plans was filed as Exhibit 10(a) and 10(b) with an amended Form 10-K Annual Report dated June 10, 2002.These plans are not qualified under the Internal Revenue Code. These plans are unfunded, however, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees. Under the provisions of the ESI Plan, the Bank and the participating employees will execute agreements providing each employee (or his beneficiary, if applicable) with a pre-retirement death benefit and a post-retirement annuity benefit. The ESI Plan is designed to provide participating employees with a pre-retirement benefit based on a percentage of the employee's current compensation. The ESI agreement's post-retirement benefit is designed to supplement a participating employee's retirement benefits from Social Security in order to provide the employee with a certain percentage of his final average income at retirement age. Upon normal retirement age, Willis J. Duncan, W. Jennings Duncan, Robert P. Hucks, and Paul R. Dusenbury are eligible to receive fifteen annual payments of $9,650, $37,178, $30,827, and $28,379, respectively. While the employee is receiving benefits under the ESI Agreement, the agreement will prohibit the employee from competing with the Bank and will require the participating employee to be available for consulting work for the Bank. The ESI Agreement may be amended or revoked at any time prior to the participating employee's death or retirement, but only with the mutual written consent of the covered employee and the Bank. The ESI Agreements require that the participating employee be employed at the Bank at the earlier of death or retirement to be eligible to receive, or have his beneficiary receive, benefits under the agreement. Under the LTDC Plan, certain key employees and the Board of Directors may defer a portion of their compensation for their retirement and purchase units which are equivalent in value to one share of the Company's stock at market value. The number of units shall be equitably adjusted and restated to reflect changes in the number of common shares outstanding resulting from stock splits, stock dividends, stock issuances, and stock redemptions.  The number of units also shall be equitably adjusted and restated to reflect cash dividends paid to Company common shareholders.  The employee or Director receives appreciation, if any, in the market value of the unit as compared to the initial value per unit.

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

10       Executive Supplemental Income Plan - A copy of the Executive
         Supplemental Income Plan is filed herewith as Exhibit 10(a).

         Long Term Deferred Compensation Plan entitled "Phantom Stock Plan" - A copy of the Long Term Deferred Compensation Plan is filed herewith as
         Exhibit 10(b).

22       Subsidiaries of the Registrant - A copy of the subsidiaries of the registrant is incorporated herein by reference to Exhibit 22 which was filed with a Form 10-K Annual Report dated March 28, 1986.

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