Form 10-Q
period 2002-06-30
CNB CORP /SC/
filed 2002-08-13
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

___________________

For Quarter Ended June 30, 2002    Commission file number:  2-96350

                                 CNB Corporation
               (Exact name of registrant as specified in its charter)

  South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (803) 248-5721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No    .

The number of shares outstanding of the issuer's $10.00 par value common stock as of June 30, 2002 was 716,827.

CNB Corporation

                                                                     Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 2002,                  1
           December 31, 2001 and June 30, 2001

           Consolidated Statement of Income for the Three Months             2
           and Six Months Ended June 30, 2002 and 2001

           Consolidated Statement of Comprehensive Income                    3
           for the Three Months and Six Months Ended
           June 30, 2002 and 2001

           Consolidated Statement of Changes in Stockholders'                4
           Equity for the Six Months Ended June 30, 2002
           and 2001

           Consolidated Statement of Cash Flows for the Six Months           5
           Ended June 30, 2002 and 2001

           Notes to Consolidated Financial Statements                     6-13

Item 2.    Management's Discussion and Analysis of Financial             14-23
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk       24

Item 4.    Submission of Matters to a Vote of Security Holders              24

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 25

SIGNATURE                                                                   25

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $17,886 at
       June 30, 2002, $21,312 at
       December 31, 2001, and $30,287
       at June 30, 2001)
    Securities Available for Sale
      (Amortized cost of $163,316 at
       June 30, 2002, $137,615 at
       December 31, 2001, and $110,486
       at June 30, 2001)
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
       2002 and 2001; issued 718,246 in        2002 and 2001
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

June 30, 2002 $ 23,670 0 17,254 167,711 29,525 307,925 (3,984) 303,941 11,394 9,572 563,067 94,044 369,831 463,875 32,134 4,013 3,914 503,936 7,182 34,780 14,682 2,637 (150) 59,131 563,067	December 31, 2001 $ 27,895 0 20,705 140,007 3,950 296,607 (3,763) 292,844 11,285 9,039 505,725 88,995 321,648 410,643 32,821 2,138 6,127 451,729 7,182 34,774 10,826 1,435 (221) 53,996 505,725	June 30, 2001 $ 19,352 0 29,657 111,871 40,925 293,501 (3,762) 289,739 11,375 9,585 512,504 83,718 337,641 421,359 29,758 5,140 3,970 460,227 7,182 34,746 9,873 831 (355) 52,277 512,504

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
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended June 30,		Six Months Ended June 30,
2002 $ 5,580 1,886 286 120 7,872 2,143 142 30 2,315 5,557 215 5,342 793 0 507 1,300 2,357 482 913 3,752 2,890 889 2,001 $ 2.79 $ 0 $ 82.49 716,720 716,827	2001 $ 6,365 1,684 227 371 8,647 3,774 264 42 4,080 4,567 130 4,437 693 169 568 1,430 2,205 462 877 3,544 2,323 714 1,609 $ 2.25 $ 0 $ 73.15 714,702 714,614	2002 $ 11,151 3,615 571 183 15,520 4,318 278 65 4,661 10,859 490 10,369 1,570 183 899 2,652 4,720 969 1,748 7,437 5,584 1,727 3,857 $ 5.38 $ 0 $ 82.49 716,720 716,827	2001 $ 13,056 3,263 457 778 17,554 7,784 607 93 8,484 9,070 320 8,750 1,402 169 992 2,563 4,385 945 1,679 7,009 4,304 1,329 2,975 $ 4.16 $ 0 $ 73.15 714,702 714,614

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Net Income	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	$2,001	$1,609	$3,857	$2,975
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	2,203	89	1,202	733
Net Comprehensive Income	$4,204	$1,698	$5,059	$3,708

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Six Months Ended June 30,
	2002	2001
	7,182 None 7,182	7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,774 None 6 34,780	34,732 None 14 34,746
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	10,826 3,857 None 14,682	6,898 2,975 None 9,873
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	1,435 1,202 2,637	98 733 831

Treasury stock:
Balance, January 1
(2,134 shares in 2002; 3,256 shares in 2001)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(1,419 shares in 2002; 3,632 shares in 2001)

Total stockholders' equity

	(221) (64) 135 (150) 59,131	(304) (156) 105 (355) 52,277

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the six-month period ended June 30, 2002 2001
	$ 3,857 319 490 (527) 183 (341) (192) (539)	$ 2,975 303 320 404 169 (57) (1,596) (476)
Net cash provided by operating activities	3,250	2,042

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
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	6,017 3,005 13,696 0 (44,785) 0 (25,575) (11,318) (428)	11,213 12,558 30,618 0 (63,505) 0 (31,050) 2,147 (1,883)
Net cash provided by (used for) investing activities	(59,388)	(39,902)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,507) 53,232 (687) 1,875	(2,503) 30,629 7,191 1,656

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, June 30, 2002 AND 2001

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	51,913 (4,225) 27,895 $ 23,670 $ 5,204 $ 1,734	36,973 (887) 20,239 $ 19,352 $ 8,209 $ 1,354

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 716,720 for the six-month period ended June 30, 2002 and 714,702 for the six-month period ended June 30, 2001.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 2002 and for the years ended December 31, 2001 and 2000 were approximately $9,933, $9,103, and $8,852, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $90,500 at June 30, 2002 and $76,640 at December 31, 2001 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2002 and at December 31, 2001.
AVAILABLE FOR SALE United States Treasury	June 30, 2002 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years Six to ten years	14,463 121,789 10,000 146,252	197 3,191 428 3,816	- 15 - 15	14,660 124,965 10,428 150,053	6.00% 5.21 6.13 5.33
State, county and municipal One to five years Six to ten years Other Securities Total available for sale	7,206 9,575 16,781 283 $163,316	194 400 594 - $4,410	- - - - $ 15	7,400 9,975 17,375 283 $167,711	5.29% 6.14 5.77 - 5.37%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year One to Five years	1,847 5,002 6,849	48 145 193	- - -	1,895 5,147 7,042	6.37% 6.94 6.77
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,757 5,362 2,286 10,405 $ 17,254	39 274 126 439 $ 632	- - - - $ -	2,796 5,636 2,412 10,844 $ 17,886	5.98% 6.54 6.24 6.32 6.51%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $2,637 as of June 30, 2002.

NOTE 3 - INVESTMENT SECURITIES (Continued)

AVAILABLE FOR SALE United States Treasury Within one year	December 31, 2001 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	_______ $ 0	______ $ -	______ $ -	_______ $ 0	_____ -%
Federal agencies Within one year One to five years Six to ten years	9,927 96,652 14,612 121,191	173 2,050 328 2,551	- 174 - 174	10,100 98,528 14,940 123,568	5.60 5.46 5.76 5.51
State, county and municipal One to five years Six to ten years After ten years Other - CRA Qualified Investment Fund Total available for sale	3,652 11,640 854 16,146 278 $137,615	48 149 3 200 - $2,751	29 146 10 185 - $ 359	3,671 11,643 847 16,161 278 $140,007	5.38 5.89 6.34 5.80 - - 5.54%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year One to Five years	3,013 7,011 10,024	31 295 326	- - -	3,044 7,306 10,350	5.07 6.77 6.26
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,570 5,931 3,180 10,681 $20,705	20 187 80 287 $ 613	- - 6 6 $ 6	1,590 6,118 3,254 10,962 $21,312	5.88% 6.39 6.39 6.31 6.29%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $1,435 as of December 31, 2001.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2002 and December 31, 2001 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

June 30, December 31, 2002 2001
$203,609 22,717 47,089 30,597 2,350 1,563 307,925 (3,984) 303,941	$187,808 28,324 44,351 32,008 1,316 2,800 296,607 (3,763) 292,844

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 2002 and 2001 and the year ended December 31, 2001 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Six Months Ended December June 30, June 30, 31, 2002 2001 2002 2001 2001
	$ 3,885 73 12 140 $ 225 $ 76 4 29 $ 109 $ 116 $ 215 $ 3,984	$ 3,816 140 4 121 $ 265 $ 33 0 48 $ 81 $ 184 $ 130 $ 3,762	$ 3,763 160 45 273 $ 478 $ 120 13 76 $ 209 $ 269 $ 490 $ 3,984	$ 3,782 183 29 255 $ 467 $ 44 2 81 $ 127 $ 340 $ 320 $ 3,762	$ 3,782 383 96 470 $ 949 $ 106 31 168 $ 305 $ 644 $ 625 $ 3,763
Ratio of net charge-offs during the period to average loans outstanding during the period	.03%	.06%	.07%	.12%	.22%

The entire balance is available to absorb future loan losses.

At June 30, 2002 and December 31, 2001 loans on which no interest was being accrued totalled approximately $805 and $633, respectively and foreclosed real estate totalled $40 and $64, respectively; and loans 90 days past due and still accruing totalled $111 and $138, respectively.

OTHER INTEREST-BEARING ASSETS

As of June 30, 2002, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2002 and December 31, 2001 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	June 30 2002 $ 14,104 6,300 301 $ 20,705 9,311 $ 11,394	December 31, 2001 $ 14,097 6,175 5 $ 20,277 8,992 $ 11,285

     Depreciation and amortization of bank premises and equipment charged to operating expense was $159 and $319 for the quarter ended and the six-month period ended June 30, 2002, respectively and $650 for the year ended December 31, 2001.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2002 and December 31, 2001, certificates of deposit of $100,000 or more included in time deposits totaled approximately $94,618 and $68,608 respectively. Interest expense on these deposits was approximately $647 and $1,270 for the quarter ended and the six-month period ended June 30, 2002, respectively, and $4,627 for the year ended December 31, 2001.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2002 and December 31, 2001, securities sold under repurchase agreements totaled $32,134 and $32,821. U.S. Government securities with a book value of $33,498 ($34,307 market value) and $37,599 ($38,631 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 1.82 percent and 1.91 percent at June 30, 2002 and December 31, 2001.

NOTE 8 - LINES OF CREDIT

     At June 30, 2002, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,329 at June 30, 2002. The amount outstanding under the note totaled $2,611 and $653 at June 30, 2002 and December 31, 2001, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $84,304 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $1,403 and $1,485 at June 30, 2002 and December 31, 2001, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 2002 and June 30, 2001 on pretax income of $2,890 and $2,323 totalled $889 and $714 respectively. Income tax expense for the six-month period ended June 30, 2002 and June 30, 2001 on pretax income of $5,584 and $4,304 totalled $1,727 and $1,329 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 2002.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 2002, commitments to extend credit totalled $30,814; financial standby letters of credit totalled $817; and performance standby letters of credit totalled $458. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     Additionally, the bank subsidiary has outstanding commitments for the construction of a new branch facility located in North Myrtle Beach, S.C. in the amount of $601 and for the construction of a new main retail office in Conway, S.C. in the amount of $5,093.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six-month periods ended June 30, 2002 and years ended December 31, 2001, 2000 and 1999, $128, $252, $426, $404, and $423, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 2002:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$56,667 52,683 52,683	17.06% 15.86 9.95	$26,579 13,290 21,174	8.0% 4.0 4.0	$33,224 19,935 26,467	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET JUNE 30, 2002 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,768 55,320 1,006 37 $ 59,131
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 59,131 $ 59,131
CONDENSED STATEMENT OF INCOME For the six-month period ended June 30, 2002 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 3,907 0 (50) $ 3,857

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2002 and for the six-month periods ending June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have only increased 4.9% from $293,501 at June 30, 2001 to $307,925 at June 30, 2002 and have decreased as a percentage of total assets from 57.3% to 54.7% over the same period as loan demand has lessened in our market. Securities and federal funds sold have increased as a percentage of total assets from 35.6% at June 30, 2001 to 38.1% at June 30, 2002 as lending has slowed. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.3% at June 30, 2001 to 16.7% at June 30, 2002. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 65.9% of total assets at June 30, 2001 to 65.7% at June 30, 2002 while securities sold under agreement to repurchase have decreased from 5.8% to 5.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 2002 and 2001:
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	June 30, 2002 2001
	54.7% 3.1 29.8 5.2 92.8 7.2 100.0%	57.3% 5.8 21.8 8.0 92.9 7.1 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	65.7% 5.7 .7 72.1 16.7 ..7 10.5 100.0%	65.9% 5.8 1.0 72.7 16.3 ..8 10.2 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 2002 and 2001 of $2,001 and $1,609, respectively, resulting in a return on average assets of 1.46% and 1.28% and a return on average stockholders' equity of 14.14% and 12.58%.

CNB Corporation experienced earnings for the six-month period ended June 30, 2002 and 2001 of $3,857 and $2,975, respectively, resulting in a return on average assets of 1.45% and 1.20% and a return on average stockholders' equity of 13.79% and 11.83%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $50,563 or 9.9% from $512,504 at June 30, 2001 to $563,067 at June 30, 2002. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2002 and June 30, 2001:
CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
   Per Share
Total assets
Total deposits
Loans, net of unearned income
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

Three-Month Period Ended June 30, Percent Increase 2002 2001 (Decrease)			Six-Month Period Ended June 30, Percent Increase 2002 2001 (Decrease)
5,342 2,890 2,001 2.79 0 0 563,067 463,875 307,925 184,965 59,131 82.49 1.46% 14.14%	4,437 2,323 1,609 2.25 0 0 512,504 421,359 293,501 141,528 52,277 73.15 1.28% 12.58%	20.4% 24.4 24.4 24.0 - - 9.9% 10.1 4.9 30.7 13.1 12.8 14.1% 12.4%	10,369 5,584 3,857 5.38 0 0 563,067 463,875 307,925 184,965 59,131 82.49 1.45% 13.79%	8,750 4,304 2,975 4.16 0 0 512,504 421,359 293,501 141,528 52,277 73.15 1.20% 11.83%	18.5% 29.7 29.6 29.3 - - 9.9% 10.1 4.9 30.7 13.1 12.8 20.8% 16.6%

(1) For the three-month period ended June 30, 2002 and June 30, 2001, average total assets amounted to $546,582 and $503,394 with average stockholders' equity totaling $56,594 and $51,158, respectively. For the six-month period ended June 30, 2002 and June 30, 2001, average total assets amounted to $530,391 and $495,982 with average stockholders' equity totaling $55,922 and $50,299 respectively.

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

The Bank maintained net interest margins for the three-month and six-month periods ended June 30, 2002, of 4.47% and 4.51%, respectively, and 4.02% and 4.03%, respectively, for the same periods in 2001. 2002 margins meet or exceed management's long-term target of 4.50%, but 2001 net interest margins fell due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to strong competitive pressure.

Fully-tax-equivalent net interest income showed a 21.8% increase from $4,684 for the three-month period ended June 30, 2001 to $5,704 for the three-month period ended June 30, 2002. During the same period, total fully-tax-equivalent interest income decreased by 8.5% from $8,764 to $8,019 and total interest expense decreased by 43.3% from $4,080 to $2,315. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .45% from 4.02% for the three-month period ended June 30, 2001 to 4.47% for the three-month period ended June 30, 2002.

Fully-tax-equivalent net interest income showed a 19.9% increase from $9,305 for the six-month period ended June 30, 2001 to $11,153 for the six-month period ended June 30, 2002. During the same period, total fully-tax-equivalent interest income decreased by 11.1% from $17,789 to $15,814 and total interest expense decreased by 45.1% from $8,484 to $4,661. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .48% from 4.03% for the six-month period ended June 30, 2001 to 4.51% for the six-month period ended June 30, 2002.

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
   Stockholders' equity
      Total liabilities        and stockholders'        equity
   Net interest income as a     percent of total earning     assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Three Months Ended 6/30/02 Three Months Ended 6/30/01 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$306,033 147,128 26,935 30,580 510,676 35,906 $546,582 $363,045 30,530 2,358 $395,933 90,404 3,651 56,594 $546,582 $510,676	$ 5,580 1,886 433 120 8,019 2,143 142 30 $ 2,315 $ 5,704 $ 147	7.29% 5.13 6.43 1.57 6.28 2.36 1.86 5.09 2.34 4.47	$295,999 115,301 19,661 35,632 466,593 36,801 $503,394 $338,174 27,298 2,991 $368,463 79,619 4,154 51,158 $503,394 $466,593	$ 6,365 1,684 344 371 8,764 3,774 264 42 $ 4,080 $ 4,684 $ 117	8.60% 5.84 7.00 4.16 7.51 4.46 3.87 5.62 4.43 4.02

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.46 14.14 0 11.08 12.48 18.49 93.43	1.28 12.58 0 10.16 12.24 17.28 92.69

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
       Total interest-
    bearing liabilities
   Noninterest-bearing     deposits
   Other liabilities
   Stockholders' equity
      Total liabilities        and stockholders'        equity
   Net interest income as a     percent of total earning     assets

(1)  Tax-equivalent      adjustment based on a      34% tax rate

Six Months Ended 6/30/02 Six Months Ended 6/30/01 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$303,713 139,794 26,805 24,667 494,979 35,412 $530,391 $351,370 29,922 3,171 $384,463 86,398 3,608 55,922 $530,391 $494,979	$ 11,151 3,615 865 183 15,814 4,318 278 65 $ 4,661 $ 11,153 $ 294	7.34% 5.17 6.45 1.48 6.39 2.46 1.86 4.10 2.42 4.51	$296,474 112,177 19,717 32,920 461,288 34,694 $495,982 $334,567 27,795 3,124 $365,486 76,119 4,078 50,299 $495,982 $461,288	$ 13,056 3,263 692 778 17,789 7,784 607 93 $ 8,484 $ 9,305 $ 235	8.81% 5.82 7.02 4.73 7.71 4.65 4.37 5.95 4.64 4.03

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.45 13.79 0 10.54 12.77 18.41 93.32	1.20 11.83 0 10.14 12.25 16.97 93.00

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2002 and 2001
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2002 306,033 147,128 26,935 30,580 510,676 363,045 30,530 2,358 395,933 114,743 510,676	Average Volume 2001 295,999 115,301 19,661 35,632 466,593 338,174 27,298 2,991 368,463 98,130 466,593	Yield/Rate 2002 (1) 7.29% 5.13% 6.43% 1.57% 6.28% 2.36% 1.86% 5.09% 2.34% 1.81% 3.94% .53% 4.47%	Yield/Rate 2001 (1) 8.60% 5.84% 7.00% 4.16% 7.51% 4.46% 3.87% 5.62% 4.43% 3.49% 3.08% .94% 4.02%	Interest Earned/Paid 2002 (1) 5,580 1,886 433 120 8,019 2,143 142 30 2,315 2,315 5,704	Interest Earned/Paid 2001 (1) 6,365 1,684 344 371 8,764 3,774 264 42 4,080 4,080 4,684	Variance (785) 202 89 (251) (745) (1,631) (122) (12) (1,765) (1,765)	Change Due to Rate (969) (205) (28) (230) (1,432) (1,775) (137) (4) (1,916) (1,916)	Change Due to Volume 216 465 127 (52) 756 277 31 (9) 299 299	Change Due to Rate X Volume (32) (58) (10) 31 (69) (133) (16) 1 (148) (148)

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net      Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Six Months Ended June 30, 2002 and 2001
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2002 303,713 139,794 26,805 24,667 494,979 351,370 29,922 3,171 384,463 110,516 494,979	Average Volume 2001 296,474 112,177 19,717 32,920 461,288 334,567 27,795 3,124 365,486 95,802 461,288	Yield/Rate 2002 (1) 7.34% 5.17% 6.45% 1.48% 6.39% 2.46% 1.86% 4.10% 2.42% 1.88% 3.97% .54% 4.51%	Yield/Rate 2001 (1) 8.81% 5.82% 7.02% 4.73% 7.71% 4.65% 4.37% 5.95% 4.64% 3.68% 3.07% .96% 4.03%	Interest Earned/Paid 2002 (1) 11,151 3,615 865 183 15,814 4,318 278 65 4,661 4,661 11,153	Interest Earned/Paid 2001 (1) 13,056 3,263 692 778 17,789 7,784 607 93 8,484 8,484 9,305	Variance (1,905) 352 173 (595) (1,975) (3,466) (329) (28) (3,823) (3,823)	Change Due to Rate (2,179) (365) (56) (535) (3,135) (3,664) (349) (29) (4,042) (4,042)	Change Due to Volume 319 804 249 (195) 1,177 391 46 1 438 438	Change Due to Rate X Volume (45) (87) (20) 135 (17) (193) (26) - (219) (219)

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

The provision for possible loan losses was $215 for the three-month period ended June 30, 2002 and $130 for the three-month period ended June 30, 2001. Net loan charge-offs/(recoveries) totaled $116 for the three-month period ended June 30, 2002 and $184 for the same period in 2001.

The provision for possible loan losses was $490 for the six-month period ended June 30, 2002 and $320 for the six-month period ended June 30, 2001. Net loan charge-offs/(recoveries) totaled $269 for the six-month period ended June 30, 2002 and $340 for the same period in 2001.

The reserve for possible loan losses as a percentage of net loans was 1.31% at June 30, 2002 and 1.30% at June 30, 2001. The increased provision during the six-month period ended June 30, 2002 was to maintain the reserve at the previous year's level.

Securities Transactions - Security gains of $183 were taken during the first quarter of 2002 and $169 during the second quarter of 2001. 2002 gains were taken to supplement liquidity and 2001 gains were taken while selling securities near maturity and investing further out on a steeply-sloping yield curve. At June 30, 2002, December 31, 2001, and June 30, 2001 market value appreciation/(depreciation) in the securities portfolio totaled $5,027, $2,999, and $2,015. As indicated, market value has increased in 2002 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 3.1% from $1,261 for the three-month period ended June 30, 2001 to $1,300 for the three-month period ended June 30, 2002.

Other income, net of any gains/losses on security transactions, increased by 3.1% from $2,394 for the six-month period ended June 30, 2001 to $2,469 for the six-month period ended June 30, 2002.

This increase in the three-month and six-month period ended June 30, 2002 other income was due to an increase in deposit account volumes and higher merchant discount income, offset by a slow-down in the refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 5.9% from $3,544 for the three-month period ended June 30, 2001 to $3,752 for the three-month period ended June 30, 2002. The major components of other expenses are salaries and employee benefits which increased 6.9% from $2,205 to $2,357; occupancy expense which increased 4.3% from $462 to $482; and other operating expenses which increased by 4.1% from $877 to $913.

Other expenses increased by 6.1% from $7,009 for the six-month period ended June 30, 2001 to $7,437 for the six-month period ended June 30, 2002. The major components of other expenses are salaries and employee benefits which increased 7.6% from $4,385 to $4,720; occupancy expense which increased 2.5% from $945 to $969; and other operating expense which increased by 4.1% from $1,679 to $1,748.

The increase in the three-month and six-month period ended June 30, 2002 salaries and employee benefits was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage. Looking ahead, occupancy expense will grow in the second half of 2002 due to the addition of the North Myrtle Beach Office, and in 2003 due to the construction of a new $5.3 million dollar Main Office Retail Center.

Income Taxes - Provisions for income taxes increased 24.5% from $714 for the three-month period ended June 30, 2001 to $889 for the three-month period ended June 30, 2002. Income before income taxes less interest on tax-exempt investment securities increased by 24.2% from $2,096 for the three-month period ended June 30, 2001 to $2,604 for the same period in 2002. State tax liability increased as income before income taxes increased 24.4% from $2,323 to $2,890 during the same period.

Provisions for income taxes increased 29.9% from $1,329 for the six-month period ended June 30, 2001 to $1,727 for the six-month period ended June 30, 2002. Income before income taxes less interest on tax-exempt investment securities increased by 30.3% from $3,847 for the six-month period ended June 30, 2001 to $5,013 for the same period in 2002 and state tax liability increased as income before income taxes increased 29.7% from $4,304 to $5,584 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $59,131, $53,996, $48,606 and $43,712 at June 30, 2002, December 31, 2001, December 31, 2000, and December 31, 1999, representing 10.50%, 10.68%, 10.32%, and 9.59% of total assets, respectively. At June 30, 2002, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ACCOUNTING ISSUES

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 14, 2002.

The purpose of the Annual Meeting was to: (1) elect five Directors; and (2) ratify the appointment of Elliott Davis, LLC as the Company's independent public accountant for the fiscal year ending December 31, 2002.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 483,473 of the 716,727 shares issued present or represented by proxy and all shares were voted for the election of the five Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott Davis, LLC as the Company's 2002 independent public accountant.

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

Date:  August 13, 2002