Form 10-Q
period 2002-09-30
CNB CORP /SC/
filed 2002-11-14
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

___________________

For Quarter Ended September 30, 2002    Commission file number:  2-96350

                                 CNB Corporation
               (Exact name of registrant as specified in its charter)

  South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (803) 248-5721

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
Yes    .  No  X .

The number of shares outstanding of the issuer's $10.00 par value common stock as of September 30, 2002 was 716,794.

CNB Corporation

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 2002,
           December 31, 2001 and September 30, 2001

           Consolidated Statements of Income for the Three Months
           and Nine Months Ended September 30, 2002 and 2001

           Consolidated Statements of Comprehensive Income
           for the Three Months and Nine Months Ended
           September 30, 2002 and 2001

           Consolidated Statements of Changes in Stockholders'
           Equity for the Nine Months Ended September 30, 2002
           and 2001

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2002 and 2001

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Item 4.    Controls and Procedures

PART II.   OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Page 1 2 3 4 5 6-13 14-23 24 24 25 25 25 26-27

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Investment Securities
      (Fair values of $14,775 at
       September 30, 2002, $21,312 at
       December 31, 2001, and $22,795
       at September 30, 2001)
    Securities Available for Sale
      (Amortized cost of $173,770 at
       September 30, 2002, $137,615 at
       December 31, 2001, and $125,415
       at September 30, 2001)
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
       2002 and 2001; issued 718,246 in        2002 and 2001
       Surplus
       Undivided Profits
       Net Unrealized Holding
        Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

Sept. 30, 2002 $ 22,824 14,069 179,904 17,900 314,031 (4,109) 309,922 12,022 9,148 565,789 97,486 369,968 467,454 24,007 7,052 4,655 503,168 7,182 34,780 16,712 4,101 (154) 62,621 565,789	December 31, 2001 $ 27,895 20,705 140,007 3,950 296,607 (3,763) 292,844 11,285 9,039 505,725 88,995 321,648 410,643 32,821 2,138 6,127 451,729 7,182 34,774 10,826 1,435 (221) 53,996 505,725	Sept. 30, 2001 $ 18,579 21,972 129,520 34,000 292,194 (3,773) 288,421 11,262 9,301 513,055 82,195 327,577 409,772 36,702 6,260 4,536 457,270 7,182 34,746 11,766 2,464 (373) 55,785 513,055

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
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
2002 $ 5,623 2,006 283 124 8,036 2,147 124 32 2,303 5,733 270 5,463 818 0 638 1,456 2,394 510 1,010 3,914 3,005 976 2,029 $ 2.83 $ 0 $ 87.36 716,746 716,794	2001 $ 6,104 1,759 225 335 8,423 3,144 268 43 3,455 4,968 210 4,758 788 0 634 1,422 2,145 443 898 3,486 2,694 800 1,894 $ 2.65 $ 0 $ 78.08 714,626 714,448	2002 $ 16,774 5,621 854 307 23,556 6,465 402 97 6,964 16,592 760 15,832 2,388 183 1,537 4,108 7,114 1,479 2,758 11,351 8,589 2,703 5,886 $ 8.21 $ 0 $ 87.36 716,746 716,794	2001 $ 19,160 5,022 682 1,113 25,977 10,928 875 136 11,939 14,038 530 13,508 2,190 169 1,626 3,985 6,530 1,388 2,577 10,495 6,998 2,129 4,869 $ 6.81 $ 0 $ 78.08 714,626 714,448

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
	$2,029	$1,894	$5,886	$4,869
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	1,464	1,633	2,666	2,366
Net Comprehensive Income	$3,493	$3,527	$8,552	$7,235

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Nine Months Ended Sept. 30,
	2002	2001
	7,182 None 7,182	7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,774 None 6 34,780	34,732 None 14 34,746
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	10,826 5,886 None 16,712	6,898 4,869 None 11,766
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	1,435 2,666 4,101	98 2,366 2,464

Treasury stock:
Balance, January 1
(2,134 shares in 2002; 3,256 shares in 2001)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(1,452 shares in 2002; 3,798 shares in 2001)

Total stockholders' equity

	(221) (68) 135 (154) 62,621	(304) (174) 105 (373) 55,785

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the nine-month period ended Sept. 30, 2002 2001
	$ 5,886 479 760 (1,503) 183 85 (194) 755	$ 4,869 450 530 1,348 169 400 (1,769) (2,160)
Net cash provided by operating activities	6,451	3,837

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities of investment
   securities held to maturity
  Proceeds from maturities of investment
   securities available for sale
  Purchase of investment securities
   available for sale
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	6,017 6,636 25,131 (67,120) (13,950) (17,424) (1,216)	11,213 20,243 37,320 (85,135) (24,125) 3,454 (1,917)
Net cash provided by (used for) investing activities	(61,926)	(38,947)
FINANCING ACTIVITIES Dividends paid Increase (decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,507) 56,811 (8,814) 4,914	(2,503) 19,042 14,135 2,776

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, SEPT. 30, 2002 AND 2001

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	50,404 (5,071) 27,895 $ 22,824 $ 7,800 $ 2,697	33,450 (1,660) 20,239 $ 18,579 $ 12,181 $ 2,155

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 716,746 for the nine-month period ended September 30, 2002 and 714,626 for the nine-month period ended September 30, 2001.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 2002 and for the year ended December 31, 2001 were approximately $10,821, and $9,103, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $87,000 at September 30, 2002 and $76,640 at December 31, 2001 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2002 and at December 31, 2001.
AVAILABLE FOR SALE United States Treasury	September 30, 2002 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years Six to ten years	11,452 135,095 10,000 156,547	317 4,212 556 5,085	- - - -	11,769 139,307 10,556 161,632	5.74% 4.93 5.96 5.05
State, county and municipal One to five years Six to ten years Other Securities Total available for sale	8,199 8,728 16,927 296 $173,770	366 683 1,049 - $6,134	- - - - $ -	8,565 9,411 17,976 296 $179,904	5.21% 6.40 5.82 - 5.13%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year One to Five years	2,002 2,002 4,004	30 144 174	- - -	2,032 2,146 4,178	6.38% 6.44 6.41
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,755 5,465 1,845 10,065 $ 14,069	25 368 139 532 $ 706	- - - - $ -	2,780 5,833 1,984 10,597 $ 14,775	6.04% 6.61 6.60 6.45 6.44%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $4,101 as of September 30, 2002.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2002 and December 31, 2001 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

Sept. 30, December 31, 2002 2001
$205,519 26,606 47,017 31,671 1,615 1,603 314,031 (4,109) 309,922	$187,808 28,324 44,351 32,008 1,316 2,800 296,607 (3,763) 292,844

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and nine-month period ended September 30, 2002 and 2001 and the year ended December 31, 2001 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Nine Months Ended December Sept. 30, Sept. 30, 31, 2002 2001 2002 2001 2001
	$ 3,984 163 36 45 $ 244 $ 54 16 29 $ 99 $ 145 $ 270 $ 4,109	$ 3,762 98 67 101 $ 266 $ 38 0 29 $ 67 $ 199 $ 210 $ 3,773	$ 3,763 323 81 318 $ 722 $ 174 29 105 $ 308 $ 414 $ 760 $ 4,109	$ 3,782 281 96 356 $ 733 $ 82 2 110 $ 194 $ 539 $ 530 $ 3,773	$ 3,782 383 96 470 $ 949 $ 106 31 168 $ 305 $ 644 $ 625 $ 3,763
Ratio of net charge-offs during the period to average loans outstanding during the period	.05%	.07%	.13%	.19%	.22%

The entire balance is available to absorb future loan losses.

At September 30, 2002 and December 31, 2001 loans on which no interest was being accrued totalled approximately $547 and $633, respectively and foreclosed real estate totalled $87 and $64, respectively; and loans 90 days past due and still accruing totalled $92 and $138, respectively.

OTHER INTEREST-BEARING ASSETS

As of September 30, 2002, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2002 and December 31, 2001 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	Sept. 30 2002 $ 14,110 6,343 1,041 $ 21,494 9,472 $ 12,022	December 31, 2001 $ 14,097 6,175 5 $ 20,277 8,992 $ 11,285

     Depreciation and amortization of bank premises and equipment charged to operating expense was $160 and $479 for the quarter ended and the nine-month period ended September 30, 2002, respectively and $650 for the year ended December 31, 2001.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2002 and December 31, 2001, certificates of deposit of $100,000 or more included in time deposits totaled approximately $83,179 and $68,608 respectively. Interest expense on these deposits was approximately $628 and $1,898 for the quarter ended and the nine-month period ended September 30, 2002, respectively, and $4,627 for the year ended December 31, 2001.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2002 and December 31, 2001, securities sold under repurchase agreements totaled $24,007 and $32,821. U.S. Government securities with a book value of $30,474 ($32,211 market value) and $37,599 ($38,631 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 1.67 percent and 1.91 percent at September 30, 2002 and December 31, 2001.

NOTE 8 - LINES OF CREDIT

     At September 30, 2002, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $23,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,420 at September 30, 2002. The amount outstanding under the note totaled $5,650 and $653 at September 30, 2002 and December 31, 2001, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $84,712 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $1,403 and $1,485 at September 30, 2002 and December 31, 2001, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 2002 and September 30, 2001 on pretax income of $3,005 and $2,694 totalled $976 and $800 respectively. Income tax expense for the nine-month period ended September 30, 2002 and September 30, 2001 on pretax income of $8,589 and $6,998 totalled $2,703 and $2,129 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 2002.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 2002, commitments to extend credit totalled $33,868; financial standby letters of credit totalled $631; and performance standby letters of credit totalled $237. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     Additionally, the bank subsidiary has an outstanding commitment for the construction of a new main banking office in Conway, S.C. in the amount of $5,093.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine-month periods ended September 30, 2002 and year ended December 31, 2001, $127, $379, and $426, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 2002:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$58,822 54,713 54,713	17.44% 16.22 10.12	$26,990 13,495 21,635	8.0% 4.0 4.0	$33,738 20,243 27,043	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET SEPTEMBER 30, 2002 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,764 58,814 1,006 37 $ 62,621
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 62,621 $ 62,621
CONDENSED STATEMENT OF INCOME For the nine-month period ended September 30, 2002 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 5,936 0 (50) $ 5,886

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2002 and for the nine-month periods ending September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, have increased 7.5% from $292,194 at September 30, 2001 to $314,031 at September 30, 2002 and have decreased as a percentage of total assets from 57.0% to 55.5% over the same period as loan demand has been moderate in our market. Securities and federal funds sold have increased as a percentage of total assets from 36.1% at September 30, 2001 to 37.5% at September 30, 2002 as lending has slowed. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.0% at September 30, 2001 to 17.2% at September 30, 2002. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 63.8% of total assets at September 30, 2001 to 65.4% at September 30, 2002 while securities sold under agreement to repurchase have decreased from 7.2% to 4.2% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 2002 and 2001:
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	Sept. 30, 2002 2001
	55.5% 2.5 31.8 3.2 93.0 7.0 100.0%	57.0% 4.3 25.2 6.6 93.1 6.9 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	65.4% 4.2 1.3 70.9 17.2 ..8 11.1 100.0%	63.8% 7.2 1.2 72.2 16.0 ..9 10.9 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 2002 and 2001 of $2,029 and $1,894, respectively, resulting in a return on average assets of 1.44% and 1.48% and a return on average stockholders' equity of 13.34% and 14.18%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2002 and 2001 of $5,886 and $4,869, respectively, resulting in a return on average assets of 1.45% and 1.30% and a return on average stockholders' equity of 13.63% and 12.65%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $52,734 or 10.3% from $513,055 at September 30, 2001 to $565,789 at September 30, 2002. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2002 and September 30, 2001:
CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
   Per Share
Total assets
Total deposits
Total Loans
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

Three-Month Period Ended Sept. 30, Percent Increase 2002 2001 (Decrease)			Nine-Month Period Ended Sept. 30, Percent Increase 2002 2001 (Decrease)
5,463 3,005 2,029 2.83 0 0 565,789 467,454 314,031 193,973 62,621 87.36 1.44% 13.34%	4,758 2,694 1,894 2.65 0 0 513,055 409,772 292,194 151,492 55,785 78.08 1.48% 14.18%	14.8% 11.5 7.1 6.8 - - 10.3% 14.1 7.5 28.0 12.3 11.9 (2.7)% (5.9)%	15,832 8,589 5,886 8.21 0 0 565,789 467,454 314,031 193,973 62,621 87.36 1.45% 13.63%	13,508 6,998 4,869 6.81 0 0 513,055 409,772 292,194 151,492 55,785 78.08 1.30% 12.65%	17.2% 22.7 20.9 20.6 - - 10.3% 14.1 7.5 28.0 12.3 11.9 11.5% 7.8%

(1) For the three-month period ended September 30, 2002 and September 30, 2001, average total assets amounted to $564,936 and $511,450 with average stockholders' equity totaling $60,848 and $53,419, respectively. For the nine-month period ended September 30, 2002 and September 30, 2001, average total assets amounted to $541,906 and $501,138 with average stockholders' equity totaling $57,564 and $51,339 respectively.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2002, of 4.5% and 4.5%, respectively, and 4.2% and 4.1% for the same periods in 2001, as compared to management's long-term target of 4.5%. Net interest margins fell in 2001 due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to competitive pressure. Margins have widened in 2002 as liabilities have been re-priced, but falling rates may again negatively impact margins in late 2002 and fiscal 2003.

Fully-tax-equivalent net interest income showed a 15.6% increase from $5,084 for the three-month period ended September 30, 2001 to $5,879 for the three-month period ended September 30, 2002. During the same period, total fully-tax-equivalent interest income decreased by 4.2% from $8,539 to $8,182 and total interest expense decreased by 33.3% from $3,455 to $2,303. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .22% from 4.24% for the three-month period ended September 30, 2001 to 4.46% for the three-month period ended September 30, 2002.

Fully-tax-equivalent net interest income showed an 18.4% increase from $14,389 for the nine-month period ended September 30, 2001 to $17,032 for the nine-month period ended September 30, 2002. During the same period, total fully-tax-equivalent interest income decreased by 8.9% from $26,328 to $23,996 and total interest expense decreased by 41.7% from $11,939 to $6,964. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .39% from 4.10% for the nine-month period ended September 30, 2001 to 4.49% for the nine-month period ended September 30, 2002.

The tables on the following four pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-bearing
       liabilities
   Noninterest-bearing     deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Three Months Ended 9/30/02 Three Months Ended 9/30/01 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$310,670 161,649 27,003 28,018 527,340 37,596 $564,936 $371,533 27,336 3,867 $402,736 96,670 4,682 60,848 $564,936 $527,340	$ 5,623 2,006 429 124 8,182 2,147 124 32 $ 2,303 $ 5,879 $ 146	7.24% 4.96 6.35 1.77 6.21 2.31 1.81 3.31 2.29 4.46	$292,331 130,543 19,693 37,501 480,068 31,382 $511,450 $330,679 33,570 3,478 $367,727 86,169 4,135 53,419 $511,450 $480,068	$ 6,104 1,759 341 335 8,539 3,144 268 43 $ 3,455 $ 5,084 $ 116	8.35% 5.39 6.93 3.57 7.11 3.80 3.19 4.95 3.76 4.24

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.44 13.34 0 10.77 13.00 19.59 93.35	1.48 14.18 0 10.45 12.81 18.27 93.86

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to
    resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-
       bearing liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Nine Months Ended 9/30/02 Nine Months Ended 9/30/01 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$306,032 147,079 26,871 25,784 505,766 36,140 $541,906 $358,091 29,060 3,403 $390,554 89,822 3,966 57,564 $541,906 $505,766	$ 16,774 5,621 1,294 307 23,996 6,465 402 97 $ 6,964 $ 17,032 $ 440	7.31% 5.10 6.42 1.59 6.33 2.41 1.84 3.80 2.38 4.49	$295,093 118,299 19,709 34,447 467,548 33,590 $501,138 $333,271 29,720 3,242 $366,233 79,469 4,097 51,339 $501,138 $467,548	$ 19,160 5,022 1,033 1,113 26,328 10,928 875 136 $ 11,939 $ 14,389 $ 351	8.66% 5.66 6.99 4.31 7.51 4.37 3.93 5.59 4.35 4.10

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.45 13.63 0 10.62 12.85 18.81 93.33	1.30 12.65 0 10.24 12.44 17.40 93.30

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2002 and 2001
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2002 310,670 161,649 27,003 28,018 527,340 371,533 27,336 3,867 402,736 124,604 527,340	Average Volume 2001 292,331 130,543 19,693 37,501 480,068 330,679 33,570 3,478 367,727 112,341 480,068	Yield/Rate 2002 (1) 7.24% 4.96% 6.35% 1.77% 6.21% 2.31% 1.81% 3.31% 2.29% 1.75% 3.92% .54% 4.46%	Yield/Rate 2001 (1) 8.35% 5.39% 6.93% 3.57% 7.11% 3.80% 3.19% 4.95% 3.76% 2.87% 3.35% .89% 4.24%	Interest Earned/Paid 2002 (1) 5,623 2,006 429 124 8,182 2,147 124 32 2,303 2,303 5,879	Interest Earned/Paid 2001 (1) 6,104 1,759 341 335 8,539 3,144 268 43 3,455 3,455 5,084	Variance (481) 247 88 (211) (357) (997) (144) (11) (1,152) (1,152)	Change Due to Rate (811) (140) (29) (169) (1,149) (1,232) (116) (14) (1,362) (1,362)	Change Due to Volume 383 419 127 (85) 844 388 (50) 5 343 343	Change Due to Rate X Volume (53) (32) (10) 43 (52) (153) 22 (2) (133) (133)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net
     Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2002 306,032 147,079 26,871 25,784 505,766 358,091 29,060 3,403 390,554 115,212 505,766	Average Volume 2001 295,093 118,299 19,709 34,447 467,548 333,271 29,720 3,242 366,233 101,315 467,548	Yield/Rate 2002 (1) 7.31% 5.10% 6.42% 1.59% 6.33% 2.41% 1.84% 3.80% 2.38% 1.84% 3.95% .54% 4.49%	Yield/Rate 2001 (1) 8.66% 5.66% 6.99% 4.31% 7.51% 4.37% 3.93% 5.59% 4.35% 3.41% 3.16% .94% 4.10%	Interest Earned/Paid 2002 (1) 16,774 5,621 1,294 307 23,996 6,465 402 97 6,964 6,964 17,032	Interest Earned/Paid 2001 (1) 19,160 5,022 1,033 1,113 26,328 10,928 875 136 11,939 11,939 14,389	Variance (2,386) 599 261 (806) (2,332) (4,463) (473) (39) (4,975) (4,975)	Change Due to Rate (2,987) (497) (84) (703) (4,271) (4,899) (466) (44) (5,409) (5,409)	Change Due to Volume 710 1,222 375 (280) 2,027 813 (19) 7 801 801	Change Due to Rate X Volume (109) (126) (30) 177 (88) (377) 12 (2) (367) (367)

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

The provision for possible loan losses was $270 for the three-month period ended September 30, 2002 and $210 for the three-month period ended September 30, 2001. Net loan charge-offs/(recoveries) totaled $145 for the three-month period ended September 30, 2002 and $199 for the same period in 2001.

The provision for possible loan losses was $760 for the nine-month period ended September 30, 2002 and $530 for the nine-month period ended September 30, 2001. Net loan charge-offs/(recoveries) totaled $414 for the nine-month period ended September 30, 2002 and $539 for the same period in 2001.

The reserve for possible loan losses as a percentage of net loans was 1.33% at September 30, 2002 and 1.31% at September 30, 2001. The increased provision during the nine-month period ended September 30, 2002 was to maintain the reserve at the previous year's level.

Securities Transactions - Security gains of $183 were realized during the first quarter of 2002 and $169 during the second quarter of 2001. 2002 gains were taken to supplement liquidity and 2001 gains were taken while selling securities near maturity and investing further out on a steeply-sloping yield curve. At September 30, 2002, December 31, 2001, and September 30, 2001 market value appreciation/(depreciation) in the securities portfolio totaled $6,840, $2,999, and $4,928. As indicated, market value has increased in 2002 due to falling market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 2.4% from $1,422 for the three-month period ended September 30, 2001 to $1,456 for the three-month period ended September 30, 2002.

Other income, net of any gains/losses on security transactions, increased by 2.9% from $3,816 for the nine-month period ended September 30, 2001 to $3,925 for the nine-month period ended September 30, 2002.

This increase in the three-month and nine-month period ended September 30, 2002 other income was due to an increase in deposit account volumes and higher merchant discount income, offset by a slow-down in the refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 12.3% from $3,486 for the three-month period ended September 30, 2001 to $3,914 for the three-month period ended September 30, 2002. The major components of other expenses are salaries and employee benefits which increased 11.6% from $2,145 to $2,394; occupancy expense which increased 15.1% from $443 to $510; and other operating expenses which increased by 12.5% from $898 to $1,010.

Other expenses increased by 8.2% from $10,495 for the nine-month period ended September 30, 2001 to $11,351 for the nine-month period ended September 30, 2002. The major components of other expenses are salaries and employee benefits which increased 8.9% from $6,530 to $7,114; occupancy expense which increased 6.6% from $1,388 to $1,479; and other operating expense which increased by 7.0% from $2,577 to $2,758.

NET INCOME (continued)

The increase in the three-month and nine-month period ended September 30, 2002 salaries and employee benefits was due to normal pay increments, the increased costs of providing employee benefits, particularly health insurance coverage, and an increase of full-time-equivalent employees from 207 at September 30, 2001 to 225 at September 30, 2002. Looking ahead, occupancy expense will grow in the fourth quarter of 2002 due to the addition of the North Myrtle Beach Office, and in 2003 due to the construction of a new $5.3 million dollar Main Banking Office.

Income Taxes - Provisions for income taxes increased 22.0% from $800 for the three-month period ended September 30, 2001 to $976 for the three-month period ended September 30, 2002. Income before income taxes less interest on tax-exempt investment securities increased by 10.2% from $2,469 for the three-month period ended September 30, 2001 to $2,722 for the same period in 2002. State tax liability increased as income before income taxes increased 11.5% from $2,694 to $3,005 during the same period.

Provisions for income taxes increased 27.0% from $2,129 for the nine-month period ended September 30, 2001 to $2,703 for the nine-month period ended September 30, 2002. Income before income taxes less interest on tax-exempt investment securities increased by 22.5% from $6,316 for the nine-month period ended September 30, 2001 to $7,735 for the same period in 2002 and state tax liability increased as income before income taxes increased 22.7% from $6,998 to $8,589 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $62,621 and $53,996 at September 30, 2002 and December 31, 2001, representing 11.1% and 10.7% of total assets, respectively. At September 30, 2002, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

CONTROLS AND PROCEDURES

(a) Based on their evaluation of the Company's disclosure controls and procedures as of October 8, 2002, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                                  _________________________________________

                                  Paul R. Dusenbury
                                  Treasurer
                                 (Chief Financial and Accounting Officer)

Date:  November 14, 2002

CERTIFICATION

     I, W. Jennings Duncan, Chief Executive Officer, certify that;

     1.     I have reviewed this annual report on Form 10-Q of CNB Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5)     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                 W. Jennings Duncan
                                           W. Jennings Duncan
                                           President and Chief Executive Officer

CERTIFICATION

     I, Paul R Dusenbury, Chief Financial Officer, certify that;

     1.     I have reviewed this annual report on Form 10-Q of CNB Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5)     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                   Paul R. Dusenbury
                                           Paul R. Dusenbury
                                           Treasurer and Chief Financial Officer