Form 10-K
period 2002-12-31
CNB CORP /SC/
filed 2003-03-14
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of February 28, 2003, 718,146 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately $64,262,840.

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
Disagreements on Accounting and Financial Disclosure

25 26 26-33 34-58 58

PART III

ITEM 10 ITEM 11 ITEM 12 ITEM 13	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	59-63 64-67 68 68
ITEM 14	Exhibits, Financial Statement Schedules, Notes to Financial Statements, and Reports on Form 8-K	69
Signature	70
Audit Committee Report	71
Certifications	72-73

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry and Georgetown Counties, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South Carolina. The Bank became a national bank operating as The Conway National Bank in 1914. On June 10, 1985, the Bank was reorganized into a bank holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock. In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway. Since that time, the following offices have been opened: Coastal Centre in Conway, Horry County, (1969); Surfside in Surfside Beach, Horry County, (1971); Northside, north of Myrtle Beach, Horry County, (1977); Red Hill in Conway, Horry County, (1981); Socastee, in the southern portion of Myrtle Beach, Horry County, (1986); Aynor in the Town of Aynor, Horry County, (1991), Myrtle Beach in the City of Myrtle Beach, Horry County, (1995), West Conway, in Conway, Horry County, (1998), Murrells Inlet in Murrells Inlet, Georgetown County, (2000) and North Myrtle Beach in the City of North Myrtle Beach, Horry County, (2002). The Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office was expanded in 1980. The Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 230 full-time-equivalent employees at its principal office and eleven branch offices.

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

COMPETITION

The Bank actively competes with other institutions in Horry County and the Waccamaw Neck region of Georgetown County in providing customers with deposit, credit and other financial services. The principal competitors of the Bank include local offices of six regional banks, three state-wide banks, seven locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions. The regional banks are Bank of America, Centura Bank, First Citizens Bank and Trust Company, Branch Bank and Trust, Carolina First Savings Bank, and Wachovia, N.A. The statewide banks are National Bank of South Carolina, First Federal Savings Bank, and First Palmetto Savings Bank. The locally owned banks are Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, Sandhills Bank, Beach First National Bank, Plantation Federal Savings Bank, and Sunbank, N.A. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December 31, 2002, has 718,246 shares issued and 717,295 shares outstanding. The holders of Company Stock are entitled to one vote per share. Holders of shares of Company Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors. Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

Total interest income
Total interest expense
Net interest income
Provision for possible
 loan losses
Total other operating income
Total other operating expenses
Income before income taxes
Income taxes
Net Income
Net income per weighted
   average shares outstanding

2002 $7,648 2,346 5,302 275 1,352 3,685 2,694 838 $1,856 $ 2.59	2001 $8,907 4,404 4,503 190 1,133 3,465 1,981 615 $1,366 $ 1.91	2002 $7,872 2,315 5,557 215 1,300 3,752 2,890 889 $2,001 $ 2.79	2001 $8,647 4,080 4,567 130 1,430 3,544 2,323 714 $1,609 $ 2.25	2002 $8,036 2,303 5,733 270 1,456 3,914 3,005 976 $2,029 $ 2.83	2001 $8,423 3,455 4,968 210 1,422 3,486 2,694 800 $1,894 $ 2.65	2002 $7,788 2,104 5,684 225 1,355 4,808 2,006 710 $1,296 $ 1.81	2001 $7,986 2,883 5,103 95 1,352 4,111 2,249 683 $1,566 $ 2.19

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

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/02 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$309,351 150,050 26,734 23,970 $510,105 36,512 $546,617 $361,907 27,962 3,160 $393,029 90,431 4,260 58,897 $546,617 $510,105	$ 22,343 7,493 1,714 377 $31,927 $ 8,458 495 115 $ 9,068 $ 22,859 $ 583	7.22% 4.99 6.41 1.57 6.26 2.34 1.77 3.64 2.31 4.48%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

1.31% 12.19 37.45 10.77 13.02 19.04 93.32%

(2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $284 are included in the above interest income. Loans on a non-accrual basis for the recognition of interest income totalling $697 as of December 31, 2002 are included in loans, net of unearned income, for purpose of this analysis.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/01 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$294,837 122,060 20,744 32,984 $470,625 33,771 $504,396 $332,870 30,882 3,409 $367,161 80,218 4,474 52,543 $504,396 $470,625	$ 24,967 6,778 1,411 1,287 $34,443 $ 13,577 1,070 175 $ 14,822 $ 19,621 $ 480	8.47% 5.55 6.80 3.90 7.32 4.08 3.46 5.13 4.04 4.17%

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

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned income
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/00 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$284,431 118,983 16,344 11,022 $430,780 31,580 $462,360 $299,460 30,953 4,206 $334,619 77,180 3,536 47,025 $462,360 $430,780	$ 25,771 7,045 1,167 689 $34,672 $ 13,082 1,470 273 $ 14,825 $ 19,847 $ 397	9.06% 5.92 7.14 6.25 8.05 4.37 4.75 6.49 4.43 4.61%

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2002 and 2001
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2002 $309,351 150,050 26,734 23,970 $510,105 $361,907 27,962 3,160 393,029 117,076 $510,105	Average Volume 2001 $294,837 122,060 20,744 32,984 $470,625 $332,870 30,882 3,409 367,161 103,464 $470,625	Yield/Rate 2002 (1) 7.22% 4.99% 6.41% 1.57% 6.26% 2.34% 1.77% 3.64% 2.31% 1.78% 3.95% .53% 4.48%	Yield/Rate 2001 (1) 8.47% 5.55% 6.80% 3.90% 7.32% 4.08% 3.46% 5.13% 4.04% 3.15% 3.28% .89% 4.17%	Interest Earned/Paid 2002 (1) $22,343 7,493 1,714 377 $31,927 $ 8,458 495 115 9,068 $ 9,068 $22,859	Interest Earned/Paid 2001 (1) $24,967 6,778 1,411 1,287 $34,443 $13,577 1,070 175 14,822 $14,822 $19,621	Variance $(2,624) 715 303 (910) $(2,516) $(5,119) (575) (60) (5,754) $(5,754)	Change Due to Rate $(3,685) (684) (81) (769) $(5,219) $(5,792) (522) (51) (6,365) $(6,365)	Change Due to Volume $1,229 1,553 407 (352) $2,837 $1,185 (101) (13) 1,071 $1,071	Change Due to Rate X Volume $(168) (154) (23) 211 $(134) $(512) 48 4 (460) $(460)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2001 and 2000
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2001 $294,837 122,060 20,744 32,984 $470,625 $332,870 30,882 3,409 367,161 103,464 $470,625	Average Volume 2000 $284,431 118,983 16,344 11,022 $430,780 $299,460 30,953 4,206 334,619 96,161 $430,780	Yield/Rate 2001 (1) 8.47% 5.55% 6.80% 3.90% 7.32% 4.08% 3.46% 5.13% 4.04% 3.15% 3.28% .89% 4.17%	Yield/Rate 2000 (1) 9.06% 5.92% 7.14% 6.25% 8.05% 4.37% 4.75% 6.49% 4.43% 3.44% 3.62% .99% 4.61%	Interest Earned/Paid 2001 (1) $24,967 6,778 1,411 1,287 $34,443 $13,577 1,070 175 14,822 $14,822 $19,621	Interest Earned/Paid 2000 (1) $25,771 7,045 1,167 689 $34,672 $13,082 1,470 273 14,825 $14,825 $19,847	Variance $(804) (267) 244 598 $(229) $ 495 (400) (98) (3) $ (3)	Change Due to Rate $(1,678) (440) (56) (255) $(2,429) $ (868) (399) (57) (1,324) $(1,324)	Change Due to Volume $ 943 182 314 1,373 $2,812 $1,460 (2) (52) 1,406 $1,406	Change Due to Rate X Volume $ (69) (9) (14) (520) $(612) $ (97) 1 11 (85) $ (85)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2000 and 1999
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2000 $284,431 118,983 16,344 11,022 $430,780 $299,460 30,953 4,206 334,619 96,161 $430,780	Average Volume 1999 $248,616 132,136 14,980 27,883 $423,615 $298,789 32,555 1,644 332,988 90,627 $423,615	Yield/Rate 2000 (1) 9.06% 5.92% 7.14% 6.25% 8.05% 4.37% 4.75% 6.49% 4.43% 3.44% 3.62% .99% 4.61%	Yield/Rate 1999 (1) 8.80% 5.87% 7.27% 5.02% 7.58% 3.89% 4.15% 4.68% 3.92% 3.08% 3.66% .84% 4.50%	Interest Earned/Paid 2000 (1) $25,771 7,045 1,167 689 $34,672 $13,082 1,470 273 14,825 $14,825 $19,847	Interest Earned/Paid 1999 (1) $21,869 7,754 1,089 1,401 $32,113 $11,616 1,351 77 13,044 $13,044 $19,069	Variance $3,902 (709) 78 (712) $2,559 $1,466 119 196 1,781 $1,781	Change Due to Rate $ 646 66 (19) 343 $1,036 $1,434 195 30 1,659 $1,659	Change Due to Volume $3,152 (772) 99 (846) $1,633 $ 26 (66) 120 80 $ 80	Change Due to Rate X Volume $ 104 (3) (2) (209) $(110) $ 6 (10) 46 42 $ 42

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

INVESTMENT SECURITIES

The purpose of the investment policy of the Bank is to ensure that the investment securities portfolio shall be managed to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns. Specific investment objectives include the desire to: ensure adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; ensure collateral is available for pledging; and manage asset-quality diversification of the bank's assets. During 2002 and 2001, investment securities comprised a higher percentage of total assets due to weakened loan demand within our market. At December 31, 2002 and 2001, the Loans/Total Assets ratio had dropped to 57.2% and 58.6%, respectively, as compared to 62.8% at December 31, 2000, and investment securities have correspondingly risen as a percentage of total assets.

Investment securities with a par value of $79,880, $76,640, and $90,870 at December 31, 2002, 2001, and 2000, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2002, 2001, and 2000.
AVAILABLE FOR SALE	December 31, 2002 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,448 122,681 10,000 142,129	$ 230 4,885 567 5,682	$ - - - -	$ 9,678 127,566 10,567 147,811	5.89% 4.80% 5.96% 4.96%
State, county and municipal One to five years Six to ten years Other restricted CRA Qualified Investment Fund Total available for sale	8,192 8,722 16,914 298 $159,341	340 551 891 - $ 6,573	- - - - $ -	8,532 9,273 17,805 298 $165,914	5.22% 6.40% 5.83% -% 5.05%
HELD TO MATURITY Federal agencies Within one year One to five years	$ 2,000 2,002 4,002	$ 8 131 139	$ - - -	$ 2,008 2,133 4,141	6.38% 6.44% 6.41%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS,AT COST Federal Reserve & Federal Home Loan Bank Stock	2,675 4,592 1,836 9,103 $ 13,105 $ 1,394	36 296 126 458 $ 597 $ -	- - - - $ - $ -	2,711 4,888 1,962 9,561 $ 13,702 $ 1,394	6.18% 6.70% 6.60% 6.53% 6.49% 5.32%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                            14

INVESTMENT SECURITIES, continued
AVAILABLE FOR SALE	December 31, 2001 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,927 96,652 14,612 121,191	$ 173 2,050 328 2,551	$ - 174 - 174	$10,100 98,528 14,940 123,568	5.60% 5.46% 5.76% 5.51%
State, county and municipal One to five years Six to ten years After ten years Other restricted CRA Qualified Investment Fund Total available for sale	3,652 11,640 854 16,146 278 $137,615	48 149 3 200 - $ 2,751	29 146 10 185 - $ 359	3,671 11,643 847 16,161 278 $140,007	5.38% 5.89% 6.34% 5.80% 9.45% 5.55%
HELD TO MATURITY Federal agencies Within one year One to five years	$ 3,013 7,011 10,024	$ 31 295 326	$ - - -	$ 3,044 7,306 10,350	5.07% 6.77% 6.26%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS,AT COST Federal Reserve & Federal Home Loan Bank Stock	1,570 5,931 3,180 10,681 $ 20,705 $ 1,394	20 187 80 287 $ 613 $ -	- - 6 6 $ 6 $ -	1,590 6,118 3,254 10,962 $ 21,312 $ 1,394	5.88% 6.39% 6.39% 6.31% 6.29% 7.03%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2001, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued
AVAILABLE FOR SALE United States Treasury Within one year	December 31, 2000 Book Unrealized Fair Value Gains Losses Value Yield(1)
	$14,066	$ 65	$ -	$14,131	6.05%
Federal agencies Within one year One to five years	25,059 41,517 66,576	19 129 148	52 207 259	25,026 41,439 66,465	5.68% 5.99% 5.87%
State, county and municipal One to five years Six to ten years After ten years Other restricted CRA Qualified Investment Fund Total available for sale	453 4,711 1,357 6,521 254 $87,417	5 134 71 210 - $ 423	- - - - - $ 259	458 4,845 1,428 6,731 254 $87,581	6.65% 6.54% 7.40% 6.73% 5.64% 5.96%
HELD TO MATURITY United States Treasury Within one year	$ 1,006	$ 1	$ -	$ 1,007	5.76%
Federal agencies Within one year One to five years	13,026 15,082 28,108	23 129 152	2 22 24	13,047 15,189 28,236	6.45% 6.27% 6.36%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS, AT COST Federal Reserve & Federal Home Loan Bank Stock	2,415 6,322 4,364 13,101 $42,215 $ 1,394	11 50 112 173 $ 326 $ -	- 4 7 11 $ 35 $ -	2,426 6,368 4,469 13,263 $42,506 $ 1,394	7.42% 6.17% 6.52% 6.52% 6.39% 6.96%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2000, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                               16

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

Commercial Loans

The Bank makes loans for commercial purposes in various lines of business. The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment.

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Consumer Loans

The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans will generally be the same as applied by the Bank when making a first mortgage loan, as described above, but more restrictive for home equity lines of credit. Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

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

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2002, 2001, 2000, 1999, and 1998 by major classification:

2002	2001	2000	1999	1998

Real Estate Loans - mortgage
                  - construction
Loans to farmers
Commercial and industrial loans
Loans to individuals for household
  family and other consumer
  expenditure
All other loans, including
  Overdrafts
  Gross Loans
    Less unearned income
   Less reserve for loan losses
    Net loans

$214,554 28,297 1,674 47,631 31,953 1,513 325,622 0 (4,155) $321,467	$187,808 28,324 1,316 44,351 32,015 2,800 296,614 (7) (3,763) $292,844	$191,329 20,590 1,376 45,929 34,775 1,698 295,697 (49) (3,782) $291,866	$163,614 21,013 1,447 45,742 33,864 1,736 267,416 (275) (3,451) $263,690	$142,039 15,560 1,487 36,393 32,669 1,951 230,099 (970) (3,132) $225,997

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The Company's loan portfolio consisted of approximately $234,201 and $220,786 in fixed rate loans as of December 31, 2002 and 2001, respectively. At December 31, 2002, and 2001, fixed rate loans with maturities in excess of one year amounted to approximately $185,966 and $169,151, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate. Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2002, 2001, 2000, 1999, 1998:

	2002	2001	2000	1999	1998
Nonaccrual loans Accruing loans which are contractually past due 90 days or more as to principal or interest payments Restructured trouble debt	$ 697 $ 118 None	$ 633 $ 138 None	$ 305 $ 189 None	$ 527 $ 142 None	$ 422 $ 100 None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2002, 2001, and 2000 is as follows:
	2002	2001	2000
Interest included in income during the year Interest which would have been included at the original contract rates	$ 19 $ 63	$ 12 $ 66	$ 10 $ 38

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or migrate to non-accrual loans. Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

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

As of December 31, 2002, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2002, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2002, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

OTHER INTEREST-BEARING ASSETS

As of December 31, 2002, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

Year Ended December 31, 2002 2001 2000 1999 1998

Loans (net of unearned income):
  Average loans outstanding for
  the period

Reserve for loan losses:

Balance at the beginning of period
  Charge-offs:
    Commercial, financial, and agricultural

    Real Estate - construction and mortgage

    Loans to individuals

     Total charge-offs

  Recoveries:
   Commercial, financial, and agricultural

   Real Estate - construction and mortgage

   Loans to individuals

     Total recoveries

Net charge-offs
Additions charged to operations
Balance at end of period

$309,351 $ 3,763 412 97 447 956 191 30 142 $ 363 $ 593 $ 985 $ 4,155	$294,837 $ 3,782 383 96 470 949 106 31 168 $ 305 $ 644 $ 625 $ 3,763	$284,431 $ 3,451 186 134 426 746 92 19 146 $ 257 $ 489 $ 820 $ 3,782	$248,616 $ 3,132 254 3 559 816 103 21 216 $ 340 $ 476 $ 795 $ 3,451	$228,057 $ 2,879 189 14 553 756 89 5 235 $ 329 $ 427 $ 680 $ 3,132
Ratio of net charge-offs during the period to average loans outstanding during the period	.19%	.22%	.17%	.19%	.19%

The reserve for loan losses is maintained at the greater of 1.20% of net loans or an amount that bears the same ratio to eligible loans as net charge-offs to average eligible loans over the past six years. In addition, the Asset/ Liability Management Committee and the Loan Committee review the adequacy of the reserve quarterly and make recommendations as to the desired amount of the reserve. Determination of the adequacy of the reserve is based on the above ratios and, but not limited to, considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions

The Board of Directors maintains an independent Loan Review function which has established controls and procedures to monitor loan portfolio risk on an on-going basis. Credit reviews on all major relationships are conducted on a continuous basis as is the monitoring of past-due trends and classified assets. The function utilizes various methodologies in its assessment of the adequacy of the Reserve for Loan Losses. Three primary measurements are reported to the Board of Directors on a quarterly basis, the Graded Loan Method based on a bank-wide risk grading model, the Migration Analysis Method which tracks risk patterns on charged-off loans for the previous 10 years, and the Historical Experience Method based on net charge-offs. Additionally, the function annually conducts an independent economic assessment, addresses portfolio risk by industry concentration, reviews loan policy changes and marketing strategies for any effect on portfolio risk, and conducts tests addressing portfolio performance by type of portfolio, collateral type, and loan officer performance.

Based upon all relevant factors, Management anticipates net charge-offs to be approximately $700 during 2003.

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

Years Ended December 31,
Noninterest bearing demand deposits Interest bearing demand deposits Savings deposits Time deposits Total deposits	2002 $ 90,431 58,683 32,874 270,350 $452,338	2001 $ 80,218 53,225 26,931 252,714 $413,088	2000 $ 77,180 52,389 27,665 219,406 $376,640

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

Years Ended December 31,
Interest bearing demand deposits Savings Deposits Time deposits	2002 ..30% 1.63% 2.87%	2001 ..72% 2.21% 4.99%	2000 1.06% 2.46% 5.40%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2002:
Maturity within 3 months or less Over 3 through 6 months Over 6 through 12 months Over 12 months Total	$32,536 24,646 18,558 8,989 $84,729

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:
Years Ended December 31,
Return on average total assets Return on average stockholders' equity Cash dividend payout ratio Average equity to average assets ratio	2002 1.31% 12.19% 37.45% 10.77%	2001 1.28% 12.25% 38.96% 10.42%	2000 1.36% 13.42% 39.66% 10.17%

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance. No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:
December 31,
Federal funds purchased and securities sold under agreement to repurchase	2002 $26,219	2001 $32,821	2000 $22,567

The following information relates to short-term borrowings outstanding during 2002, 2001, and 2000:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
Federal funds purchased and securities sold under agreement to repurchase	2002 $33,091	2001 $36,702	2000 $34,263	2002 1.41%	2001 1.91%	2000 5.00%

Year ended December 31,
Federal funds purchased and securities sold under agreement to repurchase- average daily amount outstanding Weighted average interest rate paid	2002 $27,926 1.66%	2001 $30,882 3.46%	2000 $30,851 4.76%

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent offices in Horry County and one permanent office in Georgetown County, for a total of twelve offices. The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities. This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet. In addition, the Bank has a 632 square foot building for express banking services adjacent to the principal office. The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet) and North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet). Of the twelve offices, the bank owns the principal office, the office at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet and North Myrtle Beach. One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased two future office sites. The sites consist of 1.1 acres on Highway 701 north of Conway and 3.24 acres on Highway 9 west of North Myrtle Beach. The company anticipates building offices on the other sites within the next three to five years, depending on market conditions. Additionally, the Bank has contracted to build a new $5.1 million 24,000 square foot banking office at the principal site with plans to convert the existing 33,616 square foot building into an operations center. Anticipated completion of this project is in the fourth quarter of 2003.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2002.

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

On May 14, 2002, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected five directors to serve for a three-year term; and

2) Ratified the appointment of Elliott Davis, LLC as independent auditors for the
   Company and its subsidiary for the year ending December 31, 2002.

PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

As of December 31, 2002, there were approximately 725 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985. Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock. Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years.

	2002		2001
First Quarter Second Quarter Third Quarter Fourth Quarter	High $107.00 $110.00 $110.00 $116.00	Low $107.00 $107.00 $110.00 $110.00	High $100.00 $104.00 $104.00 $107.00	Low $100.00 $100.00 $104.00 $104.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $3.75 per share in 2002, $3.50 per share in 2001, 2000, 1999 and 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990. In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September 2000, a 25% stock dividend in September 1997, a 20% stock dividend in September 1994, a 50% stock dividend in July 1989, a 20% stock dividend in August 1987 and a 15% stock dividend in November 1985. There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.
Year Ended December 31,

Selected Income Statement Data:
Total Interest Income
Total Interest Expense
Net Interest Income
Provisions for Possible Loan Losses
Net Interest Income after Provision
  for Possible Loan Losses
Total Other Operating Income
Total Other Operating Expense
Income Before Income Taxes
Income Taxes
Net Income

Per Share:
Net Income Per Weighted Average
  Shares Outstanding*
Cash Dividend Paid Per Share
Weighted Average Shares
  Outstanding*

2002 $ 31,344 9,068 22,276 985 21,291 5,463 16,159 10,595 3,413 $ 7,182 $ 10.02 $ 3.75 716,866	2001 $ 33,963 14,822 19,141 625 18,516 5,337 14,606 9,247 2,812 $ 6,435 $ 9.00 $ 3.50 714,618	2000 $ 34,275 14,825 19,450 820 18,630 4,562 13,961 9,231 2,920 $ 6,311 $ 8.82 $ 3.50 715,656	1999 $ 31,743 13,044 18,699 795 17,904 4,307 13,030 9,181 3,076 $ 6,105 $ 8.53 $ 3.50 716,209	1998 $ 30,043 13,030 17,013 680 16,333 3,932 11,936 8,329 2,821 $ 5,508 $ 7.68 $ 3.50 716,942

*Restated for a 20% stock dividend issued during 2000.
Selected Balance Sheet Data: Assets Net Loans Investment Securities Federal Funds Sold Deposits: Non-Interest-Bearing Interest-Bearing Total Deposits Stockholders' Equity	$569,490 321,467 180,413 22,000 $100,225 368,084 $468,309 $ 61,125	$505,725 292,844 162,106 3,950 $ 88,995 321,648 $410,643 $ 53,996	$471,076 291,866 131,190 9,875 $ 76,342 314,388 $390,730 $ 48,606	$455,702 263,690 144,019 11,150 $ 72,728 302,775 $375,503 $ 43,712	$426,359 225,997 141,203 27,100 $ 66,303 279,809 $346,112 $ 41,201

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

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the MD&A under Provision and Allowance for Loan Losses section for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans, net of unearned income, increased .3% from $295,648 at December 31, 2000 to $296,607 at December 31, 2001; and 9.8% from December 31, 2001 to $325,622 at December 31, 2002. Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area declined in 2001 due to recessionary pressures coupled with the effects of the September 11 terrorist attacks on consumer confidence but showed signs of recovery in 2002. Loans, net of unearned income, decreased as a percentage of total assets from 62.8% at year-end 2000 to 58.6% at year-end 2001 and decreased to 57.2% at year-end 2002. Correspondingly, investment securities and federal funds sold increased as a percentage of total assets from 29.9% at year-end 2000 to 32.8% at year-end 2001 and increased to 35.5% at year-end 2002 as investments have been utilized to balance the growth in loan outstandings. Investments and federal funds sold provide for an adequate supply of secondary liquidity. Year-end other assets as a percentage of total assets increased from 7.3% in 2000 to 8.6% in 2001 due to the purchase of the existing Surfside Beach office site in early 2001. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have grown from 16.2% at December 31, 2000 to 17.6% at December 31, 2001 and 2002. Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have declined from 72.3% at December 31, 2000 to 70.5% at December 31, 2001 and 70.4% at December 31, 2002.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2002, 2001 and 2000:

Assets:
   Earning assets:
     Loans, net of unearned income
           Investment securities:
           Taxable
           Tax-exempt
     Federal funds sold and securities purchased
       under agreement to resell
        Total earning assets
     Other assets
        Total assets

December 31, 2002 2001 2000
57.2% 26.9 4.7 3.9 92.7 7.3 100.0%	58.6% 26.7 5.3 .8 91.4 8.6 100.0%	62.8% 23.6 4.2 2.1 92.7 7.3 100.0%

Liabilities and stockholder's equity:
     Interest-bearing liabilities:
       Interest-bearing deposits
       Federal funds purchased and securities sold
        under agreement to resell
       Other short-term borrowings
        Total interest-bearing liabilities
     Noninterest-bearing deposits
     Other liabilities
     Stockholders' equity
      Total liabilities and stockholders' equity

64.6% 4.6 1.2 70.4 17.6 1.3 10.7 100.0%	63.6% 6.5 .4 70.5 17.6 1.2 10.7 100.0%	66.8% 4.8 .7 72.3 16.2 1.2 10.3 100.0%

Results of Operation

CNB Corporation and subsidiary recognized earnings in 2002, 2001 and 2000 of $7,182, $6,435,and $6,311, respectively, resulting in a return on average assets of 1.31%, 1.28%, and 1.36% and a return on average stockholders' equity of 12.19%, 12.25% and 13.42%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $569,490 at December 31, 2002 as compared to $505,725 at December 31, 2001 and $471,076 at December 31, 2000. The following table sets forth the financial highlights for fiscal years 2002, 2001, and 2000.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share (weighted average
  of shares outstanding)*

Cash dividends declared

   Per Share*

Total assets
Total deposits
Loans, net of unearned income
Investment securities
Stockholders' equity
    Book value per share*
   (actual number of shares
    outstanding)

*Restated for stock dividend

Ratios (1):
Return on average total assets
Return on average stockholders'
  equity

December 31, 2002	2001 to 2002 Percent Increase (Decrease)	December 31, 2001	2000 to 2001 Percent Increase (Decrease)	December 31, 2000
$ 21,291 10,595 7,182 $ 10.02 2,690 $ 3.75 $569,490 468,309 325,622 180,413 61,125 $ 85.22 1.31% 12.19%	15.0% 14.6 11.6 11.3 7.3 7.1 12.6% 14.0 9.8 11.3 13.2 13.0 2.3 (.5)	$ 18,516 9,247 6,435 $ 9.00 2,507 $ 3.50 $505,725 410,643 296,607 162,106 53,996 $ 75.40 1.28% 12.25%	(.6)% ..2 2.0 2.0 ..2 - 7.4% 5.1 ..3 23.6 11.1 10.9 (5.9) (8.7)	$ 18,630 9,231 6,311 $ 8.82 2,502 $ 3.50 $471,076 390,730 295,648 131,190 48,606 $ 67.98 1.36% 13.42%

(1)  For the fiscal years ended December 31, 2002, 2001, and 2000, average total assets      amounted to $546,617, $504,396, and $462,360 with average stockholders' equity      totaling $58,897, $52,543, and $47,025, respectively.

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

The Bank maintained net interest margins in 2002, 2001 and 2000 of 4.5%, 4.2%, and 4.6%, respectively, as compared to management's long-term target of 4.5%. The 2001 net interest margin fell to 4.2% due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to strong competitive pressure. Fully-tax-equivalent net interest income shrank from $19,847 in 2000 to $19,621 in 2001 and grew to 22,859 in 2002. During the three-year period, total fully-tax-equivalent interest income decreased by .7% from $34,672 in 2000 to $34,443 in 2001 and decreased 7.3% in 2002 to $31,927. Over the same period, total interest expense showed little change from $14,825 in 2000 to $14,822 in 2001 and decreased 38.8% to $9,068 in 2002. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.6% in 2000, 4.2% in 2001 and 4.5% in 2002.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2002, 2001, and 2000. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated. The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

Interest Rate Sensitivity Analysis
1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years

Rate Sensitive Assets (RSA)
  Federal Funds Sold
  Investment Securities
  Loans (net of non-accruals $697)
Total, RSA

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of
  $100,000 or more
All Other Time Deposits
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements
Federal Home Loan Bank Advances

Total RSL
RSA-RSL
Cumulative RSA-RSL
Cumulative RSA/RSL

$ 22,000 0 91,421 $113,421 $ 0 0 26,219 0 $ 26,219 $ 87,202 $ 87,202 4.33	$ 0 11,965 18,901 $ 30,866 $ 32,536 40,079 0 0 $ 72,615 $(41,749) $ 45,453 1.46	$ 0 10,471 19,940 $ 30,411 24,646 34,528 0 0 $ 59,174 $(28,763) $ 16,690 1.11	$ 0 18,166 35,550 $53,716 18,558 38,326 0 0 $56,884 $(3,168) $13,522 1.06	$ 0 125,255 189,589 $314,844 6,461 13,045 0 0 $ 19,506 $195,338 $208,860 1.89	$ 0 21,975 60,711 $ 82,686 2,528 2,313 0 0 $ 4,841 $ 77,845 $286,705 2.20

                                         30

NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the reserve for possible loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process. The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES). The provision for possible loan losses was $985 in 2002, $625 in 2001 and $820 in 2000. Net loan charge-offs totalled $593 in 2002, $644 in 2001, and $489 in 2000 with net charge-offs being centered in consumer purpose loans during each period. The reserve for possible loan losses as a percentage of net loans was 1.29% at December 31, 2002, 1.28% at December 31, 2001, and 1.30% at December 31, 2000. The decreased provision during 2001 was due to a decrease in the rate of loan growth.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $7,170 at December 31, 2002, $2,999 at December 31, 2001, and $455 at December 31, 2000. The market value of investment securities rose in 2001 and 2002 as overall market rates declined. No security gains/(losses) were taken in 2000, but gains of $169 and $183 were taken in 2001 and 2002 on sales of $11,213 and $6,199 in short-term available-for-sale securities, respectively. 2001 gains were taken while selling securities near maturity and investing further out on a steeply-sloping yield curve. 2002 gains were taken to supplement liquidity.

Other Income -  Other income, net of any securities gains/(losses), increased by 13.3% from $4,562 in 2000 to $5,168 in 2001 and grew 2.2% from $5,168 in 2001 to $5,280 in 2002. Other income rose in 2000, 2001 and 2002 due to continued growth in deposit account activity, higher merchant discount income and increased refinancing volume in the mortgage loan department. Effective July 1, 2001, overall service charge rates were increased which will correspondingly increase future non-interest income levels.

Other Expenses - Other expenses increased by 4.6% from $13,961 in 2000 to $14,606 in 2001 and 10.6% from $14,606 in 2001 to $16,159 in 2002. The components of other expenses are salaries and employee benefits of $8,620, $9,282, and $10,147; occupancy and furniture and equipment expenses of $1,821, $1,876, and $2,134; and other operating expenses of $3,520, $3,448, and $3,878 for 2000, 2001, and 2002, respectively. The increase in salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 210 to 230 full-time equivalent employees over the three-year period. The addition of the Murrells Inlet office in 2000, the 2000 purchase of the Surfside Office which was previously a leasehold interest, and the addition of the North Myrtle Beach Office in 2002 impacted occupancy and furniture and equipment expense. Looking ahead, non-interest expense should grow in 2003 due to the construction of the new $5.1 million Main Office Banking Center.

Income Taxes - Provisions for income taxes decreased 3.7% from $2,920 in 2000 to $2,812 in 2001 and increased 21.4% from $2,812 in 2001 to $3,413 in 2002. The decrease in income taxes in 2001 was due to only a slight increase in income before income taxes coupled with a 20.9% increase in nontaxable income from $770 in 2000 to $931 in 2001. Income tax liability increased in 2002 due to a 14.6% increase in income before income taxes from $9,247 in 2001 to $10,595 in 2002.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs. The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8-LINES OF CREDIT). The Company has cash balances on hand of $5,719, $5,248, and $4,776 at December 31, 2002, 2001, and 2000 with liabilities, consisting of cash dividends payable, totalling $2,690, $2,507, and $2,502, respectively. Management feels that liquidity sources are more than adequate to meet funding needs.

OFF-BALANCE SHEET RISK

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party. The Bank may also have outstanding commitments to buy/sell securities. At December 31, 2002, the Bank had issued commitments to extend credit of $37.5 million, standby letters of credit of $1.1 million, and commitments to purchase securities of $7 million (see NOTE 10-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Obligations under noncancelable operating lease agreements totaled $25 thousand at December 31, 2002. These obligations are payable over several years as shown in NOTE 11 - COMMITMENTS AND CONTINGENCIES.

CAPITAL RESOURCES

Total stockholders' equity was $61,125, $53,996, and $48,606 at December 31, 2002, 2001, and 2000, representing 10.73%, 10.68%, and 10.32% of total assets, respectively. At December 31, 2002, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF INFLATION

Inflation normally has the effect of accelerating the growth of both a bank's assets and liabilities. One result of this inflationary effect is an increased need for equity capital. Income is also affected by inflation. While interest rates have traditionally moved with inflation, the effect on net income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. In some cases, however, rate increases are delayed on fixed-rate instruments. Loan demand normally declines during periods of high inflation. Inflation has a direct impact on the Bank's non-interest expense. The Bank responds to inflation changes through re-adjusting non-interest income by repricing services.

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

ACCOUNTING ISSUES

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. (See NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES).

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

CONTROLS AND PROCEDURES

a) Based on their evaluation of the Company's disclosure controls and procedures as of February 11, 2003, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8 - FINANCIAL STATEMENTS

CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

NOTES TO FINANCIAL STATEMENTS

36 37 38 39 40 41 42 - 58

ELLIOTT DAVIS, LLC
Advisors - CPAs - Consultants
200 East Broad Street
P.O. Box 6286
Greenville, SC 29606-6286
Phone 864.242.3370
Fax 864.232.7161

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC

Greenville, South Carolina
January 17, 2003

Internationally - Moore Stephens Elliott Davis, LLC

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)
December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (fair value $13,702 in 2002 and $21,312 in 2001)

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
      issued 718,246 shares in 2002 and 2001
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income

   Less 951 in 2002 and 2,134 in 2001 shares held in Treasury at cost
         Total stockholders' equity

2002

$   25,217

22,000

165,914

13,105

1,394

325,622
     (4,155)
321,467

12,449

4,527

       3,417
$  569,490

$  100,225
    368,084
468,309
-
26,219
6,509
       7,328
   508,365

7,182
34,783
15,318
       3,944
61,227
       (102)
     61,125

$  569,490

     2001

$  27,895

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
   Examination and professional fees
   Office supplies
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK

2002 $ 22,343 7,493 1,131 8,624 377 31,344 8,458 495 88 27 9,068 22,276 985 21,291 3,212 2,068 183 5,463 7,761 2,386 940 1,194 346 411 898 2,223 16,159 10,595 3,413 $ 7,182 $ 10.02	2001 $ 24,967 6,778 931 7,709 1,287 33,963 13,577 1,070 111 64 14,822 19,141 625 18,516 3,015 2,153 169 5,337 7,212 2,070 853 1,023 218 447 863 1,920 14,606 9,247 2,812 $ 6,435 $ 9.00	2000 $ 25,771 7,045 770 7,815 689 34,275 13,082 1,470 154 119 14,825 19,450 820 18,630 2,758 1,804 - 4,562 6,794 1,826 846 975 217 405 947 1,951 13,961 9,231 2,920 $ 6,311 $ 8.82

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2002, 2001, and 2000
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumu- lated other compre- hensive income (loss)	Treasury stock	Total stock- holders' equity

BALANCE, DECEMBER 31, 1999

   Net income
   Cash dividend declared, $3.50 per share
   Six-for-five stock split effected in
     the form of a stock dividend
   Cash in lieu of fractional shares on
     stock split
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
     loss, net of income taxes of $739

BALANCE, DECEMBER 31, 2000

   Net income
   Cash dividend declared, $3.50 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $891

BALANCE, DECEMBER 31, 2001

   Net income
   Cash dividend declared, $3.75 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $1,672

BALANCE, DECEMBER 31, 2002

598,681 - - 119,565 - - - - 718,246 - - - - - 718,246 - - - - - 718,246	$5,987 - - 1,195 - - - - 7,182 - - - - - 7,182 - - - - - $ 7,182	$ 24,546 - - 10,163 - - 23 - 34,732 - - - 42 - 34,774 - - - 9 - $ 34,783	$ 14,467 6,311 (2,502) (11,358) (20) - - - 6,898 6,435 (2,507) - - - 10,826 7,182 (2,690) - - - $ 15,318	$ (1,011) - - - - - - 1,109 98 - - - - 1,337 1,435 - - - - 2,509 $ 3,944	$ (277) - - - - (27) - - (304) - - 83 - - (221) - - 119 - - $ (102)	$ 43,712 6,311 (2,502) - (20) (27) 23 1,109 48,606 6,435 (2,507) 83 42 1,337 53,996 7,182 (2,690) 119 9 2,509 $ 61,125

The accompanying notes are an integral part of these consolidated financial statements.

39.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains on investment securities
      available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2002 $ 7,182 2,633 (124) $ 9,691	2001 $ 6,435 1,452 (115) $ 7,772	2000 $ 6,311 1,109 - $ 7,420

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

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities of investment securities available for sale
   Purchases of investment securities available for sale
   Proceeds from sales of foreclosed assets
   Net increase in loans
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

            Net increase (decrease) in cash and due from banks

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

   2002

$    7,182

727
985
(165)
7
(183)

(45)
(176)
       (489)
      7,843

6,382
7,600
52,050
(79,975)
64
(29,750)
    (1,898)
 (45,527)

(2,507)
57,666
(6,602)
-
(1,485)
5,856
128
              -
    53,056

15,372

    31,845

$  47,217

$    9,699
$    3,623

     2001

$   6,435

650
625
(222)
-
(169)

617
(265)
          (59)
       7,612

11,382
21,510
44,192
(105,602)
-
(1,667)
     (2,140)
   (32,325)

(2,502)
19,913
10,254
-
(165)
(1,181)
125
              -
    26,444

1,731

    30,114

$  31,845

$  15,216
$    2,815

2000 $ 6,311 586 820 (298) 7 - (633) (98) 331 7,026 - 12,653 13,671 (11,647) - (28,996) (1,884) (16,203) (2,086) 15,227 (4,910) 1,650 - (1,975) (4) (20) 7,882 (1,295) 31,409 $ 30,114 $ 12,953 $ 3,087

The accompanying notes are an integral part of these consolidated financial statements

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

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

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

                                                                                       43                                                                 (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $431,000, $294,000 and $357,000, were included in the Company's results of operations for 2002, 2001, and 2000, respectively.

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

Reclassifications

Certain amounts in the financial statements for the year ended December 31, 2001 and 2000 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2002.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed on the basis of the weighted average number of common shares outstanding: 716,866 in 2002, 714,618 in 2001and 715,656 in 2000. The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

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

                                                                                       44                                                                 (Continued)

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

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

In April 2002, The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has no stock-based employee compensation and the adoption of this standard had no impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

           The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2002 and 2001 were approximately $10,346,000 and $9,103,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The book value, approximate fair value and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):
December 31, 2002 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Federal Agencies
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      One to five years
      Six to ten years

   Other
      CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 9,448 122,681 10,000 142,129 8,192 8,722 16,914 298 $ 159,341 2,000 2,002 4,002 2,675 4,592 1,836 9,103 $ 13,105	Gains $ 230 4,885 567 5,682 340 551 891 - $ 6,573 8 131 139 36 296 126 458 $ 597	Losses $ - - - - - - - - $ - - - - - - - - $ -	Value $ 9,678 127,566 10,567 147,811 8,532 9,273 17,805 298 $ 165,914 2,008 2,133 4,141 2,711 4,888 1,962 9,561 $ 13,702

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued

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

      Investment securities with an aggregate par value of $79,880,000 at December 31, 2002 and $76,640,000 at December 31, 2001 were pledged to secure public deposits and for other purposes.

OTHER INVESTMENTS, AT COST

           The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions (see Note 8).  No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value.

OTHER INVESTMENTS, AT COST, Continued

     The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2002 $ 116 1,278 $ 1,394	2001 $ 116 1,278 $ 1,394

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2002 $ 214,554 28,297 47,631 31,953 1,674 1,513 $ 325,622	2001 $ 187,808 28,324 44,351 32,008 1,316 2,800 $ 296,607

       The Bank's loan portfolio consisted of $234,201,000 and $220,786,000 in fixed rate loans as of December 31, 2002 and 2001, respectively. Fixed rate loans with maturities in excess of one year amounted to $185,966,000 and $169,151,000 at December 31, 2002 and 2001, respectively. The Bank has an available line of credit from the FHLB. Securing the line is a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

For the years ended December 31,
	2002	2001	2000
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 3,763 363 985 (956) $ 4,155	$ 3,782 305 625 (949) $ 3,763	$ 3,451 257 820 (746) $ 3,782

      At December 31, 2002 and 2001, non-accrual loans totaled $697,000 and $633,000, respectively. The total amount of interest earned on non-accrual loans was $19,000 in 2002, $12,000 in 2001, and $10,000 in 2000. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $63,000 in 2002, $66,000 in 2001, and $38,000 in 2000. As of December 31, 2002 and 2001, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
      Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):
	2002	2001
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 14,735 6,635 21,370 9,517 11,853 596 $12,449	$ 14,097 6,175 20,272 8,992 11,280 5 $11,285

     Depreciation and amortization of premises and equipment charged to operating expense totaled $727,000 in 2002, $650,000 in 2001 and $586,000 in 2000.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2002	2001
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 154,432 35,269 67,974 84,729 125,905 $468,309	$ 139,395 29,237 52,636 68,608 120,767 $410,643

     Interest paid on certificates of deposit of $100,000 or more totaled $2,448,000 in 2002, $4,627,000 in 2001, and $3,915,000 in 2000.

     At December 31, 2002 the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2003 2004 2005 2006 2007	$ 186,287 15,722 3,783 471 4,371 $210,634

NOTE 7 - FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2002 $26,219 27,926 33,091 1.41% 1.66%	2001 $32,821 30,882 36,702 1.91% 3.46%

(Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained at the Federal Reserve Bank of Richmond. U. S. Government securities with a book value of $28,235,000 ($30,123,000 fair value) and $37,599,000 ($38,631,000 fair value) at December 31, 2002 and 2001, respectively, are used as collateral for the agreements.

      The Bank has an outstanding advance with the FHLB totaling $-0- and $1,485,000 at December 31, 2002 and 2001, respectively.

NOTE 8 - LINES OF CREDIT

      At December 31, 2002, the Bank had unused short-term lines of credit totaling $27,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 0.99 percent. The note is secured by U.S. Treasury Notes with a market value of $6,925,000 at December 31, 2002. The amount outstanding under the note totaled $6,509,000 and $653,000 at December 31, 2002 and 2001, respectively.

      The Bank also has a line of credit from the FHLB for $85,267,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock. Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB. At December 31, 2002 and 2001, $-0- and $1,485,000 was outstanding under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

                       For the years ended December 31,
	2002		2001		2000
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $3,602 (411) 215 7 $3,413	% 34.0% (3.9) 2.0 .1 32.2%	Amount $ 3,144 (352) 193 (173) $2,812	% 34.0% (3.8) 2.1 (1.9) 30.4%	Amount $ 3,138 (253) 188 (153) $ 2,920	% 34.0% (2.7) 2.0 (1.6) 31.7%

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
      Gross deferred tax liabilities

      Net deferred tax liability

2002 $ 1,407 271 1,678 626 1,052 (2,629) (337) (2,966) $ (1,914)	2001 $ 1,443 255 1,698 835 863 (957) (351) (1,308) $ (445)

          The net deferred tax liability is included in other liabilities at December 31, 2002 and 2001.

          A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale. The related 2002 deferred tax expense of $1,672,000 and the 2001 deferred tax expense of $892,000 have been recorded directly to stockholders' equity. The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

    For the years ended December 31,
Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2002 $ 3,252 326 3,578 (165) $ 3,413	2001 $ 2,742 292 3,034 (222) $ 2,812	2000 $ 2,933 285 3,218 (298) $ 2,920

-52

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

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2002 (amounts in thousands):
Commitments to extend credit Standby letters of credit Commitment to purchase securities	Contract amount $ 37,518 $ 1,052 $ 7,000

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2002, the Bank was obligated under a number of non-cancelable operating leases on land used for branch offices and a computer maintenance contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 2002 were (tabular amounts in thousands):
Payable in year ending 2003 2004 2005 2006 2007 and thereafter Total future minimum payments required	Amount $ 5 5 4 4 7 $ 25

      Lease payments under all operating leases charged to expense totaled $5,000 in 2002, $25,000 in 2001 and $60,000 in 2000. The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

      The Company has entered into a construction contract to build a main banking office and estimated costs will be approximately $5,093,000. The expected date of completion is October 2003.

NOTE 12 - RESTRICTION ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 2002 the Bank's retained earnings were $49,239,000.

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

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):
December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2002 $ 1,170 1,970 213 $ 2,927	2001 $ 1,215 237 282 $ 1,170

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 2002, 2001, and 2000, $510,000, $426,000 and $404,000, respectively, were charged to operations under the plan.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):
Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2002
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 2001
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 57,264 53,109 53,109 $ 52,540 48,777 48,777	Ratio 16.28% 15.10 9.73 16.62% 15.43 9.69	Amount $ 28,140 14,070 21,823 $ 25,286 12,643 20,134	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 35,175 21,105 27,279 $ 31,608 18,965 25,168	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

2002 Carrying Fair		2001 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Federal Home Loan Bank advances
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit
    Standby letters of credit
    Commitment to purchase securities

Amount $ 25,217 22,000 165,914 13,105 1,394 325,622 468,309 - 26,219 6,509 37,518 1,052 7,000	Value $ 25,217 22,000 165,914 13,702 1,394 327,131 468,857 - 26,219 6,509 37,518 1,052 7,000	Amount $ 27,895 3,950 140,007 20,705 1,394 296,607 410,643 1,485 32,821 653 25,819 3,488 -	Value $ 27,895 3,950 140,007 21,312 1,394 294,012 411,150 1,615 32,821 653 25,819 3,488 -

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $102 and $221 of treasury stock)	2002 $ 5,719 57,053 1,006 37 $ 63,815 $ 2,690 61,125 $ 63,815	2001 $ 5,248 50,212 1,006 37 $ 56,503 $ 2,507 53,996 $ 56,503

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME Dividend from bank subsidiary EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2002 $ 2,903 53 2,850 4,332 $ 7,182	2001 $ 2,903 54 2,849 3,586 $ 6,435	2000 $ 2,905 40 2,865 3,446 $ 6,311

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

         Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Cash in lieu of fractional shares on stock split
   Treasury stock transactions, net

         Net cash used for financing activities

         Net increase in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2002 $ 7,182 (4,332) 2,850 - - - (2,507) - 128 (2,379) 471 5,248 $ 5,719	2001 $ 6,435 (3,586) 2,849 - - - (2,502) - 125 (2,377) 472 4,776 $ 5,248	2000 $ 6,311 (3,446) 2,865 (1,006) 786 (220) (2,086) (20) (4) (2,110) 535 4,241 $ 4,776

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2002 and 2001 is as follows (amounts, except per share data, in thousands):
Quarter ended
March 31	June 30	September 30	December 31

   2002

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 7,648 2,346 5,302 275 5,027 1,352 3,685 2,694 838 $ 1,856 $ 2.59 716,680	$ 7,872 2,315 5,557 215 5,342 1,300 3,752 2,890 889 $ 2,001 $ 2.79 716,720	$ 8,036 2,303 5,733 270 5,463 1,456 3,914 3,005 976 $ 2,029 $ 2.83 716,746	$ 7,788 2,104 5,684 225 5,459 1,355 4,808 2,006 710 $ 1,296 $ 1.81 717,318
Quarter ended
March 31	June 30	September 30	December 31

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

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY

Directors

     The Directors and Nominees for election to the Board of Directors of the Company are as follows:
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
*Willis J. Duncan (75) W. Jennings Duncan (47) James W. Barnette, Jr. (57) Harold G. Cushman, Jr. (73) H. Buck Cutts (61) *Paul R. Dusenbury (44) G. Heyward Goldfinch (84) Robert P. Hucks (57)	1958 1984 1984 1963 2002 1997 1976 1993	2006 2004 2004 2005 2005 2006 2005 2005

Chairman of the Board.
The President of the
Bank from November
1985 to February 1988.

President. Executive
Vice President of the
Bank from November
1985 to February 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, S.C., since
1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

Attorney in private
practice in Surfside
Beach, South Carolina.

Treasurer. Vice
President and Cashier
of the Bank since 1988.

Retired. Director of
Goldfinch's, Inc.,
a funeral home, and of
Hillcrest Cemetery of
Conway, Incorporated.

Executive Vice
President. Served as
Vice President and
Cashier of the Bank
from 1985 to 1988.

				29,025(1) 26,930(2) 5,829(3) 24,982(4) 19,979(5) 1,102(6) 3,912(7) 2,578(8)	4.05 3.75 .81 3.48 2.51 .15 .55 .36

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)
Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
*Richard M. Lovelace, Jr. (56) John K. Massey (88) Howard B. Smith, III (54)	1984 1959 1993	2006 2004 2005

Attorney in private
practice in Conway,
South Carolina.

Retired.

Executive in Residence
or the Wall College of
Business, Coastal
Carolina University.
Previously, Mr. Smith
was a Practicing
certified public
accountant with Smith,
Sapp,Bookhout,Crumpler,
& Callihan, P.A. In
Myrtle Beach,South
Carolina.

				2,465(9) 5,666(10) 3,632	.34 .79 .51

* Nominee for election to the Board of Directors.

       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee. Each director or director nominee resides in Conway, South Carolina with the exceptions of Harold G. Cushman, H. Buck Cutts, and Paul R. Dusenbury who reside in Myrtle Beach, Surfside Beach, and Aynor, respectively, which are within Horry County, South Carolina. The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29528. All Directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (42 persons), own 164,156 (22.9%) shares of Company stock.

       (1) Includes 12,384 shares held by Harriette B. Duncan (wife).

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

       (9) Includes 1,404 shares held by Rebecca S. Lovelace (wife); 518 shares held by Richard Blake Lovelace (son); and 423 shares held by Macon B. Lovelace (son).

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

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Three (3) directors in Class III will be elected at the 2003 Annual Meeting to serve for a three (3) year term. Directors in Class I will be elected at the 2004 Annual Meeting to serve for a three (3) year term and Directors in Class II will be elected at the 2005 Annual Meeting to serve for a three (3) year term. Currently, there are eleven (11) Directors, with three (3) directors in Class III. The Board of Directors has passed a resolution fixing the total number of Directors at eleven (11).

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

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees. The members of the Audit Committee are James W. Barnette, Jr., H. Buck Cutts, John K. Massey, and Howard B. Smith, III. The members of the Loan Committee are Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, Paul R. Dusenbury, G. Heyward Goldfinch, Robert P. Hucks, and Richard M. Lovelace, Jr. The members of the Public Relations Committee are James W. Barnette, Jr., G. Heyward Goldfinch, and John K. Massey. The members of the Building Committee are James W. Barnette, Jr., Harold G. Cushman, Jr., Willis J. Duncan, W. Jennings Duncan, and Robert P. Hucks. Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

     The function of the Audit Committee is to ensure that adequate procedures are in existence and functioning in a manner adequate to safeguard the assets of the Bank. The Audit Committee also monitors internal and external audit activities. The Audit Committee does not have an audit charter. Each member of the Audit Committee is independent as defined in the National Association of Securities Dealers listing standards.

       The function of the Loan Committee is to review and ratify new loans and monitor the performance and quality of existing loans, as well as to ensure that sound policies and procedures exist in the Bank's lending operations.

       During 2002, the Company's Board of Directors met three (3) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met eleven (11) times; the Audit Committee met seven (7) times; the Loan Committee met twelve (12) times; the Building Committee met nine (9) times; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:

                                  Position(s) Currently
         Name             Age       With The Company

    Willis J. Duncan       75     Chairman of the Board (1)

    W. Jennings Duncan     47     President and Director (1)

    Robert P. Hucks        57     Executive Vice President and
                                  Director (1)

    Paul R. Dusenbury      44     Treasurer and Director (1)
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)

    Virginia B. Hucks      53     Secretary

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

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries. The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof. However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee. The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers. The "JESAP" committee utilizes an independent management consulting firm to aid in this process. For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 2002, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table

                         Annual Compensation                      Long-Term Compensation
                                                               Awards                Payouts

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual(1) Compensation	Restricted Stock($) Awards	Stock Options #/SARS	Long-Term Incentive Payout($)	All Other (2) Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President and Cashier of Bank.	2002 2001 2000 2002 2001 2000 2002 2001 2000	167,112 158,004 150,480 147,720 139,680 133,032 136,968 129,504 123,336	28,156 28,651 31,096 25,005 25,444 27,606 23,257 23,663 25,667	5,217 5,380 4,683 6,000 6,000 6,000 6,000 6,000 6,000	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	13,369 11,060 10,534 11,818 9,778 9,312 10,957 9,065 8,634

(1)  Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2)  Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

                                               64

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

PENSION PLAN DISCLOSURE

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the years ended December 31, 2002, 2001, and 2000, $510,000, $426,000, and $404,000, respectively, was charged to operations under the plan.

       The Board of Directors of the Bank provides supplemental benefits to certain key officers, under The Conway National Bank Executive Supplemental Income (ESI) Plan and a Long-Term Deferred Compensation (LTDC) Plan. A copy of said plans was filed as Exhibits 10(a) and 10(b)with an amended Form 10-K Annual Report dated June 10, 2002. These plans are not qualified under the Internal Revenue Code. These plans are unfunded, however, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees. Under the provisions of the ESI Plan, the Bank and the participating employees will execute agreements providing each employee (or his beneficiary, if applicable) with a pre-retirement death benefit and a post-retirement annuity benefit. The ESI Plan is designed to provide participating employees with a pre-retirement benefit based on a percentage of the employee's current compensation. The ESI agreement's post-retirement benefit is designed to supplement a participating employee's retirement benefits from Social Security in order to provide the employee with a certain percentage of his final average income at retirement age. Upon normal retirement age, Willis J. Duncan, W. Jennings Duncan, Robert P. Hucks, and Paul R. Dusenbury are eligible to receive fifteen annual payments of $9,650, $37,178, $30,827, and $28,379, respectively. While the employee is receiving benefits under the ESI Agreement, the agreement will prohibit the employee from competing with the Bank and will require the participating employee to be available for consulting work for the Bank. The ESI Agreement may be amended or revoked at any time prior to the participating employee's death or retirement, but only with the mutual written consent of the covered employee and the Bank. The ESI Agreements require that the participating employee be employed at the Bank at the earlier of death or retirement to be eligible to receive, or have his beneficiary receive, benefits under the agreement. Under the LTDC Plan, certain key employees and the Board of Directors may defer a portion of their compensation for their retirement and purchase units which are equivalent in value to one share of the Company's stock at market value. The number of units shall be equitably adjusted and restated to reflect changes in the number of common shares outstanding resulting from stock splits, stock dividends, stock issuances, and stock redemptions. The number of units also shall be equitably adjusted and restated to reflect cash dividends paid to Company common shareholders. The employee or Director receives appreciation, if any, in the market value of the unit as compared to the initial value per unit.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

Performance Graphs

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG CNB CORPORATION, INDEPENDENT BANK INDEX, AND NASDAQ

ASSUMES $100 INVESTED ON DECEMBER 31, 1997 IN EACH OF CNB CORPORATION STOCK,INDEPENDENT BANK INDEX, AND NASDAQ INDEX WITH REINVESTMENT OF DIVIDENDS

COMPARISON OF RETURN ON AVERAGE ASSETS (ROA)
AMONG THE BANK, ALL SOUTH CAROLINA BANKS, AND SOUTH CAROLINA S&L's

BASED ON DECEMBER 31 DATA WITH THE EXCEPTION OF THE SEPTEMBER 30, 2002 DATADUE TO THE UNAVAILABILITY OF DECEMBER 31, 2002 DATA

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

Director Compensation

     Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $200 for each committee meeting attended.

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth as of December 31, 2002, certain information regarding the ownership of Company Stock of all officers and directors of the Company. No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock. The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

All Officers and Directors as a Group

(42 persons)  (2)                  164,156                   22.9%

(1)     For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -Directors".

(2)     Includes 30 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.

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

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 2002 and 2001
Consolidated Statements of Income - Years ended December 31, 2002,
  2001, and 2000
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 2002, 2001, and 2000
Consolidated Statements of Comprehensive Income - Years ended December 31,
  2002, 2001, and 2000.
Consolidated Statements of Cash Flows - Years Ended December 31,
  2002, 2001, and 2000
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

 10      Executive Supplemental Income Plan - A copy of the Executive
         Supplemental Income Plan is incorporated herein by reference to Exhibit 10(a) which was filed with a Form 10-K/A Annual
         Report dated June 10, 2002.

         Long Term Deferred Compensation Plan entitled "Phantom Stock
         Plan" - A copy of the Long Term Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(b) which was filed with a Form 10-K/A Report dated June 10, 2002.

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

                                        CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 11, 2003.

    Signature                               Capacity

/s/Willis J. Duncan_________
Willis J. Duncan                      Chairman of the Board

/s/W. Jennings Duncan_______
W. Jennings Duncan                    President and Director

/s/Robert P. Hucks__________
Robert P. Hucks                       Executive Vice President and
                                      Director

/s/Paul R. Dusenbury________
Paul R. Dusenbury                     Treasurer and Director
                                     (Chief Financial Officer
                                      and Chief Accounting Officer)

/s/Virginia B. Hucks________
Virginia B. Hucks                     Secretary

/s/James W. Barnette, Jr.___
James W. Barnette, Jr.                Director

/s/Harold G. Cushman, Jr.___
Harold G. Cushman, Jr.                Director

/s/H. Buck Cutts____________
H. Buck Cutts                         Director

/s/G. Heyward Goldfinch_____
G. Heyward Goldfinch                  Director

/s/Richard M. Lovelace Jr.__
Richard M. Lovelace, Jr.              Director

/s/John K. Massey___________
John K. Massey                        Director

/s/Howard B. Smith, III_____
Howard B. Smith, III                  Director

CNB CORPORATION

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors has reviewed and discussed with management the Company's audited financial statements for the year ended December 31, 2002. The Audit Committee has discussed with the Company's independent auditors, Elliott Davis, LLC, the matters required to be discussed by Statement of Auditing Standards 61. The Audit Committee has also received the written disclosures and the letter from Elliott Davis, LLC required by Independence Standards Board Standard No. 1, and has discussed with Elliott Davis, LLC their independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

/s/James W. Barnette, Jr.                              /s/John K. Massey
James W. Barnette, Jr.                                  John K. Massey

/s/H. Buck Cutts                                       /s/Howard B. Smith, III
H. Buck Cutts                                           Howard B. Smith, III

March 11, 2003

CERTIFICATIONS

     I,  W. Jennings Duncan, President, certify that:

     1.     I have reviewed this annual report on Form 10-K of CNB Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, and summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003                             /s/W. Jennings Duncan
                                                  W. Jennings Duncan
                                                  President

CERTIFICATIONS

     I,  Paul R. Dusenbury, Chief Financial Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of CNB Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, and summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003_____                        /s/Paul R. Dusenbury
                                                  Paul R. Dusenbury
                                                  Chief Financial Officer