Form 10-Q
period 2003-03-31
CNB CORP /SC/
filed 2003-05-14
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            March 31, 2003

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from                        to

For Quarter Ended March 31, 2003               Commission file number:  2-96350

                                     CNB Corporation
                  (Exact name of registrant as specified in its charter)

  South Carolina                                           57-0792402
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

P.O. Box 320, Conway, South Carolina                      29528
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):  (843) 248-5721

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No    .

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).Yes ____.  No    X    .

State the number of shares outstanding of each of the issuers shares of common equity as of the latest practical date: 718,143 shares of common stock, par value $10 per share, April 30, 2003.

CNB Corporation

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2003,
             December 31, 2002 and March 31, 2002

           Consolidated Statement of Income for the Three Months
           Ended March 31, 2003 and 2002

           Consolidated Statement of Comprehensive Income
           for the Three Months Ended March 31, 2003 and 2002

           Consolidated Statement of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 2003
           and 2002

           Consolidated Statement of Cash Flows for the Three Months
           Ended March 31, 2003 and 2002

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Item 4.    Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               22

SIGNATURE

CERTIFICATIONS
Page 1 2 3 4 5 6 - 13 13 - 20 21 21 22 22 23 - 24

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $10,149 at
       March 31, 2003, $13,702 at
       December 31, 2002, and $20,746
       at March 31, 2002)
    Securities Available for Sale
      (Amortized cost of $149,800 at
       March 31, 2003, $159,341 at
       December 31, 2002, 138,623
       at March 31, 2002)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Loans
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2003 and 2002; issued 718,246
       in 2003 and 2002
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

March 31, 2003 $ 24,097 0 9,488 156,656 23,000 343,686 (4,377) 339,309 13,069 9,043 $574,662 $ 94,781 382,711 477,492 27,096 1,316 5,456 511,360 7,182 34,791 17,227 4,114 (12) 63,302 $574,662	December 31, 2002 $ 25,217 0 13,105 165,914 22,000 325,622 (4,155) 321,467 12,449 9,338 $569,490 $ 100,225 368,084 468,309 26,219 6,509 7,328 508,365 7,182 34,783 15,318 3,944 (102) 61,125 $569,490	March 31, 2002 $ 21,158 0 20,259 139,347 38,075 303,728 (3,885) 299,843 11,168 9,176 $539,026 $ 87,213 359,440 446,653 28,350 5,690 3,397 484,090 7,182 34,779 12,682 434 (141) 54,936 $539,026

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
  Other income:
    Service charges on deposit accounts
    Gains/(Losses) on securities
    Other operating income
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

2003 $ 5,566 1,700 271 49 7,586 1,873 91 5 1,969 5,617 280 5,337 837 154 478 1,469 2,602 542 900 4,044 2,762 854 $ 1,908 $ 2.66 $ 0 $ 88.15 718,024 718,143	2002 $ 5,571 1,729 285 63 7,648 2,175 136 35 2,346 5,302 275 5,027 777 183 392 1,352 2,363 487 835 3,685 2,694 838 $ 1,856 $ 2.59 $ 0 $ 76.63 716,680 716,904

CNB Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended March 31,
	2003	2002
	$1,908	$1,856
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	170	(1,001)
Net Comprehensive Income	$ 2,078	$ 855

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Three Months Ended March 31,
	2003	2002
	$ 7,182 None 7,182	$ 7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,783 None 8 34,791	34,774 None 5 34,779
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	15,318 1,908 None 17,227	10,826 1,856 None 12,682
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	3,944 170 4,114	1,435 (1,001) 434

Treasury stock:
Balance, January 1
(951 shares in 2003; 2,134 shares in 2002)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(103 shares in 2003; 1,342 shares in 2002)

Total stockholders' equity

	(102) (40) 130 (12) $63,302	(221) (45) 125 (141) $54,936

Note:  Columns may not add due to rounding

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the three-month period ended March 31, 2003 2002
	$ 1,908 172 280 113 (154) 293 2 633	$ 1,856 160 275 (667) (183) 220 (147) 1,017
Net cash provided by operating activities	3,247	2,531

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities of investment
   securities held to maturity
  Proceeds from maturities of investment
   securities available for sale
  Purchase of investment securities
   available for sale
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	6,529 3,617 14,166 (11,000) (1,000) (18,064) (792)	6,017 446 8,974 (16,000) (34,125) (7,121) (43)
Net cash used for investing activities	(6,544)	(41,852)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,690) 9,183 877 (5,193)	(2,507) 36,010 (4,471) 3,552

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, March 31, 2003 AND 2002

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	2,177 (1,120) 25,217 $ 24,097 $ 2,088 $ 72	32,584 (6,737) 27,895 $ 21,158 $ 2,892 $ 135

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 718,024 for the three-month period ended March 31, 2003 and 716,680 for the three-month period ended March 31, 2002.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the three-month period ended March 31, 2003 and for the years ended December 31, 2002 and 2001 were approximately $10,605, $10,346, and $9,103, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $87,700 at March 31, 2003 and $79,880 at December 31, 2002 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 2003 and at December 31, 2002.
AVAILABLE FOR SALE United States Treasury	March 31, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Six to ten years	1,071 127,769 4,000 132,840	9 5,327 263 5,599	- - - -	1,080 133,096 4,263 138,439	5.13 4.78 5.90 4.82
State, county and municipal Within one year One to five years Six to ten years Other Securities Total available for sale	185 9,408 7,058 16,651 309 $149,800	6 600 651 1,257 - $6,856	- - - - - $ -	191 10,008 7,709 17,908 309 $156,656	7.00 5.61 6.91 6.17 - 4.97%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies One to Five years	2,001 2,001	129 129	- -	2,130 2,130	6.44 6.44
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,800 4,100 1,587 7,487 $ 9,488	42 330 160 532 $ 661	- - - - $ -	1,842 4,430 1,747 8,019 $ 10,149	6.64 7.31 7.01 7.09 6.95%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended March 31, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $4,114 as of March 31, 2003.

NOTE 3 - INVESTMENT SECURITIES (Continued)

AVAILABLE FOR SALE United States Treasury	December 31, 2002 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Six to ten years	9,448 122,681 10,000 142,129	230 4,885 567 5,682	- - - -	9,678 127,566 10,567 147,811	5.89 4.80 5.96 4.96
State, county and municipal One to five years Six to ten years Other - CRA Qualified Investment Fund Total available for sale	8,192 8,722 16,914 298 $159,341	340 551 891 - $6,573	- - - - $ -	8,532 9,273 17,805 298 $165,914	5.22 6.40 5.83 - 5.05%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year One to Five years	2,000 2,002 4,002	8 131 139	- - -	2,008 2,133 4,141	6.38 6.44 6.41
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,675 4,592 1,836 9,103 $ 13,105	36 296 126 458 $ 597	- - - - $ -	2,711 4,888 1,962 9,561 $ 13,702	6.18% 6.70 6.60 6.53 6.49%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $3,944 as of December 31, 2002.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2003 and December 31, 2002 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

March 31, December 31, 2003 2002
$222,455 31,624 54,417 31,827 1,893 1,470 343,686 (4,377) $339,309	$214,554 28,297 47,631 31,953 1,674 1,513 325,622 (4,155) $321,467

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended March 31, 2003 and 2002 and the year ended December 31, 2002 are summarized as follows:

	Quarter Ended March 31, December 31, 2003 2002 2002

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	$ 4,155 30 5 91 $ 126 $ 33 3 32 $ 68 $ 58 $ 280 $ 4,377	$ 3,763 87 33 133 $ 253 $ 44 9 47 $ 100 $ 153 $ 275 $ 3,885	$ 3,763 412 97 447 $ 956 $ 191 30 142 $ 363 $ 593 $ 985 $ 4,155
Ratio of net charge-offs during the period to average loans outstanding during the period	..02%	..05%	.19%

The entire balance is available to absorb future loan losses.

At March 31, 2003 and December 31, 2002 loans on which no interest was being accrued totaled approximately $840 and $697, respectively; foreclosed real estate totaled $60 and $107 respectively; and loans 90 days past due and still accruing totaled $151 and $118, respectively.

OTHER INTEREST-BEARING ASSETS

As of March 31, 2003, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2003 and December 31, 2002 is summarized as follows:

Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	March 31 2003 $ 14,756 6,793 1,209 $ 22,758 9,689 $ 13,069	December 31, 2002 $ 14,735 6,635 596 $ 21,966 9,517 $ 12,449

     Depreciation and amortization of bank premises and equipment charged to operating expense was $172 for the quarter ended March 31, 2003 and $727 for the year ended December 31, 2002.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2003 and December 31, 2002, certificates of deposit of $100,000 or more included in time deposits totalled approximately $84,791 and $84,729 respectively. Interest expense on these deposits was approximately $529 for the quarter ended March 31, 2003 and $2,448 for the year ended December 31, 2002.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2003 and December 31, 2002, securities sold under repurchase agreements totalled $27,096 and $26,219. U.S. Government securities with a book value of $29,981 ($31,839 market value) and $28,235 ($30,123 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was 1.29 percent and 1.41 percent at March 31, 2003 and December 31, 2002.

NOTE 8 - LINES OF CREDIT

     At March 31, 2003, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $27,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Securities with a market value of $6,428 at March 31, 2003. The amount outstanding under the note totalled $1,316 and $6,509 at March 31, 2003 and December 31, 2002, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $86,043 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $0 and $0 at March 31, 2003 and December 31, 2002, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended March 31, 2003 and March 31, 2002 on pretax income of $2,762 and $2,694 totalled $854 and $838, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 2003.

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at March 31, 2003.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At March 31, 2003, commitments to extend credit totalled $39,284; financial standby letters of credit totalled $787; and performance standby letters of credit totalled $457. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     Additionally, the bank subsidiary has an outstanding commitment for the construction of a new main banking office in Conway, S.C. in the amount of $5,093.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the quarter ended March 31, 2003 and years ended December 31, 2002, 2001 and 2000, $137, $510, $426, and $404, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of March 31, 2003:

Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$59,433 55,056 55,056	16.55% 15.33 9.76	28,730 14,365 22,560	8.0% 4.0 4.0	$35,912 21,547 28,200	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET MARCH 31, 2003 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 3,089 59,170 1,006 37 $ 63,302
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 63,302 $ 63,302
CONDENSED STATEMENT OF INCOME For the three-month period ended March 31, 2003 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 1,947 0 (39) $ 1,908

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at March 31, 2003 and for the three-month periods ending March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans have increased 13.2% from $303,728 at March 31, 2002 to $343,686 at March 31, 2003 and have increased as a percentage of total assets from 56.3% to 59.8% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 36.7% at March 31, 2002 to 32.9% at March 31, 2003 as lending has improved. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.2% at March 31, 2002 to 16.5% at March 31, 2003. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 66.7% of total assets at March 31, 2002 to 66.6% at March 31, 2003 while securities sold under agreement to repurchase have decreased from 5.2% to 4.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 2003 and 2002:
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	March 31, 2003 2002
	59.8% 1.6 27.3 4.0 92.7 7.3 100.0%	56.3% 3.8 25.8 7.1 93.0 7.0 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	66.6% 4.7 .2 71.5 16.5 1.0 11.0 100.0%	66.7% 5.2 1.1 73.0 16.2 ..6 10.2 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended March 31, 2003 and 2002 of $1,908 and $1,856, respectively, resulting in a return on average assets of 1.35% and 1.44% and a return on average stockholders' equity of 12.24% and 13.44%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $35,636 or 6.6% from $539,026 at March 31, 2002 to $574,662 at March 31, 2003. The following table sets forth the financial highlights for the three-month periods ending March 31, 2003 and March 31, 2002:
CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands) Three-Month Period Ended March 31,

Net interest income after provision
    for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
Per Share

Total assets
Total deposits
Loans
Investment securities
Stockholders' equity
    Book value per share

Ratios:
Annualized return on average total
  assets
Annualized return on average
  stockholders' Equity

Percent Increase 2003 2002 (Decrease)
5,337 2,762 1,908 2.66 0 0 574,662 477,492 343,686 166,144 63,302 88.15 1.35% 12.24%	5,027 2,694 1,856 2.59 0 0 539,026 446,653 303,728 159,606 54,936 76.63 1.44% 13.44%	6.2% 2.5 2.8 2.7 0 0 6.6% 6.9 13.2 4.1 15.2 15.0 (6.3)% (8.9)%

(1)  For the three-month period ended March 31, 2003 and March 31, 2002, average total assets amounted to $565,042 and $514,200 with average stockholders'
     equity totaling $62,361 and $55,250, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2003 and 2002. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position. A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. Management believes that a rise or fall in interest rates will not materially effect earnings.

The Bank has maintained net interest margins for the three-month period ended March 31, 2003, of 4.4% and 4.6% for the same period in 2002, as compared to management's long-term target of 4.5%. Net interest margins fell in 2001 due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to competitive pressure. Margins widened in 2002 as liabilities were re-priced, but falling rates may again negatively impact margins in fiscal 2003.

Fully-tax-equivalent net interest income showed a 5.7% increase from $5,449 for the three-month period ended March 31, 2002 to $5,757 for the three-month period ended March 31, 2003. During the same period, total fully-tax-equivalent interest income decreased by .9% from $7,795 to $7,726 and total interest expense decreased by 16.1% from $2,346 to $1,969. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .18% from 4.55% for the three-month period ended March 31, 2002 to 4.37% for the three-month period ended March 31, 2003.

The tables on the following two pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell
      Total earning assets
  Other assets
      Total assets

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits
   Federal funds purchased and
    securities sold under
    agreement to repurchase
   Other short-term borrowings
       Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
         Total liabilities and
           stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Three Months Ended 3/31/03 Three Months Ended 3/31/02 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$335,376 147,350 26,782 17,251 526,759 38,283 $565,042 $374,096 26,836 1,388 $402,320 95,259 5,102 62,361 $565,042 $526,759	$ 5,566 1,700 411 49 7,726 1,873 91 5 $ 1,969 $ 5,757 $ 140	6.64% 4.61 6.14 1.14 5.87 2.00 1.36 1.44 1.96 4.37	$301,393 132,460 26,675 18,754 479,282 34,918 $514,200 $339,695 29,314 3,984 $372,993 82,392 3,565 55,250 $514,200 $479,282	$ 5,571 1,729 432 63 7,795 2,175 136 35 $ 2,346 $ 5,449 $ 147	7.39% 5.22 6.48 1.34 6.51 2.56 1.86 3.51 2.52 4.55

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.35 12.24 0 11.04 13.29 18.59 93.22	1.44 13.44 0 10.74 13.09 18.33 93.21

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 335,376 147,350 26,782 17,251 526,759 374,096 26,836 1,388 402,320 124,439 526,759	Average Volume 2002 301,393 132,460 26,675 18,754 479,282 339,695 29,314 3,984 372,993 106,289 479,282	Yield/Rate 2003 (1) 6.64% 4.61% 6.14% 1.14% 5.87% 1.36% 1.44% 1.96% 1.50% 3.91% .46% 4.37%	Yield/Rate 2002 (1) 7.39% 5.22% 6.48% 1.34% 6.51% 2.56% 1.86% 3.51% 2.52% 1.96% 3.99% .56% 4.55%	Interest Earned/Paid 2003 (1) 5,566 1,700 411 49 7,726 91 5 1,969 1,969 5,757	Interest Earned/Paid 2002 (1) 5,571 1,729 432 63 7,795 2,175 136 35 2,346 2,346 5,449	Variance (5) (29) (21) (14) (69) (302) (45) (30) (377) (377)	Change Due to Rate (565) (202) (23) (9) (799) (476) (37) (21) (534) (534)	Change Due to Volume 628 194 2 (5) 819 220 (12) (23) 185 185	Change Due to Rate X Volume (68) (21) - - (89) (46) 4 14 (28) (28)

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

The provision for possible loan losses was $280 for the three-month period ended March 31, 2003 and $275 for the three-month period ended March 31, 2002. Net loan charge-offs totalled $58 for the three-month period ended March 31, 2003 and $153 for the same period in 2002.

The reserve for possible loan losses as a percentage of net loans was 1.29% at March 31, 2003 and 1.30% at March 31, 2002. The provision for possible loan losses increased from $275 during the first quarter of 2002 to $280 during the first quarter of 2003 to reflect the growth in the loan portfolio.

Securities Transactions - At March 31, 2003, December 31, 2002, and March 31, 2002 market value appreciation/(depreciation) in the investment portfolio totalled $7,517, $7,170, and $1,211, respectively. As indicated, market values have remained strong due to lower market interest rates. Security gains of $183 and $154 were taken during the first quarter of 2002 and 2003, respectively, to supplement liquidity and to take advantage of a steeply-sloping yield curve.

Other Income - Other income, net of any gains/losses on security transactions, increased by 12.5% from $1,169 for the three-month period ended March 31, 2002 to $1,315 for the three-month period ended March 31, 2003 primarily due to an increase in deposit account volumes, higher merchant discount income, and an increase in mortgage refinancing activity.

Other Expenses - Other expenses increased by 9.7% from $3,685 for the three-month period ended March 31, 2002 to $4,044 for the three-month period ended March 31, 2003. The major components of other expenses are salaries and employee benefits which increased 10.1% from $2,363 to $2,602; occupancy expense which increased 11.3% from $487 to $542; and other operating expenses which increased by 7.8% from $835 to $900. The increase in the three-month period ended March 31, 2003 salaries and employee benefits was due to normal pay increments, the increased costs of providing employee benefits, particularly health insurance coverage, and the addition of the North Myrtle Beach Office. Looking ahead, occupancy expense will grow in 2003 due to the construction of a new Main Office Banking Center.

Income Taxes - Provisions for income taxes increased 1.9% from $838 for the three-month period ended March 31, 2002 to $854 for the three-month period ended March 31, 2003. Income before income taxes less interest of tax-exempt investment securities increased by 3.4% from $2,409 for the three-month period ended March 31, 2002 to $2,491 for the same period in 2003. State tax liability increased as income before income taxes increased 2.5% from $2,694 to $2,762 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $63,302, $61,125, $53,996 and $48,606 at March 31, 2003, December 31, 2002, December 31, 2001, and December 31, 2000, representing 11.02%, 10.73%, 10.68%, and 10.32% of total assets, respectively. At March 31, 2003, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

CONTROLS AND PROCEDURES

(a) Based on their evaluation of the Company's disclosure controls and procedures as of May 13, 2003, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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

                                    /s/Paul R. Dusenbury
                                    Paul R. Dusenbury
                                    Treasurer
                                    (Chief Financial and Accounting Officer)

Date:  May 14, 2003

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

Date:  May 14, 2003                                                                               /s/W. Jennings Duncan
                                                                                                                    W. Jennings Duncan
                                                                                                                    President and Chief Executive Officer

23

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

Date:  May 14, 2003                                                                                /s/Paul R. Dusenbury
                                                                                                                    Paul R. Dusenbury
                                                                                                                   Treasurer and Chief Financial Officer

24