Form 10-Q/A
period 2003-03-31
CNB CORP /SC/
filed 2003-05-15
CIK 764581

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
Yes  X .   No    .

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ____.  No    X .

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

SIGNATURE

CERTIFICATIONS

Page 1 2 3 4 5 6-13 13-20 21 21 22 22 23-24

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

CNB Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Three Months Ended March 31, 2003 2002
Net Income	$1,908	$1,856
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	170	(1,001)
Net Comprehensive Income	$ 2,078	$ 855

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)
Three Months Ended March 31, 2003 2002
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	$ 7,182 None 7,182	$ 7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,783 None 8 34,791	34,774 None 5 34,779
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	15,318 1,908 None 17,227	10,826 1,856 None 12,682
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	3,944 170 4,114	1,435 (1,001) 434

Treasury stock:
Balance, January 1
(951 shares in 2003; 2,134 shares in 2002)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(103 shares in 2003; 1,342 shares in 2002)

Total stockholders' equity

	(102) (40) 130 (12) $63,302	(221) (45) 125 (141) $54,936

Note:  Columns may not add due to rounding

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
For the three-month period ended March 31, 2003 2002

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
March 31, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
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

December 31, 2002 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
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

March 31, December 31, 2003 2002

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
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	$59,433 55,056 55,056	16.55% 15.33 9.76	28,730 14,365 22,560	8.0% 4.0 4.0	$35,912 21,547 28,200	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET MARCH 31, 2003 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 3,089 59,170 1,006 37 $ 63,302
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 63,302 $ 63,302
CONDENSED STATEMENT OF INCOME For the three-month period ended March 31, 2003 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 1,947 0 (39) $ 1,908

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

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheet as of March 31, 2003 and 2002:
March 31, 2003 2002
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	59.8% 1.6 27.3 4.0 92.7 7.3 100.0%	56.3% 3.8 25.8 7.1 93.0 7.0 100.0%

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

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 335,376 147,350 26,782 17,251 526,759 374,096 26,836 1,388 402,320 124,439 526,759	Average Volume 2002 301,393 132,460 26,675 18,754 479,282 339,695 29,314 3,984 372,993 106,289 479,282	Yield/Rate 2003 (1) 6.64% 4.61% 6.14% 1.14% 5.87% 2.00% 1.36% 1.44% 1.96% 1.50% 3.91% .46% 4.37%	Yield/Rate 2002 (1) 7.39% 5.22% 6.48% 1.34% 6.51% 2.56% 1.86% 3.51% 2.52% 1.96% 3.99% .56% 4.55%	Interest Earned/Paid 2003 (1) 5,566 1,700 411 49 7,726 1,873 91 5 1,969 1,969 5,757	Interest Earned/Paid 2002 (1) 5,571 1,729 432 63 7,795 2,175 136 35 2,346 2,346 5,449	Variance (5) (29) (21) (14) (69) (302) (45) (30) (377) (377)	Change Due to Rate (565) (202) (23) (9) (799) (476) (37) (21) (534) (534)	Change Due to Volume 628 194 2 (5) 819 220 (12) (23) 185 185	Change Due to Rate X Volume (68) (21) - - (89) (46) 4 14 (28) (28)

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