Form 10-Q
period 2003-06-30
CNB CORP /SC/
filed 2003-08-14
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).  Yes____. No  X  .

State the number of shares outstanding of the issuers shares of common equity as of the latest practical date: 717,135 shares of common stock, par value $10 per share, July 31, 2003.

CNB Corporation

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 2003,
           December 31, 2002 and June 30, 2002

           Consolidated Statement of Income for the Three Months
           and Six Months Ended June 30, 2003 and 2002

           Consolidated Statement of Comprehensive Income
           for the Three Months and Six Months Ended
           June 30, 2003 and 2002

           Consolidated Statement of Changes in Stockholders'
           Equity for the Six Months Ended June 30, 2003
           and 2002

           Consolidated Statement of Cash Flows for the Six Months
           Ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Item 4.    Controls and Procedures

           Submission of Matters to a Vote of Security Holders

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Page 1 2 3 4 5 6-13 13-23 23 23 24 25 25 26-27

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $9,904 at
       June 30, 2003, $13,702 at
       December 31, 2002, and $17,866
       at June 30, 2002)
    Securities Available for Sale
      (Amortized cost of $156,562 at
       June 30, 2003, $159,341 at
       December 31, 2002, and $163,316
       at June 30, 2002)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Total loans
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2003 and 2002; issued 718,246 in
       2003 and 2002
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

June 30, 2003 $ 27,630 0 9,243 164,049 37,000 350,691 (4,564) 346,127 14,376 9,317 $607,742 $ 110,336 393,590 503,926 28,699 4,924 4,648 542,197 7,182 34,792 19,224 4,492 (145) 65,545 $607,742	December 31, 2002 $ 25,217 0 13,105 165,914 22,000 325,622 (4,155) 321,467 12,449 9,338 $569,490 $ 100,225 368,084 468,309 26,219 6,509 7,328 508,365 7,182 34,783 15,318 3,944 (102) 61,125 $569,490	June 30, 2002 $ 23,670 0 17,254 167,711 29,525 307,925 (3,984) 303,941 11,394 9,572 $563,067 $ 94,044 369,831 463,875 32,134 4,013 3,914 503,936 7,182 34,780 14,682 2,637 (150) 59,131 $563,067

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
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended June 30,		Six Months Ended June 30,
2003 $ 5,782 1,575 255 62 7,674 1,781 85 2 1,868 5,806 220 5,586 879 0 615 1,494 2,604 511 1,053 4,168 2,912 914 1,998 $ 2.78 $ 0 $ 91.41 718,002 717,073	2002 $ 5,580 1,886 286 120 7,872 2,143 142 30 2,315 5,557 215 5,342 793 0 507 1,300 2,357 482 913 3,752 2,890 889 2,001 $ 2.79 $ 0 $ 82.49 716,720 716,827	2003 $ 11,348 3,275 526 111 15,260 3,654 176 7 3,837 11,423 500 10,923 1,716 154 1,093 2,963 5,206 1,053 1,953 8,212 5,674 1,768 3,906 $ 5.44 $ 0 $ 91.41 718,002 717,073	2002 $ 11,151 3,615 571 183 15,520 4,318 278 65 4,661 10,859 490 10,369 1,570 183 899 2,652 4,720 969 1,748 7,437 5,584 1,727 3,857 $ 5.38 $ 0 $ 82.49 716,720 716,827

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Net Income	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	$1,998	$2,001	$3,906	$3,857
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	378	2,203	548	1,202
Net Comprehensive Income	$2,376	$4,204	$4,454	$5,059

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Six Months Ended June 30,
	2003	2002
	7,182 None 7,182	7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,783 None 8 34,792	34,774 None 6 34,780
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	15,318 3,906 None 19,224	10,826 3,857 None 14,682
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	3,944 548 4,492	1,435 1,202 2,637

Treasury stock:
Balance, January 1
(951 shares in 2003; 2,134 shares in 2002)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(1,173 shares in 2003; 1,419 shares in 2002)

Total stockholders' equity

	(102) (194) 151 (145) 65,545	(221) (64) 135 (150) 59,131

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the six-month period ended June 30, 2003 2002
	$ 3,906 344 500 110 (154) (2) 23 (590)	$ 3,857 319 490 (527) 183 (341) (192) (539)
Net cash provided by operating activities	4,137	3,250

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
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	6,529 3,862 34,486 0 (38,083) 0 (15,000) (25,069) (2,271)	6,017 3,005 13,696 0 (44,785) 0 (25,575) (11,318) (428)
Net cash provided by (used for) investing activities	(35,546)	(59,388)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,690) 35,617 2,480 (1,585)	(2,507) 53,232 (687) 1,875

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, June 30, 2003 AND 2002

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	33,822 2,413 25,217 $ 27,630 $ 3,993 $ 1,779	51,913 (4,225) 27,895 $ 23,670 $ 5,204 $ 1,734

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 718,002 for the six-month period ended June 30, 2003 and 716,720 for the six-month period ended June 30, 2002.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 2003 and for the years ended December 31, 2002 and 2001 were approximately $10,907, $10,346, and $9,103, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $83,821 at June 30, 2003 and $79,880 at December 31, 2002 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2003 and at December 31, 2002.

AVAILABLE FOR SALE United States Treasury	June 30, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years Mortgage Backed Securities Over ten years	5,005 133,486 138,491 1,111	113 5,896 6,009 -	- - - -	5,118 139,382 144,500 1,111	3.49% 4.37 4.33 3.73%
State, county and municipal Within one year One to five years Six to ten years Other Securities Total available for sale	187 9,893 6,563 16,643 317 $156,562	4 704 770 1,478 - $7,487	- - - - - $ -	191 10,597 7,333 18,121 317 $164,049	7.00% 5.62 7.00 6.18 - 4.51%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year	2,001 2,001	112 112	- -	2,113 2,113	6.44% 6.44
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,800 3,854 1,588 7,242 $ 9,243	30 323 196 549 $ 661	- - - - $ -	1,830 4,177 1,784 7,791 $ 9,904	6.69% 7.31 7.00 7.09 6.95%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $4,492 as of June 30, 2003.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2003 and December 31, 2002 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

June 30, December 31, 2003 2002
$225,678 35,018 53,681 32,505 2,387 1,422 350,691 (4,564) $346,127	$214,554 28,297 47,631 31,953 1,674 1,513 325,622 (4,155) $321,467

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended and six-month period ended June 30, 2003 and 2002 and the year ended December 31, 2002 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Six Months Ended December June 30, June 30, 31, 2003 2002 2003 2002 2002
	$ 4,377 19 39 72 $ 130 $ 25 5 67 $ 97 $ 33 $ 220 $ 4,564	$ 3,885 73 12 140 $ 225 $ 76 4 29 $ 109 $ 116 $ 215 $ 3,984	$ 4,155 49 44 163 $ 256 $ 58 8 99 $ 165 $ 91 $ 500 $ 4,564	$ 3,763 160 45 273 $ 478 $ 120 13 76 $ 209 $ 269 $ 490 $ 3,984	$ 3,763 412 97 447 $ 956 $ 191 30 142 $ 363 $ 593 $ 985 $ 4,155
Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	.03%	.03%	.07%	.19%

The entire balance is available to absorb future loan losses.

At June 30, 2003 and December 31, 2002 loans on which no interest was being accrued totalled approximately $577 and $697, respectively and foreclosed real estate totalled $54 and $107, respectively; and loans 90 days past due and still accruing totalled $69 and $118, respectively.

OTHER INTEREST-BEARING ASSETS

As of June 30, 2003, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2003 and December 31, 2002 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	June 30 2003 $ 14,969 6,882 2,386 $ 24,237 9,861 $ 14,376	December 31, 2002 $ 14,735 6,635 596 $ 21,966 9,517 $ 12,449

     Depreciation and amortization of bank premises and equipment charged to operating expense was $172 and $344 for the quarter ended and the six-month period ended June 30, 2003, respectively and $727 for the year ended December 31, 2002.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2003 and December 31, 2002, certificates of deposit of $100,000 or more included in time deposits totaled approximately $92,735 and $84,729 respectively. Interest expense on these deposits was approximately $492 and $1,021 for the quarter ended and the six-month period ended June 30, 2003, respectively, and $2,448 for the year ended December 31, 2002.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2003 and December 31, 2002, securities sold under repurchase agreements totaled $28,699 and $26,219. U.S. Government securities with a book value of $27,158 ($29,102 market value) and $28,235 ($30,123 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was .99 percent and 1.41 percent at June 30, 2003 and December 31, 2002.

NOTE 8 - LINES OF CREDIT

     At June 30, 2003, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,429 at June 30, 2003. The amount outstanding under the note totaled $4,924 and $6,509 at June 30, 2003 and December 31, 2002, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $90,900 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $0 and $0 at June 30, 2003 and December 31, 2002, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 2003 and June 30, 2002 on pretax income of $2,912 and $2,890 totalled $914 and $889 respectively. Income tax expense for the six-month period ended June 30, 2003 and June 30, 2002 on pretax income of $5,674 and $5,584 totalled $1,768 and $1,727 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 2003.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At June 30, 2003, commitments to extend credit totalled $36,566; financial standby letters of credit totalled $708; and performance standby letters of credit totalled $94. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     Additionally, the bank subsidiary has an outstanding commitment for the construction of a new main retail office in Conway, S.C. in the amount of $5,093.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six-month periods ended June 30, 2003 and years ended December 31, 2002, 2001 and 2000, $137, $274, $510, $426, and $404, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of June 30, 2003:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg. assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$61,629 57,065 57,065	16.62% 15.39 9.99	$29,668 14,834 22,846	8.0% 4.0 4.0	$37,085 22,251 28,558	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET JUNE 30, 2003 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,945 61,557 1,006 37 $ 65,545
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 65,545 $ 65,545
CONDENSED STATEMENT OF INCOME For the six-month period ended June 30, 2003 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 3,955 0 (49) $ 3,906

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2003 and for the three-month and six-month periods ending June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans have increased 13.9% from $307,925 at June 30, 2002 to $350,691 at June 30, 2003 and have increased as a percentage of total assets from 54.7% to 57.7% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 38.1% at June 30, 2002 to 34.6% at June 30, 2003 as lending has improved. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.7% at June 30, 2002 to 18.2% at June 30, 2003. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 65.7% of total assets at June 30, 2002 to 64.8% at June 30, 2003 while securities sold under agreement to repurchase have decreased from 5.7% to 4.7% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 2003 and 2002:
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	June 30, 2003 2002
	57.7% 1.5 27.0 6.1 92.3 7.7 100.0%	54.7% 3.1 29.8 5.2 92.8 7.2 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	64.8% 4.7 .8 70.3 18.2 ..7 10.8 100.0%	65.7% 5.7 .7 72.1 16.7 ..7 10.5 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 2003 and 2002 of $1,998 and $2,001, respectively, resulting in a return on average assets of 1.38% and 1.46% and a return on average stockholders' equity of 12.46% and 14.14%.

CNB Corporation experienced earnings for the six-month period ended June 30, 2003 and 2002 of $3,906 and $3,857, respectively, resulting in a return on average assets of 1.37% and 1.45% and a return on average stockholders' equity of 12.35% and 13.79%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $44,675 or 7.9% from $563,067 at June 30, 2002 to $607,742 at June 30, 2003. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2003 and June 30, 2002:
CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
   Per Share
Total assets
Total deposits
Loans, net of unearned income
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

Three-Month Period Ended June 30, Percent Increase 2003 2002 (Decrease)			Six-Month Period Ended June 30, Percent Increase 2003 2002 (Decrease)
5,586 2,912 1,998 2.78 0 0 607,742 503,926 350,691 173,292 65,545 91.41 1.38% 12.46%	5,342 2,890 2,001 2.79 0 0 563,067 463,875 307,925 184,965 59,131 82.49 1.46% 14.14%	4.6% ..8 (.1) (.4) - - 7.9% 8.6 13.9 (6.3) 10.8 10.8 (5.5)% (11.9)%	10,923 5,674 3,906 5.44 0 0 607,742 503,926 350,691 173,292 65,545 91.41 1.37% 12.35%	10,369 5,584 3,857 5.38 0 0 563,067 463,875 307,925 184,965 59,131 82.49 1.45% 13.79%	5.3% 1.6 1.3 1.1 - - 7.9% 8.6 13.9 (6.3) 10.8 10.8 (5.5)% (10.4)%

(1) For the three-month period ended June 30, 2003 and June 30, 2002, average total assets amounted to $579,362 and $546,582 with average stockholders' equity totaling $64,137 and $56,594, respectively. For the six-month period ended June 30, 2003 and June 30, 2002, average total assets amounted to $572,202 and $530,391 with average stockholders' equity totaling $63,249 and $55,922 respectively.

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

The Bank maintained net interest margins for the three-month and six-month periods ended June 30, 2003, of 4.40% and 4.38%, respectively, and 4.47% and 4.51%, respectively, for the same periods in 2002 as compared to management's long-term target of 4.50%. Net interest margins fell in 2001 due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to competitive pressure. Margins widened in 2002 as liabilities were re-priced, but falling rates in the first half of 2003 have negatively impacted margins.

Fully-tax-equivalent net interest income showed a 4.1% increase from $5,704 for the three-month period ended June 30, 2002 to $5,937 for the three-month period ended June 30, 2003. During the same period, total fully-tax-equivalent interest income decreased by 2.7% from $8,019 to $7,805 and total interest expense decreased by 19.3% from $2,315 to $1,868. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .07% from 4.47% for the three-month period ended June 30, 2002 to 4.40% for the three-month period ended June 30, 2003.

Fully-tax-equivalent net interest income showed a 4.9% increase from $11,153 for the six-month period ended June 30, 2002 to $11,694 for the six-month period ended June 30, 2003. During the same period, total fully-tax-equivalent interest income decreased by 1.8% from $15,814 to $15,531 and total interest expense decreased by 17.7% from $4,661 to $3,837. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .13% from 4.51% for the six-month period ended June 30, 2002 to 4.38% for the six-month period ended June 30, 2003.

The tables on the following four pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-bearing
       liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Three Months Ended 6/30/03 Three Months Ended 6/30/02 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$349,362 144,284 25,010 21,471 540,127 39,235 $579,362 $389,082 27,764 1,202 $418,048 92,387 4,790 64,137 $579,362 $540,127	$ 5,782 1,575 386 62 7,805 1,781 85 2 $ 1,868 $ 5,937 $ 131	6.62% 4.37 6.17 1.16 5.78 1.83 1.22 ..67 1.79 4.40	$306,033 147,128 26,935 30,580 510,676 35,906 $546,582 $363,045 30,530 2,358 $395,933 90,404 3,651 56,594 $546,582 $510,676	$ 5,580 1,886 433 120 8,019 2,143 142 30 $ 2,315 $ 5,704 $ 147	7.29% 5.13 6.43 1.57 6.28 2.36 1.86 5.09 2.34 4.47

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.38 12.46 0 11.07 13.32 18.36 93.23	1.46 14.14 0 11.08 12.48 18.49 93.43

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to
    resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-
       bearing liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Six Months Ended 6/30/03 Six Months Ended 6/30/02 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$342,369 145,817 25,896 19,361 533,443 38,759 $572,202 $381,589 27,300 1,295 $410,184 93,823 4,946 63,249 $572,202 $533,443	$ 11,348 3,275 797 111 15,531 3,654 176 7 $ 3,837 $ 11,694 $ 271	6.63% 4.49 6.16 1.15 5.82 1.92 1.29 1.08 1.87 4.38	$303,713 139,794 26,805 24,667 494,979 35,412 $530,391 $351,370 29,922 3,171 $384,463 86,398 3,608 55,922 $530,391 $494,979	$ 11,151 3,615 865 183 15,814 4,318 278 65 $ 4,661 $ 11,153 $ 294	7.34% 5.17 6.45 1.48 6.39 2.46 1.86 4.10 2.42 4.51

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans, net of unearned income
Average earning assets as a percent of
average total assets

		1.37 12.35 0 11.05 13.30 18.47 93.23	1.45 13.79 0 10.54 12.77 18.41 93.32

          CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 349,362 144,284 25,010 21,471 540,127 389,082 27,764 1,202 418,048 122,079 540,127	Average Volume 2002 306,033 147,128 26,935 30,580 510,676 363,045 30,530 2,358 395,933 114,743 510,676	Yield/Rate 2003 (1) 6.62% 4.37% 6.17% 1.16% 5.78% 1.83% 1.22% .67% 1.79% 1.38% 3.99% .41% 4.40%	Yield/Rate 2002 (1) 7.29% 5.13% 6.43% 1.57% 6.28% 2.36% 1.86% 5.09% 2.34% 1.81% 3.94% .53% 4.47%	Interest Earned/Paid 2003 (1) 5,782 1,575 386 62 7,805 1,781 85 2 1,868 1,868 5,937	Interest Earned/Paid 2002 (1) 5,580 1,886 433 120 8,019 2,143 142 30 2,315 2,315 5,704	Variance 202 (311) (47) (58) (214) (362) (57) (28) (447) (447)	Change Due to Rate (513) (280) (18) (31) (842) (481) (49) (26) (556) (556)	Change Due to Volume 790 (36) (31) (36) 687 153 (13) (15) 125 125	Change Due to Rate X Volume (75) 5 2 9 (59) (34) 5 13 (16) (16)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Six Months Ended June 30, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 342,369 145,817 25,896 19,361 533,443 381,589 27,300 1,295 410,184 123,259 533,443	Average Volume 2002 303,713 139,794 26,805 24,667 494,979 351,370 29,922 3,171 384,463 110,516 494,979	Yield/Rate 2003 (1) 6.63% 4.49% 6.16% 1.15% 5.82% 1.92% 1.29% 1.08% 1.87% 1.44% 3.95% .43% 4.38%	Yield/Rate 2002 (1) 7.34% 5.17% 6.45% 1.48% 6.39% 2.46% 1.86% 4.10% 2.42% 1.88% 3.97% .54% 4.51%	Interest Earned/Paid 2003 (1) 11,348 3,275 797 111 15,531 3,654 176 7 3,837 3,837 11,694	Interest Earned/Paid 2002 (1) 11,151 3,615 865 183 15,814 4,318 278 65 4,661 4,661 11,153	Variance 197 (340) (68) (72) (283) (664) (102) (58) (824) (824)	Change Due to Rate (1,078) (475) (39) (41) (1,633) (949) (85) (48) (1,082) (1,082)	Change Due to Volume 1,419 156 (29) (39) 1,507 372 (24) (38) 310 310	Change Due to Rate X Volume (144) (21) - 8 (157) (87) 7 28 (52) (52)

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

The provision for possible loan losses was $220 for the three-month period ended June 30, 2003 and $215 for the three-month period ended June 30, 2002. Net loan charge-offs/(recoveries) totaled $33 for the three-month period ended June 30, 2003 and $116 for the same period in 2002.

The provision for possible loan losses was $500 for the six-month period ended June 30, 2003 and $490 for the six-month period ended June 30, 2002. Net loan charge-offs/(recoveries) totaled $91 for the six-month period ended June 30, 2003 and $269 for the same period in 2002.

The reserve for possible loan losses as a percentage of net loans was 1.32% at June 30, 2003 and 1.31% at June 30, 2002. The increased provision during the six-month period ended June 30, 2003 was to reflect the growth in the loan portfolio.

Securities Transactions - Security gains of $154 were taken during the first quarter of 2003 and $183 during the first quarter of 2002 to take advantage of a steeply-sloping yield curve. At June 30, 2003, December 31, 2002, and June 30, 2002 market value appreciation/(depreciation) in the securities portfolio totaled $8,148, $7,170, and $5,007. As indicated, market values have remained strong due to lower market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 14.9% from $1,300 for the three-month period ended June 30, 2002 to $1,494 for the three-month period ended June 30, 2003.

Other income, net of any gains/losses on security transactions, increased by 13.8% from $2,469 for the six-month period ended June 30, 2002 to $2,809 for the six-month period ended June 30, 2003.

This increase in the three-month and six-month period ended June 30, 2003 other income was due to an increase in deposit account volumes, higher merchant discount income, and an increase in refinancing volume in the mortgage loan department.

Other Expenses - Other expenses increased by 11.1% from $3,752 for the three-month period ended June 30, 2002 to $4,168 for the three-month period ended June 30, 2003. The major components of other expenses are salaries and employee benefits which increased 10.5% from $2,357 to $2,604; occupancy expense which increased 6.0% from $482 to $511; and other operating expenses which increased by 15.3% from $913 to $1,053.

Other expenses increased by 10.4% from $7,437 for the six-month period ended June 30, 2002 to $8,212 for the six-month period ended June 30, 2003. The major components of other expenses are salaries and employee benefits which increased 10.3% from $4,720 to $5,206; occupancy expense which increased 8.7% from $969 to $1,053; and other operating expense which increased by 11.7% from $1,748 to $1,953.

NET INCOME (continued)

The increase in the three-month and six-month period ended June 30, 2003 salaries and employee benefits was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage, and the addition of the North Myrtle Beach Office. Looking ahead, occupancy expense will grow in late 2003 due to the construction of a new Main Office Banking Center.

Income Taxes - Provisions for income taxes increased 2.8% from $889 for the three-month period ended June 30, 2002 to $914 for the three-month period ended June 30, 2003. Income before income taxes less interest on tax-exempt investment securities increased by 2.0% from $2,604 for the three-month period ended June 30, 2002 to $2,657 for the same period in 2003. State tax liability increased as income before income taxes increased .8% from $2,890 to $2,912 during the same period.

Provisions for income taxes increased 2.4% from $1,727 for the six-month period ended June 30, 2002 to $1,768 for the six-month period ended June 30, 2003. Income before income taxes less interest on tax-exempt investment securities increased by 2.7% from $5,013 for the six-month period ended June 30, 2002 to $5,148 for the same period in 2003 and state tax liability increased as income before income taxes increased 1.6% from $5,584 to $5,674 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $65,545, $61,125, $53,996 and $48,606 at June 30, 2003, December 31, 2002, December 31, 2001, and December 31, 2000, representing 10.79%, 10.73%, 10.68%, and 10.32% of total assets, respectively. At June 30, 2003, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

CONTROLS AND PROCEDURES

(a) Based on their evaluation of the Company's disclosure controls and procedures as of August 12, 2003, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the main office building of The Conway National Bank at 1400 Third Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 13, 2003.

The purpose of the Annual Meeting was to: (1) elect three Directors; and (2) ratify the appointment of Elliott Davis, LLC as the Company's independent public accountant for the fiscal year ending December 31, 2003.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 502,504 of the 718,143 shares issued present or represented by proxy and the majority of shares were voted for the election of the three Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott Davis, LLC as the Company's 2003 independent public accountant.

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

Date:  August 13, 2003

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

Date:  August 13,2003

                                             /s/W. Jennings Duncan
                                             W. Jennings Duncan
                                             President and Chief Executive Officer

CERTIFICATION

              I, Paul R. Dusenbury, Chief Financial Officer, certify that;

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

Date:  August 13,2003

                                             /s/Paul R. Dusenbury
                                             Paul R. Dusenbury
                                             Treasurer and Chief Financial Officer