Form 10-Q
period 2003-09-30
CNB CORP /SC/
filed 2003-11-13
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

___________________

For Quarter Ended September 30, 2003    Commission file number:  2-96350

                                 CNB Corporation
               (Exact name of registrant as specified in its charter)

  South Carolina                                 57-0792402
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. Box 320, Conway, South Carolina             29528
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code):  (803) 248-5721

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

Yes   . No X .

State the number of shares outstanding of the issuers shares of common equity as of the latest practical date: 716,925 shares of common stock, par value $10 per share, October 31, 2003.

CNB Corporation

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 2003,
           December 31, 2002 and September 30, 2002

           Consolidated Statements of Income for the Three Months
           and Nine Months Ended September 30, 2003 and 2002

           Consolidated Statements of Comprehensive Income
           for the Three Months and Nine Months Ended
           September 30, 2003 and 2002

           Consolidated Statements of Changes in Stockholders'
           Equity for the Nine Months Ended September 30, 2003
           and 2002

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Item 4.    Controls and Procedures

PART II.   OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K

SIGNATURE

Page 1 2 3 4 5 6-13 13-23 23 23 24 24

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $9,448 at
       September 30, 2003, $13,702 at
       December 31, 2002, and $14,775
       at September 30, 2002)
    Securities Available for Sale
      (Amortized cost of $183,174 at
       September 30, 2003, $159,341 at
       December 31, 2002, and $173,770
       at September 30, 2002)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Total loans
       Less reserve for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share: Authorized 1,500,000 in
       2003 and 2002; issued 718,246 in
       2003 and 2002
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less: Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

Sept. 30, 2003 $ 21,621 0 8,962 188,292 35,000 343,210 (4,498) 338,712 15,020 9,209 $616,816 107,888 405,842 513,730 32,060 1,107 3,691 550,588 7,182 34,792 21,343 3,071 (160) 66,228 $616,816	December 31, 2002 $ 25,217 0 13,105 165,914 22,000 325,622 (4,155) 321,467 12,449 9,338 $569,490 $100,225 368,084 468,309 26,219 6,509 7,328 508,365 7,182 34,783 15,318 3,944 (102) 61,125 $569,490	Sept. 30, 2002 $ 22,824 0 14,069 179,904 17,900 314,031 (4,109) 309,922 12,022 9,148 $565,789 97,486 369,968 467,454 24,007 7,052 4,655 503,168 7,182 34,780 16,712 4,101 (154) 62,621 $565,789

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
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
2003 $ 5,608 1,610 256 86 7,560 1,669 77 4 1,750 5,810 250 5,560 846 0 816 1,662 2,512 541 1,049 4,102 3,120 1,002 2,118 $ 2.95 $ 0 $ 92.37 717,698 716,957	2002 $ 5,623 2,006 283 124 8,036 2,147 124 32 2,303 5,733 270 5,463 818 0 638 1,456 2,394 510 1,010 3,914 3,005 976 2,029 $ 2.83 $ 0 $ 87.36 716,746 716,794	2003 $ 16,956 4,885 782 197 22,820 5,323 253 11 5,587 17,233 750 16,483 2,562 154 1,909 4,625 7,718 1,594 3,002 12,314 8,794 2,770 6,024 $ 8.39 $ 0 $ 92.37 717,698 716,957	2002 $ 16,774 5,621 854 307 23,556 6,465 402 97 6,964 16,592 760 15,832 2,388 183 1,537 4,108 7,114 1,479 2,758 11,351 8,589 2,703 5,886 $ 8.21 $ 0 $ 87.36 716,746 716,794

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)
Net Income	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
	$ 2,118	$2,029	$6,024	$5,886
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	(1,421)	1,464	(873)	2,666
Net Comprehensive Income	$ 697	$3,493	$5,151	$8,552

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Nine Months Ended Sept. 30,
	2003	2002
	7,182 None 7,182	7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,783 None 9 34,792	34,774 None 6 34,780
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	15,318 6,024 None 21,343	10,826 5,886 None 16,712
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	3,944 (873) 3,071	1,435 2,666 4,101

Treasury stock:
Balance, January 1
(951 shares in 2003; 2,134 shares in 2002)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(1,289 shares in 2003; 1,452 shares in 2002)

Total stockholders' equity

	(102) (232) 174 (160) 66,228	(221) (68) 135 (154) 62,621

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the nine-month period ended Sept. 30, 2003 2002
	$ 6,024 517 750 (837) (154) 498 (369) 17	$ 5,886 479 760 (1,503) 183 85 (194) 755
Net cash provided by operating activities	6,446	6,451

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities/calls of investment
   securities held to maturity
  Proceeds from maturities/calls of investment
   securities available for sale
  Purchase of investment securities
   available for sale
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	6,529 4,143 54,008 (84,216) (13,000) (17,588) (3,088)	6,017 6,636 25,131 (67,120) (13,950) (17,424) (1,216)
Net cash provided by (used for) investing activities	(53,212)	(61,926)
FINANCING ACTIVITIES Dividends paid Increase (decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,690) 45,421 5,841 (5,402)	(2,507) 56,811 (8,814) 4,914

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, SEPT. 30, 2003 AND 2002

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	43,170 (3,596) 25,217 $ 21,621 $ 5,911 $ 2,759	50,404 (5,071) 27,895 $ 22,824 $ 7,800 $ 2,697

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 717,698 for the nine-month period ended September 30, 2003 and 716,746 for the nine-month period ended September 30, 2002.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the nine-month period ended September 30, 2003 and for the years ended December 31, 2002 and 2001 were approximately $11,441, $10,346 and $9,103, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $84,030 at September 30, 2003 and $79,880 at December 31, 2002 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2003 and at December 31, 2002.
AVAILABLE FOR SALE United States Treasury	September 30, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-
Federal agencies Within one year One to five years	7,304 157,846 165,150	179 4,168 4,347	- 207 207	7,483 161,807 169,290	4.23% 3.97 3.98
Mortgage Backed Securities over ten years State, county and municipal Within one year One to five years Six to ten years Other Securities Total available for sale	1,086 186 10,084 6,363 16,633 305 $183,174	- 3 523 468 994 - $5,341	16 - - - - - $ 223	1,070 189 10,607 6,831 17,627 305 $188,292	3.58% 7.02% 5.64 7.00 6.18 - 4.17%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year	2,001 2,001	80 80	- -	2,081 2,081	6.44% 6.44%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,811 3,717 1,433 6,961 $ 8,962	26 264 116 406 $ 486	- - - - $ -	1,837 3,981 1,549 7,367 $ 9,448	6.93% 7.27 6.97 7.12 6.97%

(1)  Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $3,071 as of September 30, 2003.

NOTE 3 - INVESTMENT SECURITIES (Continued)
AVAILABLE FOR SALE United States Treasury	December 31, 2002 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Six to ten years	9,448 122,681 10,000 142,129	230 4,885 567 5,682	- - - -	9,678 127,566 10,567 147,811	5.89 4.80 5.96 4.96
State, county and municipal One to five years Six to ten years Other - CRA Qualified Investment Fund Total available for sale	8,192 8,722 16,914 298 $159,341	340 551 891 - $6,573	- - - - $ -	8,532 9,273 17,805 298 $165,914	5.22 6.40 5.83 - 5.05%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year One to Five years	2,000 2,002 4,002	8 131 139	- - -	2,008 2,133 4,141	6.38 6.44 6.41
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,675 4,592 1,836 9,103 $13,105	36 296 126 458 $ 597	- - - - $ -	2,711 4,888 1,962 9,561 $13,702	6.18% 6.70 6.60 6.53 6.49%

(1)  Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $3,944 as of December 31, 2002.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2003 and December 31, 2002 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

Sept. 30, December 31, 2003 2002
$220,073 35,206 52,448 32,174 1,770 1,539 343,210 (4,498) 338,712	$214,554 28,297 47,631 31,953 1,674 1,513 325,622 (4,155) 321,467

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and nine-month period ended September 30, 2003 and 2002 and the year ended December 31, 2002 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Nine Months Ended December Sept. 30, Sept. 30, 31, 2003 2002 2003 2002 2002
	$ 4,564 246 4 118 $ 368 $ 25 3 24 $ 52 $ 316 $ 250 $ 4,498	$ 3,984 163 36 45 $ 244 $ 54 16 29 $ 99 $ 145 $ 270 $ 4,109	$ 4,155 295 48 281 $ 624 $ 83 11 123 $ 217 $ 407 $ 750 $ 4,498	$ 3,763 323 81 318 $ 722 $ 174 29 105 $ 308 $ 414 $ 760 $ 4,109	$ 3,763 412 97 447 $ 956 $ 191 30 142 $ 363 $ 593 $ 985 $ 4,155
Ratio of net charge-offs during the period to average loans outstanding during the period	.09%	.05%	.12%	.13%	.19%

The entire balance is available to absorb future loan losses.

At September 30, 2003 and December 31, 2002 loans on which no interest was being accrued totalled approximately $363 and $697, respectively and foreclosed real estate totalled $0 and $107, respectively; and loans 90 days past due and still accruing totalled $105 and $118, respectively.

OTHER INTEREST-BEARING ASSETS

As of September 30, 2003, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2003 and December 31, 2002 is summarized as follows:
Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	Sept. 30 2003 $ 14,951 7,046 3,056 $ 25,053 10,033 $ 15,020	December 31, 2002 $ 14,735 6,635 596 $ 21,966 9,517 $ 12,449

     Depreciation and amortization of bank premises and equipment charged to operating expense was $173 and $517 for the quarter ended and the nine-month period ended September 30, 2003, respectively and $727 for the year ended December 31, 2002.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2003 and December 31, 2002, certificates of deposit of $100,000 or more included in time deposits totaled approximately $94,886 and $84,729 respectively. Interest expense on these deposits was approximately $472 and $1,493 for the quarter ended and the nine-month period ended September 30, 2003, respectively, and $2,448 for the year ended December 31, 2002.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2003 and December 31, 2002, securities sold under repurchase agreements totaled $32,060 and $26,219. U.S. Government securities with a book value of $33,130 ($34,519 market value) and $28,235 ($30,123 market value), respectively, are used as collateral for the agreements. The weighted-average interest rate of these agreements was .99 percent and 1.41 percent at September 30, 2003 and December 31, 2002.

NOTE 8 - LINES OF CREDIT

     At September 30, 2003, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by U.S. Treasury and Agency Notes with a market value of $6,313 at September 30, 2003. The amount outstanding under the note totaled $1,107 and $6,509 at September 30, 2003 and December 31, 2002, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $92,347 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. The amount outstanding under the agreement totalled $0 and $0 at September 30, 2003 and December 31, 2002, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 2003 and September 30, 2002 on pretax income of $3,120 and $3,005 totalled $1,002 and $976 respectively. Income tax expense for the nine-month period ended September 30, 2003 and September 30, 2002 on pretax income of $8,794 and $8,589 totalled $2,770 and $2,703 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

NOTE 9 - INCOME TAXES (Continued)

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at September 30, 2003.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements. At September 30, 2003, commitments to extend credit totalled $35,733; financial standby letters of credit totalled $737; and performance standby letters of credit totalled $60. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     Additionally, the bank subsidiary has an outstanding commitment for the construction of a new main banking office in Conway, S.C. in the amount of $5,093.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and nine-month periods ended September 30, 2003 and years ended December 31, 2002, 2001, and 2000, $137, $411, $510, $426, and $404, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are presented in the table below as of September 30, 2003:
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg.assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$63,682 59,184 59,184	17.28% 16.06 10.13	$29,489 14,745 23,380	8.0% 4.0 4.0	$36,862 22,117 29,226	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):
CONDENSED BALANCED SHEET SEPTEMBER 30, 2003 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,930 62,255 1,006 37 $ 66,228
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 66,228 $ 66,228
CONDENSED STATEMENT OF INCOME For the nine-month period ended September 30, 2003 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 6,074 0 (50) $ 6,024

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2003 and for the three-month and nine-month periods ending September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

                                            13

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans have increased 9.3% from $314,031 at September 30, 2002 to $343,210 at September 30, 2003 and have increased as a percentage of total assets from 55.5% to 55.6% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have shown little change as a percentage of total assets from 37.5% at September 30, 2002 to 37.7% at September 30, 2003. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 17.2% at September 30, 2002 to 17.5% at September 30, 2003. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased slightly from 65.4% of total assets at September 30, 2002 to 65.8% at September 30, 2003 while securities sold under agreement to repurchase have increased from 4.2% to 5.2% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 2003 and 2002:
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	Sept. 30, 2003 2002
	55.6% 1.5 30.5 5.7 93.3 6.7 100.0%	55.5% 2.5 31.8 3.2 93.0 7.0 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	65.8% 5.2 .2 71.2 17.5 ..6 10.7 100.0%	65.4% 4.2 1.3 70.9 17.2 ..8 11.1 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 2003 and 2002 of $2,118 and $2,029, respectively, resulting in a return on average assets of 1.38% and 1.44% and a return on average stockholders' equity of 12.89% and 13.34%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2003 and 2002 of $6,024 and $5,886, respectively, resulting in a return on average assets of 1.37% and 1.45% and a return on average stockholders' equity of 12.54% and 13.63%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $51,027 or 9.0% from $565,789 at September 30, 2002 to $616,816 at September 30, 2003. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2003 and September 30, 2002:
CNB Corporation CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
   Per Share
Total assets
Total deposits
Total Loans
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share
Ratios (1):
Annualized return on average total
     assets
Annualized return on average
     stockholders'equity

Three-Month Period Ended Sept. 30, Percent Increase 2003 2002 (Decrease)			Nine-Month Period Ended Sept. 30, Percent Increase 2003 2002 (Decrease)
5,560 3,120 2,118 2.95 0 0 616,816 513,730 343,210 197,254 66,228 92.37 1.38% 12.89%	5,463 3,005 2,029 2.83 0 0 565,789 467,454 314,031 193,973 62,621 87.36 1.44% 13.34%	1.8% 3.8 4.4 4.2 - - 9.0% 9.9 9.3 1.7 5.8 5.7 (4.2)% (3.4)%	16,483 8,794 6,024 8.39 0 0 616,816 513,730 343,210 197,254 66,228 92.37 1.37% 12.54%	15,832 8,589 5,886 8.21 0 0 565,789 467,454 314,031 193,973 62,621 87.36 1.45% 13.63%	4.1% 2.4 2.3 2.2 - - 9.0% 9.9 9.3 1.7 5.8 5.7 (5.5)% (8.0)%

(1) For the three-month period ended September 30, 2003 and September 30, 2002, average total assets amounted to $612,261 and $564,936 with average stockholders' equity totaling $65,700 and $60,848, respectively. For the nine-month period ended September 30, 2003 and September 30, 2002, average total assets amounted to $585,555 and $541,906 with average stockholders' equity totaling $64,066 and $57,564 respectively.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2003, of 4.18% and 4.31%, respectively, and 4.46% and 4.49%, respectively, for the same periods in 2002, as compared to management's long-term target of 4.50%. Net interest margins fell in 2001 due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to competitive pressure. Margins widened in 2002 as liabilities were re-priced, but falling rates in the first half of 2003 have negatively impacted margins.

Fully-tax-equivalent net interest income showed a 1.5% increase from $5,879 for the three-month period ended September 30, 2002 to $5,966 for the three-month period ended September 30, 2003. During the same period, total fully-tax-equivalent interest income decreased by 5.7% from $8,182 to $7,716 and total interest expense decreased by 24.0% from $2,303 to $1,750. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .28% from 4.46% for the three-month period ended September 30, 2002 to 4.18% for the three-month period ended September 30, 2003.

Fully-tax-equivalent net interest income showed a 3.7% increase from $17,032 for the nine-month period ended September 30, 2002 to $17,660 for the nine-month period ended September 30, 2003. During the same period, total fully-tax-equivalent interest income decreased by 3.1% from $23,996 to $23,247 and total interest expense decreased by 19.8% from $6,964 to $5,587. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .18% from 4.49% for the nine-month period ended September 30, 2002 to 4.31% for the nine-month period ended September 30, 2003.

The tables on the following four pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Total loans
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-bearing
       liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Three Months Ended 9/30/03 Three Months Ended 9/30/02 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$347,292 160,733 24,828 38,132 570,985 41,276 $612,261 $399,589 31,197 1,553 $432,339 109,948 4,274 65,700 $612,261 $570,985	$ 5,632 1,610 388 86 7,716 1,669 77 4 $ 1,750 $ 5,966 $ 156	6.49% 4.01 6.25 ..90 5.41 1.67 ..99 1.03 1.62 4.18	$310,670 161,649 27,003 28,018 527,340 37,596 $564,936 $371,533 27,336 3,867 $402,736 96,670 4,682 60,848 $564,936 $527,340	$ 5,623 2,006 429 124 8,182 2,147 124 32 $ 2,303 $ 5,879 $ 146	7.24% 4.96 6.35 1.77 6.21 2.31 1.81 3.31 2.29 4.46

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
 equity
Cash dividends declared as a percent of net
 income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average total loans
Average earning assets as a percent of
 average total assets

		1.38 12.89 0 10.73 12.89 18.92 93.26	1.44 13.34 0 10.77 13.00 19.59 93.35

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Total loans
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to
    resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-
       bearing liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Nine Months Ended 9/30/03 Nine Months Ended 9/30/02 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$344,010 150,789 25,540 25,618 545,957 39,598 $585,555 $387,589 28,599 1,381 $417,569 99,198 4,722 64,066 $585,555 $545,957	$ 16,980 4,885 1,185 197 23,247 5,323 253 11 $ 5,587 $ 17,660 $ 427	6.58% 4.32 6.19 1.03 5.68 1.83 1.18 1.06 1.78 4.31	$306,032 147,079 26,871 25,784 505,766 36,140 $541,906 $358,091 29,060 3,403 $390,554 89,822 3,966 57,564 $541,906 $505,766	$ 16,774 5,621 1,294 307 23,996 6,465 402 97 $ 6,964 $ 17,032 $ 440	7.31% 5.10 6.42 1.59 6.33 2.41 1.84 3.80 2.38 4.49

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
 equity
Cash dividends declared as a percent of net
 income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average total loans
Average earning assets as a percent of
 average total assets

		1.37 12.54 0 10.94 13.16 18.62 93.24	1.45 13.63 0 10.62 12.85 18.81 93.33

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Total loans
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 347,292 160,733 24,828 38,132 570,985 399,589 31,197 1,553 432,339 138,646 570,985	Average Volume 2002 310,670 161,649 27,003 28,018 527,340 371,533 27,336 3,867 402,736 124,604 527,340	Yield/Rate 2003 (1) 6.49% 4.01% 6.25% .90% 5.41% 1.67% ..99% 1.03% 1.62% 1.23% 3.79% .39% 4.18%	Yield/Rate 2002 (1) 7.24% 4.96% 6.35% 1.77% 6.21% 2.31% 1.81% 3.31% 2.29% 1.75% 3.92% .54% 4.46%	Interest Earned/Paid 2003 (1) 5,632 1,610 388 86 7,716 1,669 77 4 1,750 1,750 5,966	Interest Earned/Paid 2002 (1) 5,623 2,006 429 124 8,182 2,147 124 32 2,303 2,303 5,879	Variance 9 (396) (41) (38) (466) (478) (47) (28) (553) (553)	Change Due to Rate (583) (384) (7) (61) (1,035) (594) (56) (22) (672) (672)	Change Due to Volume 663 (12) (35) 45 661 162 17 (19) 160 160	Change Due to Rate X Volume (71) 0 1 (22) (92) (46) (8) 13 (41) (41)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Total loans
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 344,010 150,789 25,540 25,618 545,957 387,589 28,599 1,381 417,569 128,388 545,957	Average Volume 2002 306,032 147,079 26,871 25,784 505,766 358,091 29,060 3,403 390,554 115,212 505,766	Yield/Rate 2003 (1) 6.58% 4.32% 6.19% 1.03% 5.68% 1.83% 1.18% 1.06% 1.78% 1.37% 3.90% .41% 4.31%	Yield/Rate 2002 (1) 7.31% 5.10% 6.42% 1.59% 6.33% 2.41% 1.84% 3.80% 2.38% 1.84% 3.95% .54% 4.49%	Interest Earned/Paid 2003 (1) 16,980 4,885 1,185 197 23,247 5,323 253 11 5,587 5,587 17,660	Interest Earned/Paid 2002 (1) 16,774 5,621 1,294 307 23,996 6,465 402 97 6,964 6,964 17,032	Variance 206 (736) (109) (110) (749) (1,142) (149) (86) (1,377) (1,377)	Change Due to Rate (1,676) (860) (46) (108) (2,690) (1,558) (144) (70) (1,772) (1,772)	Change Due to Volume 2,082 142 (63) (2) 2,159 533 (6) (58) 469 469	Change Due to Rate X Volume (200) (18) 0 0 (218) (117) 1 42 (74) (74)

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

The provision for possible loan losses was $250 for the three-month period ended September 30, 2003 and $270 for the three-month period ended September 30, 2002. Net loan charge-offs/(recoveries) totaled $316 for the three-month period ended September 30, 2003 and $145 for the same period in 2002.

The provision for possible loan losses was $750 for the nine-month period ended September 30, 2003 and $760 for the nine-month period ended September 30, 2002. Net loan charge-offs/(recoveries) totaled $407 for the nine-month period ended September 30, 2003 and $414 for the same period in 2002.

The reserve for possible loan losses as a percentage of net loans was 1.33% at September 30, 2003 and 1.33% at September 30, 2002.

Securities Transactions - Security gains of $154 were taken during the first quarter of 2003 and $183 during the first quarter of 2002 to take advantage of a steeply-sloping yield curve. At September 30, 2003, December 31, 2002, and September 30, 2002 market value appreciation/(depreciation) in the securities portfolio totaled $5,604, $7,170, and $6,840. As indicated, market values have remained strong due to lower market interest rates.

Other Income - Other income, net of any gains/losses on security transactions, increased by 14.1% from $1,456 for the three-month period ended September 30, 2002 to $1,662 for the three-month period ended September 30, 2003.

Other income, net of any gains/losses on security transactions, increased by 13.9% from $3,925 for the nine-month period ended September 30, 2002 to $4,471 for the nine-month period ended September 30, 2003.

This increase in the three-month and nine-month period ended September 30, 2003 other income was due to an increase in deposit account volumes, higher merchant discount income, and an increase in volume in the mortgage loan department.

Other Expenses - Other expenses increased by 4.8% from $3,914 for the three-month period ended September 30, 2002 to $4,102 for the three-month period ended September 30, 2003. The major components of other expenses are salaries and employee benefits which increased 4.9% from $2,394 to $2,512; occupancy expense which increased 6.1% from $510 to $541; and other operating expenses which increased by 3.9% from $1,010 to $1,049.

Other expenses increased by 8.5% from $11,351 for the nine-month period ended September 30, 2002 to $12,314 for the nine-month period ended September 30, 2003. The major components of other expenses are salaries and employee benefits which increased 8.5% from $7,114 to $7,718; occupancy expense which increased 7.8% from $1,479 to $1,594; and other operating expense which increased by 8.8% from $2,758 to $3,002.

                                           21

NET INCOME (continued)

The increase in the three-month and nine-month period ended September 30, 2003 salaries and employee benefits was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage, and the addition of the North Myrtle Beach Office. Looking ahead, occupancy expense will grow in late 2003 due to the construction of a new Main Office Banking Center.

Income Taxes - Provisions for income taxes increased 2.7% from $976 for the three-month period ended September 30, 2002 to $1,002 for the three-month period ended September 30, 2003. Income before income taxes less interest on tax-exempt investment securities increased by 5.2% from $2,722 for the three-month period ended September 30, 2002 to $2,864 for the same period in 2003. State tax liability increased as income before income taxes increased 3.8% from $3,005 to $3,120 during the same period.

Provisions for income taxes increased 2.5% from $2,703 for the nine-month period ended September 30, 2002 to $2,770 for the nine-month period ended September 30, 2003. Income before income taxes less interest on tax-exempt investment securities increased by 3.6% from $7,735 for the nine-month period ended September 30, 2002 to $8,012 for the same period in 2003 and state tax liability increased as income before income taxes increased 2.9% from $8,589 to $8,794 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $66,228, $61,125, $53,996 and $48,606 at September 30, 2003, December 31, 2002, December 31, 2001, and December 31, 2000, representing 10.74%, 10.73%, 10.68%, and 10.32% of total assets, respectively. At September 30, 2003, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

CONTROLS AND PROCEDURES

(a) Based on their evaluation of the Company's disclosure controls and procedures as of October 14, 2003, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           23

EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the quarter covered by this report.

EXHIBIT INDEX

All exhibits, the filing of which are required with this Form, are listed below

Exhibit 31.1     Certification of Principal Executive Officer required by Rule 13a-
     14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)(page 25).

Exhibit 31.2     Certification of Principal Financial Officer required by Rule 13a-
     14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)(page 26).

Exhibit 32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)(page 27).

Exhibit 32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)(page 28).

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

Date:  November 14, 2003

Exhibit 31.1
CERTIFICATION

               I, W. Jennings Duncan, Chief Executive Officer, certify that;

1.    I have reviewed this quarterly report on Form 10-Q of CNB Corporation;

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

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
      Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

      c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d)  Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
      (or persons performing the equivalent function):

      a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  November 14, 2003                         /s/W. Jennings Duncan
                                                 W. Jennings Duncan
                                                 President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

               I, Paul R Dusenbury, Chief Financial Officer, certify that;

1.    I have reviewed this quarterly report on Form 10-Q of CNB Corporation;

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

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
      Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

      c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d)  Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
      (or persons performing the equivalent function):

      a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  November 14, 2003                         /s/Paul R. Dusenbury
                                                 Paul R. Dusenbury
                                                 Treasurer and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of CNB Corporation on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, W. Jennings Duncan, President and Chief Executive Officer of the CNB Corporation, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The above-listed Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the above-listed Form 10-Q fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2003	/s/W. Jennings Duncan W. Jennings Duncan President and Chief Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of CNB Corporation on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Paul R. Dusenbury, Treasurer and Chief Financial Officer of CNB Corporation, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The above-listed Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the above-listed Form 10-Q fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2003	/s/Paul R. Dusenbury Paul R. Dusenbury Treasurer and Chief Financial Officer