Form 10-K
period 2003-12-31
CNB CORP /SC/
filed 2004-03-15
CIK 764581

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-K

(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).  Yes___.  No  X .

     As of February 29, 2004, 717,657 shares of Common Stock of CNB Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates based upon the price at which stock was sold during the 60 days prior to the date of filing) was approximately $73,320,564.

No Documents have been incorporated by reference.

TABLE OF CONTENTS

PART I

Page
ITEM 1 ITEM 2 ITEM 3 ITEM 4	Description of Business and Supplementary Data Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1-23 24 24 25

PART II

ITEM 5 ITEM 6 ITEM 7 ITEM 7A ITEM 8 ITEM 9 ITEM 9A

Market for the Registrant's Common Stock and Related
Security Holder Matters
Selected Financial Data
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market
Risk
Financial Statements and Supplementary Data
Changes In and Disagreements on Accounting and
Financial Disclosure
Controls and Procedures

25 26 26-33 33 34-58 59 59

PART III

ITEM 10 ITEM 11 ITEM 12 ITEM 13 ITEM 14 ITEM 15

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners
and Management
Certain Relationships and Related Transactions
Principal Accounting Fees and Services
Exhibits, Financial Statement Schedules, Notes to
Financial Statements, and Reports on Form 8-K

59-63 64-67 68 68 69 70

Signature	71
Audit Committee Report	72

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

The Company and the Bank compete with those banks and other financial institutions that compete with the Bank.  See "Competition."  In addition, if the Company attempts to form or acquire other entities and engage in activities closely related to banking the Company will be competing with other bank holding companies, financial holding companies, and companies currently engaged in lines of business or permissible activities in which the Company might engage, many of which have far greater assets and financial resources than the Company and a greater capacity to raise additional debt and equity capital than the Company.

                              DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry and Georgetown Counties, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South Carolina
The Bank became a national bank operating as The Conway National Bank in 1914. On June
10, 1985, the Bank was reorganized into a bank holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock.  In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway.  Since that time,  the following offices have been opened: Coastal Centre in Conway, Horry County, (1969); Surfside
in Surfside Beach, Horry County, (1971);  Northside, north of Myrtle Beach, Horry
County, (1977); Red Hill in Conway, Horry County, (1981); Socastee, in the southern portion of Myrtle Beach, Horry County, (1986); Aynor in the Town of Aynor, Horry County,
(1991), Myrtle Beach in the City of Myrtle Beach, Horry County, (1995), West Conway,
in Conway, Horry County, (1998), Murrells Inlet in Murrells Inlet, Georgetown County,
(2000) and North Myrtle Beach in the City of North Myrtle Beach, Horry County, (2002).
The Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office was expanded in 1980.  The Third Avenue office, which houses the Bank's administrative offices and data processing facilities was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Bank employs approximately 224 full-time-equivalent employees at its principal office and eleven branch offices.

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
                                          COMPETITION

The Bank actively competes with other institutions in Horry County and the Waccamaw
Neck region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of six regional banks, three state-wide banks, ten locally owned banks in Horry and
Georgetown Counties and various other financial and thrift institutions. The regional banks are Bank of America, RBC Centura, First Citizens Bank and Trust Company, Branch
Bank and Trust, Carolina First Savings Bank, and Wachovia, N.A.  The statewide banks are National Bank of South Carolina, First Federal Savings Bank, and First Palmetto
Savings Bank.  The locally owned banks are Anderson Brothers Bank, Coastal Federal
Savings Bank, Horry County State Bank, Sandhills Bank, Beach First National Bank,
Plantation Federal Savings Bank, Carolina Bank and Trust, Citizens Bank of Olanta,
Crescent Bank, and Sunbank, N.A. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

                                DESCRIPTION OF COMPANY STOCK

General

The Company is authorized to issue 1,500,000 shares of Company Stock and as of December
31, 2003, has 718,246 shares issued and 717,409 shares outstanding. The holders of
Company Stock are entitled to one vote per share.  Holders of shares of Company  Stock do not have pre-emptive rights to purchase any additional shares of Company Stock and do not have cumulative voting rights in the election of directors.  Without pre-emptive rights, stockholders could experience dilution of their voting power and of their equity interest in the Company.

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

                        DISCUSSION OF FORWARD-LOOKING STATEMENTS

Information in the enclosed report, other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk condition, and future regulatory actions of the Comptroller of the
Currency and Federal Reserve System.  It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-
looking statements.

SUPPLEMENTARY DATA

QUARTERLY SHAREHOLDER INFORMATION

CNB CORPORATION
QUARTERLY SHAREHOLDER INFORMATION
(All Dollar Amounts, Except Per Share Data, in Thousands)

Summary of Operating Results by Quarter

First Quarter		Second Quarter		Third Quarter		Fourth Quarter

Total interest income
Total interest expense
Net interest income
Provision for possible
 loan losses
Total other operating income
Total other operating expenses
Income before income taxes
Income taxes
Net Income
Net income per weighted
   average shares outstanding

2003 $7,593 1,969 5,624 280 1,462 4,044 2,762 854 $1,908 $ 2.66	2002 $7,648 2,346 5,302 275 1,352 3,685 2,694 838 $1,856 $ 2.59	2003 $7,681 1,868 5,813 220 1,487 4,168 2,912 914 $1,998 $ 2.78	2002 $7,872 2,315 5,557 215 1,300 3,752 2,890 889 $2,001 $ 2.79	2003 $7,567 1,750 5,817 250 1,654 4,102 3,119 1,002 $2,117 $ 2.95	2002 $8,036 2,303 5,733 270 1,456 3,914 3,005 976 $2,029 $ 2.83	2003 $7,625 1,637 5,988 210 1,514 4,923 2,369 727 $1,642 $ 2.29	2002 $7,788 2,104 5,684 225 1,355 4,808 2,006 710 $1,296 $ 1.81

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

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/03 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$346,110 156,783 25,375 24,111 $552,379 40,292 $592,671 $391,856 28,752 1,389 $421,997 101,310 4,714 64,650 $592,671 $552,379	$ 22,565 6,623 1,564 246 $30,998 $ 6,877 334 13 $ 7,224 $ 23,774 $ 532	6.52% 4.22 6.16 1.02 5.61 1.75 1.16 .94 1.71 4.30%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

1.29% 11.86 37.44 10.91 13.11 18.68 93.20%

(2) The Company had no out-of-period adjustments or foreign activities.
    Loan fees of $282 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $351 as of December 31, 2003 are included in loans, net
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

 CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2003 and 2002
(Dollars in Thousands)

  Earning Assets:
  Loans, Net of unearned
   income (2)
  Investment securities:
   Taxable
   Tax-exempt
  Federal funds sold and
   securities purchased
   under agreement to resell

  Total Earning Assets

  Interest-bearing
   Liabilities:

  Interest-bearing deposits
  Federal funds purchased
   and securities sold under
   agreement to repurchase
  Other short-term
   borrowings

  Total Interest-bearing
   Liabilities
  Interest-free Funds
   Supporting Earning Assets

  Total Funds Supporting
  Earning Assets

  Interest Rate Spread
  Impact of Non-interest-
   bearing Funds on Net
   Yield on Earning Assets

  Net Yield on Earning    Assets

Average Volume 2003 $346,110 156,783 25,375 24,111 $552,379 $391,856 28,752 1,389 421,997 130,382 $552,379	Average Volume 2002 $309,351 150,050 26,734 23,970 $510,105 $361,907 27,962 3,160 393,029 117,076 $510,105	Yield/Rate 2003 (1) 6.52% 4.22% 6.16% 1.02% 5.61% 1.75% 1.16% .94% 1.71% 1.31% 3.90% .40% 4.30%	Yield/Rate 2002 (1) 7.22% 4.99% 6.41% 1.57% 6.26% 2.34% 1.77% 3.64% 2.31% 1.78% 3.95% .53% 4.48%	Interest Earned/Paid 2003 (1) $22,565 6,623 1,564 246 $30,998 $ 6,877 334 13 7,224 $ 7,224 $23,774	Interest Earned/Paid 2002 (1) $22,343 7,493 1,714 377 $31,927 $ 8,458 495 115 9,068 $ 9,068 $22,859	Variance $222 (870) (150) (131) $ (929) $(1,581) (161) (102) (1,844) $(1,844)	Change Due to Rate $(2,165) (1,155) (67) (132) 4 $(3,519) $(2,135) (171) (85) (2,391) $(2,391)	Change Due to Volume $2,654 336 (87) 2 $2,905 $ 701 14 (64) 651 $ 651	Change Due to Rate X Volume $(267) (51) 4 (1) $(315) $(147) (4) 47 (104) $(104)

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
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

INVESTMENT SECURITIES

 The purpose of the investment policy of the Bank is to ensure that the investment securities portfolio shall be managed to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: ensure adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; ensure collateral is available for pledging; and manage asset-quality diversification of the bank's assets.  During 2002, investment securities grew as a percentage of total assets due to weakened loan demand within our market.  However, loan demand began to increase during the fourth quarter of 2002 and throughout 2003.  At December 31, 2003 and 2002, the Loans/Total Assets ratios were 60.3% and 57.2%, respectively, as compared to 58.6% at December 31, 2001. Investment securities and federal funds sold have correspondingly risen and fallen as a percentage of total assets.

Investment securities with a par value of $85,195, $79,880, and $76,640 at December 31, 2003, 2002, and 2001, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2003, 2002, and 2001.

AVAILABLE FOR SALE	December 31, 2003 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years	$ 8,809 149,917 158,726	$ 174 3,484 3,658	$ - 273 273	$ 8,983 153,128 162,111	4.36% 4.00% 4.02%
State, county and municipal Within one year One to five years Six to ten years Over ten years Mortgage Backed Over ten years Other restricted CRA Qualified Investment Fund Total available for sale	185 10,283 6,961 288 17,717 1,071 311 $177,825	1 522 492 4 1,019 - - $ 4,677	- - - - - 19 - $ 292	186 10,805 7,453 292 18,736 1,052 311 $182,210	7.03% 5.68% 6.81% 5.92% 6.14% 3.59% -% 4.23%
HELD TO MATURITY Federal agencies Within one year	$ 2,000	$ 55	$ -	$ 2,055	6.44%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS,AT COST Federal Reserve & Federal Home Loan Bank Stock	1,562 3,086 1,433 6,081 $ 8,081 $ 1,284	30 227 123 380 $ 435 $ -	- - - - $ - $ -	1,592 3,313 1,556 6,461 $ 8,516 $ 1,284	6.98% 7.40% 6.97% 7.19% 7.01% 4.64%

 (1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                            14

INVESTMENT SECURITIES, continued

AVAILABLE FOR SALE	December 31, 2002 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,488 122,681 10,000 142,129	$ 230 4,885 567 5,682	$ - - - -	$ 9,678 127,566 10,567 147,811	5.89% 4.80% 5.96% 4.96%
State, county and municipal One to five years Six to ten years Other restricted CRA Qualified Investment Fund Total available for sale	8,192 8,722 16,914 298 $159,341	340 551 891 - $ 6,573	- - - - $ -	8,532 9,273 17,805 298 $165,914	5.22% 6.40% 5.83% -% 5.05%
HELD TO MATURITY Federal agencies Within one year One to five years	$ 2,000 2,002 4,002	$ 8 131 139	$ - - -	$ 2,008 2,133 4,141	6.38% 6.44% 6.41%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS,AT COST Federal Reserve & Federal Home Loan Bank Stock	2,675 4,592 1,836 9,103 $ 13,105 $ 1,394	36 296 126 458 $ 597 $ -	- - - - $ - $ -	2,711 4,888 1,962 9,561 $ 13,702 $ 1,394	6.18% 6.70% 6.60% 6.53% 6.49% 5.32%

 (1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

AVAILABLE FOR SALE	December 31, 2001 Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,927 96,652 14,612 121,191	$ 173 2,050 328 2,551	$ - 174 - 174	$10,100 98,528 14,940 123,568	5.60% 5.46% 5.76% 5.51%
State, county and municipal One to five years Six to ten years After ten years Other restricted CRA Qualified Investment Fund Total available for sale	3,652 11,640 854 16,146 278 $137,615	48 149 3 200 - $ 2,751	29 146 10 185 - $ 359	3,671 11,643 847 16,161 278 $140,007	5.38% 5.89% 6.34% 5.80% 9.45% 5.55%
HELD TO MATURITY Federal agencies Within one year One to five years	$ 3,013 7,011 10,024	$ 31 295 326	$ - - -	$ 3,044 7,306 10,350	5.07% 6.77% 6.26%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity OTHER INVESTMENTS,AT COST Federal Reserve & Federal Home Loan Bank Stock	1,570 5,931 3,180 10,681 $ 20,705 $ 1,394	20 187 80 287 $ 613 $ -	- - 6 6 $ 6 $ -	1,590 6,118 3,254 10,962 $ 21,312 $ 1,394	5.88% 6.39% 6.39% 6.31% 6.29% 7.03%

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

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2003, 2002, 2001, 2000, and 1999 by major classification:

2003	2002	2001	2000	1999

Real Estate Loans-mortgage
                 -construction
Loans to farmers
Commercial and industrial loans
Loans to individuals for household
  family and other consumer
  expenditures
All other loans, including
  Overdrafts
  Gross Loans
    Less unearned income
   Less reserve for loan losses
    Net loans

$228,556 44,099 1,537 53,559 32,884 1,399 362,034 0 (4,524) $357,510	$214,554 28,297 1,674 47,631 31,953 1,513 325,622 0 (4,155) $321,467	$187,808 28,324 1,316 44,351 32,015 2,800 296,614 (7) (3,763) $292,844	$191,329 20,590 1,376 45,929 34,775 1,698 295,697 (49) (3,782) $291,866	$163,614 21,013 1,447 45,742 33,864 1,736 267,416 (275) (3,451) $263,690

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The Company's loan portfolio consisted of approximately $248,691 and $234,201 in fixed rate loans as of December 31, 2003 and 2002, respectively. At December 31, 2003, and 2002, fixed rate loans with maturities in excess of one year amounted to approximately $196,337 and $185,966, respectively. Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2003, 2002, 2001, 2000, 1999:

	2003	2002	2001	2000	1999
Nonaccrual loans Accruing loans which are contractually past due 90 days or more as to principal or interest payments Restructured trouble debt	$ 351 $ 130 None	$ 697 $ 118 None	$ 633 $ 138 None	$ 305 $ 189 None	$ 527 $ 142 None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Interest included in income during the year Interest which would have been included at the original contract rates	$ 9 $ 26	$ 19 $ 63	$ 12 $ 66

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

As of December 31, 2003, loans which management had serious concerns about the borrower being able to repay were put into a non-accrual status which are disclosed under "Risk Elements".

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2003, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2003, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

OTHER INTEREST-BEARING ASSETS

As of December 31, 2003, the Company does not have any interest‑bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for each reported period, in thousands of dollars, is summarized as follows:

Year Ended December 31, 2003 2002 2001 2000 1999
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
period	$346,110 $ 4,155 431 59 392 882 115 26 150 $ 291 $ 591 $ 960 $ 4,524 .17%	$309,351 $ 3,763 412 97 447 956 191 30 142 $ 363 $ 593 $ 985 $ 4,155 .19%	$294,837 $ 3,782 383 96 470 949 106 31 168 $ 305 $ 644 $ 625 $ 3,763 .22%	$284,431 $ 3,451 186 134 426 746 92 19 146 $ 257 $ 489 $ 820 $ 3,782 .17%	$248,616 $ 3,132 254 3 559 816 103 21 216 $ 340 $ 476 $ 795 $ 3,451 .19%

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

Based upon all relevant factors, Management anticipates net charge-offs to be approximately $670 during 2004.

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in the thousands of dollars:

Years Ended December 31,
Noninterest bearing demand deposits Interest bearing demand deposits Savings deposits Time deposits Total deposits	2003 $101,310 63,437 44,899 283,520 $493,166	2002 $ 90,431 58,683 32,874 270,350 $452,338	2001 $ 80,218 53,225 26,931 252,714 $413,088

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

Years Ended December 31,
Interest bearing demand deposits Savings Deposits Time deposits	2003 .29% 1.26% 2.16%	2002 .30% 1.63% 2.87%	2001 .72% 2.21% 4.99%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2003:

Maturity within 3 months or less Over 3 through 6 months Over 6 through 12 months Over 12 months Total	$37,589 22,833 18,043 8,510 $86,975

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

Years Ended December 31,
Return on average total assets Return on average stockholders' equity Cash dividend payout ratio Average equity to average assets ratio	2003 1.29% 11.86% 37.44% 10.91%	2002 1.31% 12.19% 37.45% 10.77%	2001 1.28% 12.25% 38.96% 10.42%

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance. No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of short-term borrowings at December 31 of each reported period, in thousands of dollars:

December 31,
Federal funds purchased and securities sold under agreement to repurchase	2003 $24,760	2002 $26,219	2001 $32,821

The following information relates to short-term borrowings outstanding during 2003, 2002, and 2001:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
Federal funds purchased and securities sold under agreement to repurchase	2003 $32,256	2002 $33,091	2001 $36,702	2003 .96%	2002 1.41%	2001 1.91%

Year ended December 31,
Federal funds purchased and securities sold under agreement to repurchase- average daily amount outstanding Weighted average interest rate paid	2003 $28,752 1.16%	2002 $27,962 1.77%	2001 $30,882 3.46%

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent offices in Horry County and one permanent office in Georgetown County, for a total of twelve offices.  The principal office, located at 1400 Third Avenue in Conway, houses the Bank's administrative offices and data processing facilities.  This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet.  In addition, the Bank has a 1,128 square foot building for express banking services adjacent to the principal office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet) and North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet). Of the twelve offices, the bank owns the principal office, the office at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet and North Myrtle Beach.  One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased three future office sites.  The sites consist of 1.1 acres on Highway 701 north of Conway, 3.24 acres on Highway 9 west of North Myrtle Beach, and 2.0 acres on Highway 17 in Pawleys Island. The company anticipates building offices on the other sites within the next two to six years, depending on market conditions. Additionally, the Bank has contracted to build a new $5.3 million 24,000 square foot banking office at the principal site with plans to convert the existing 33,616 square foot building into an operations and administrative center.  Anticipated completion of this project is in the first quarter of 2004.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2003.

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

On May 13, 2003, at the Annual Meeting of CNB Corporation, the security holders:

1) Nominated and elected three directors to serve for a three-year term; and

2) Ratified the appointment of Elliott Davis, LLC as independent auditors for the Company and its subsidiary for the year ending December 31,
   2003.

PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

As of December 31, 2003, there were approximately 736 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  Most of the limited trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares of Company stock.  Some private trading of Company stock has occurred without any participation in the transaction by the officers of the Company other than to effect the transfer on the Company's shareholder records. Accordingly, management of the Company is not aware of the prices at which all shares of Company stock have traded. The following table sets forth the prices known to management of the Company at which shares of Company stock have traded in each quarter within the two most recent fiscal years.

	2003		2002
First Quarter Second Quarter Third Quarter Fourth Quarter	High $116.00 $124.00 $124.00 $141.00	Low $116.00 $116.00 $124.00 $124.00	High $107.00 $110.00 $110.00 $116.00	Low $107.00 $107.00 $110.00 $110.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $4.00 per share in 2003, $3.75 per share in 2002, $3.50 per share in 2001, 2000, 1999 and 1998, $3.00 per share in 1997, 1996 and 1995, $2.00 per share in 1994, 1993 and 1992, $1.50 per share in 1991, and $1.00 per share in the years 1985 through 1990.  In addition, the Company may from time to time pay a stock dividend. The Company paid a 20% stock dividend in September 2000, a 25% stock dividend in September 1997, a 20% stock dividend in September 1994, a 50% stock dividend in July 1989, a 20% stock dividend in August 1987 and a 15% stock dividend in November 1985.  There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

Year Ended December 31,

Selected Income Statement Data:
Total Interest Income
Total Interest Expense
Net Interest Income
Provisions for Possible Loan Losses
Net Interest Income after Provision
  for Possible Loan Losses
Total Other Operating Income
Total Other Operating Expense
Income Before Income Taxes
Income Taxes
Net Income

Per Share:
Net Income Per Weighted Average
  Shares Outstanding*
Cash Dividend Paid Per Share
Weighted Average Shares
  Outstanding*

2003 $ 30,466 7,224 23,242 960 22,282 6,117 17,237 11,162 3,497 $ 7,665 $ 10.68 $ 4.00 717,536	2002 $ 31,344 9,068 22,276 985 21,291 5,463 16,159 10,595 3,413 $ 7,182 $ 10.02 $ 3.75 716,866	2001 $ 33,963 14,822 19,141 625 18,516 5,337 14,606 9,247 2,812 $ 6,435 $ 9.00 $ 3.50 714,618	2000 $ 34,275 14,825 19,450 820 18,630 4,562 13,961 9,231 2,920 $ 6,311 $ 8.82 $ 3.50 715,656	1999 $ 31,743 13,044 18,699 795 17,904 4,307 13,030 9,181 3,076 $ 6,105 $ 8.53 $ 3.50 716,209

*Restated for a 20% stock dividend issued during 2000.

Selected Balance Sheet Data: Assets Net Loans Investment Securities Federal Funds Sold Deposits: Non-Interest-Bearing Interest-Bearing Total Deposits Stockholders' Equity	$599,978 357,510 191,575 1,000 $101,684 401,429 $503,113 $ 64,623	$569,490 321,467 180,413 22,000 $100,225 368,084 $468,309 $ 61,125	$505,725 292,844 162,106 3,950 $ 88,995 321,648 $410,643 $ 53,996	$471,076 291,866 131,190 9,875 $ 76,342 314,388 $390,730 $ 48,606	$455,702 263,690 144,019 11,150 $ 72,728 302,775 $375,503 $ 43,712

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans, net of unearned income, increased 9.8% from $296,607 at December 31, 2001 to $325,622 at December 31, 2002; and 11.2% from December 31, 2002 to $362,034 at December 31, 2003.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area declined in 2001 due to recessionary pressures coupled with the effects of the September 11 terrorist attacks on consumer confidence but showed signs of recovery in 2002 which continued through 2003. Loans, net of unearned income, decreased as a percentage of total assets from 58.6% at year-end 2001 to 57.2% at year-end 2002 and increased to 60.3% at year-end 2003. Correspondingly, investment securities and federal funds sold increased as a percentage of total assets from 32.8% at year-end 2001 to 35.5% at year-end 2002 and decreased to 32.1% at year-end 2003 as investments have been utilized to balance the growth in loan outstandings.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets increased from 7.3% in 2000 to 8.6% in 2001 due to the purchase of the existing Surfside Beach office site in early 2001 and increased from 7.3% at year-end 2002 to 7.6% at year-end 2003 due to the beginning of construction of a $5.3 million banking office in Conway. Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have declined as a percentage of total assets from 17.6% at December 31, 2001 to 16.9% at December 31, 2003.  Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets declined from 70.5% at December 31, 2001 to 70.4% at December 31, 2002 but rose to 71.2% at December 31, 2003.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2003, 2002 and 2001:

Assets: Earning assets: Loans Investment securities: Taxable Tax-exempt Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	December 31, 2003 2002 2001
	60.3% 27.8 4.1 .2 92.4 7.6 100.0%	57.2% 26.9 4.7 3.9 92.7 7.3 100.0%	58.6% 26.7 5.3 .8 91.4 8.6 100.0%

Liabilities and stockholder's equity:
     Interest-bearing liabilities:
       Interest-bearing deposits
       Federal funds purchased and securities sold
        under agreement to resell
       Other short-term borrowings
        Total interest-bearing liabilities
     Noninterest-bearing deposits
     Other liabilities
     Stockholders' equity
      Total liabilities and stockholders' equity

	66.9% 4.1 .2 71.2 16.9 1.1 10.8 100.0%	64.6% 4.6 1.2 70.4 17.6 1.3 10.7 100.0%	63.6% 6.5 .4 70.5 17.6 1.2 10.7 100.0%

Results of Operation

CNB Corporation and subsidiary recognized earnings in 2003, 2002 and 2001 of $7,665, $7,182, and $6,435, respectively, resulting in a return on average assets of 1.29%, 1.31%, and 1.28% and a return on average stockholders' equity of 11.86%, 12.19% and 12.25%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income ‑ Other Income) and to control other expenses (see Net Income - Other Expenses).  These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $599,978 at December 31, 2003 as compared to $569,490 at December 31, 2002 and $505,725 at December 31, 2001. The following table sets forth the financial highlights for fiscal years 2003, 2002, and 2001.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2003	2002 to 2003 Percent Increase (Decrease)	December 31, 2002	2001 to 2002 Percent Increase (Decrease)	December 31, 2001
Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share (weighted average
  of shares outstanding)

Cash dividends declared

   Per Share

Total assets
Total deposits
Loans
Investment securities
Stockholders' equity
    Book value per share
   (actual number of shares
    outstanding)

Ratios (1):
Return on average total assets
Return on average stockholders'
equity	$ 22,282 11,162 7,665 $ 10.68 2,870 $ 4.00 $599,978 503,113 362,034 191,575 64,623 $ 90.08 1.29% 11.86%	4.7% 5.4 6.7 6.6 6.7 6.7 5.4% 7.4 11.2 6.2 5.7 5.7 1.5 (2.7)	$ 21,291 10,595 7,182 $ 10.02 2,690 $ 3.75 $569,490 468,309 325,622 180,413 61,125 $ 85.22 1.31% 12.19%	15.0% 14.6 11.6 11.3 7.3 7.1 12.6% 14.0 9.8 11.3 13.2 13.0 2.3 (.5)	$ 18,516 9,247 6,435 $ 9.00 2,507 $ 3.50 $505,725 410,643 296,607 162,106 53,996 $ 75.40 1.28% 12.25%

 (1)  For the fiscal years ended December 31, 2003, 2002, and 2001, average total assets amounted to $592,671, $546,617, and $504,396 with average stockholders'
      equity totaling $64,650, $58,897, and $52,543, respectively.

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

The Bank maintained net interest margins in 2003, 2002 and 2001 of 4.3%, 4.5%, and 4.2%, respectively, as compared to management's long-term target of 4.5%. The 2001 net interest margin fell to 4.2% due to an unusually rapid decline in market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to strong competitive pressure. Fully-tax-equivalent net interest income shrank from $19,847 in 2000 to $19,621 in 2001 and grew to 22,859 in 2002 and $23,774 in 2003.  During the three-year period, total fully-tax-equivalent interest income decreased by 7.3% from $34,443 in 2001 to $31,927 in 2002 and decreased 2.9% in 2003 to $30,998.  Over the same period, total interest expense decreased 38.8% from $14,822 in 2001 to $9,068 in 2002 and decreased 20.3% to  $7,224 in 2003. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.2% in 2001, 4.5% in 2002 and 4.3% in 2003.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2003, 2002, and 2001. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially effect earnings.

Interest Rate Sensitivity Analysis
December 31, 2003

1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years

Rate Sensitive Assets (RSA)
  Federal Funds Sold
  Investment Securities
  Loans (net of non-accruals $351)
Total, RSA

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of
  $100,000 or more
All Other Time Deposits
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements

Total RSL
RSA-RSL
Cumulative RSA-RSL
Cumulative RSA/RSL

$ 1,000 0 113,343 $114,343 $ 0 0 24,760 $ 24,760 $ 89,583 $ 89,583 1.28	$ 0 23,620 22,625 $ 46,245 $ 37,589 38,792 0 $ 76,381 $(30,136) $ 59,447 1.59	$ 0 31,000 14,817 $ 45,817 22,833 35,181 0 $ 58,014 $(12,197) $ 47,250 1.30	$ 0 31,355 14,561 $ 45,916 18,043 41,699 0 $ 59,742 $(13,826) $ 33,424 1.15	$ 0 90,910 132,126 $223,036 4,284 9,383 0 $ 13,667 $209,369 $242,793 2.04	$ 0 13,406 64,211 $ 77,617 4,226 3,452 0 $ 7,678 $ 69,939 $312,732 2.30

                                         30

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the bank to maintain the reserve for loan losses at the greater of 1.20% of net loans or the percentage based on the actual loan loss experience over the previous five years. In addition, management may increase the reserve to a level above these guidelines to cover potential losses identified during the ongoing in-house problem loan identification process.  The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $960 in 2003, $985 in 2002 and $625 in 2001. Net loan charge-offs totalled $591 in 2003, $593 in 2002, and $644 in 2001 with net charge-offs being centered in consumer purpose loans during each period.  The reserve for loan losses as a percentage of net loans was 1.27% at December 31, 2003, 1.29% at December 31, 2002, and 1.28% at December 31, 2001.  The decreased provision during 2001 was due to a decrease in the rate of loan growth.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $4,820 at December 31, 2003, $7,170 at December 31, 2002, and $2,999 at December 31, 2001. The market value of investment securities rose in 2001, 2002 and 2003 as overall market rates declined. Security gains of $169, $183 and $153 were taken in 2001, 2002 and 2003 on sales of $11,213, $6,199 and $6,376 in short-term available-for-sale securities, respectively.  2001 gains were taken while selling securities near maturity and investing further out on a steeply-sloping yield curve.  2002 and 2003 gains were taken to supplement liquidity.

Other Income -  Other income, net of any securities gains/(losses), increased by 2.2% from $5,168 in 2001 to $5,280 in 2002 and grew 13.0% from $5,280 in 2002 to $5,964 in 2003.  Other income rose in 2001, 2002 and 2003 due to continued growth in deposit account activity, higher merchant discount income and increased refinancing volume in the mortgage loan department.  Mortgage loan department income is budgeted to show a significant decrease in 2004 as mortgage refinancing is expected to decline.

Other Expenses - Other expenses increased by 10.6% from $14,606 in 2001 to $16,159 in 2002 and 6.7% from $16,159 in 2002 to $17,237 in 2003.  The components of other expenses are salaries and employee benefits of $9,282, $10,147, and $10,961; occupancy and furniture and equipment expenses of $1,876, $2,134, and $2,171; and other operating expenses of $3,448, $3,878, and $4,105 for 2001, 2002, and 2003, respectively. The increase in salaries and employee benefits reflects compensation increments, the increased costs of providing employee benefits, and an increase from 210 to 224 full-time equivalent employees over the three-year period. The addition of the North Myrtle Beach Office in 2002 impacted occupancy and furniture and equipment expense and non-interest expense should grow in 2004 due to the completion of the new $5.3 million Conway Banking Office.

Income Taxes - Provisions for income taxes increased 21.4% from $2,812 in 2001 to $3,413 in 2002 and increased 2.5% from $3,413 in 2002 to $3,497 in 2003.  Income tax liability has increased in 2002 and 2003 as income before income taxes has increased 14.5% and 5.4%, respectively.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8-LINES OF CREDIT).  The Company has cash balances on hand of $5,282, $5,719, and $5,248 at December 31, 2003, 2002, and 2001 with liabilities, consisting of cash dividends payable, totalling $2,870, $2,690, and $2,507, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2003, the Bank had issued commitments to extend credit of $39.3 million, standby letters of credit of $.8 million, and no commitments to purchase securities (see NOTE 10-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Obligations under noncancelable operating lease agreements totaled $20 thousand at December 31, 2003.  These obligations are payable over several years as shown in NOTE 11 - COMMITMENTS AND CONTINGENCIES.

CAPITAL RESOURCES

Total stockholders' equity was $64,623, $61,125, and $53,996 at December 31, 2003, 2002, and 2001, representing 10.77%, 10.73%, and 10.68% of total assets, respectively. At December 31, 2003, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ITEM 7.A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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
DECEMBER 31, 2003, 2002 AND 2001

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      FINANCIAL STATEMENTS
         Consolidated balance sheets
         Consolidated statements of income
         Consolidated statements of stockholders' equity
         Consolidated statements of comprehensive income
         Consolidated statements of cash flows

      NOTES TO FINANCIAL STATEMENTS

36 37 38 39 40 41 42 - 58

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

INDEPENDENT ACCOUNTANTS' REPORT

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the accompanying consolidated balance sheets of CNB Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and Subsidiary at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC

Columbia, South Carolina
January 23, 2004

Internationally-Moore Stephens Elliott Davis, LLC

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
    (fair value $8,516 in 2003 and $13,702 in 2002)

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
      issued 718,246 shares in 2003 and 2002
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income

   Less 837 in 2003 and 951 in 2002 shares held in Treasury at cost
         Total stockholders' equity

2003 $ 25,021 1,000 182,210 8,081 1,284 362,034 4,524 357,510 17,068 4,358 3,446 $ 599,978 $ 101,684 401,429 503,113 24,760 970 6,512 535,355 7,182 34,801 20,113 2,631 64,727 104 64,623 $ 599,978	2002 $ 25,217 22,000 165,914 13,105 1,394 325,622 4,155 321,467 12,449 4,527 3,417 $ 569,490 $ 100,225 368,084 468,309 26,219 6,509 7,328 508,365 7,182 34,783 15,318 3,944 61,227 102 61,125 $ 569,490

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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

 NET INCOME PER SHARE OF COMMON STOCK

2003 $ 22,565 6,623 1,032 7,655 246 30,466 6,877 334 - 13 7,224 23,242 960 22,282 3,443 2,521 153 6,117 8,295 2,666 1,027 1,144 308 507 1,077 2,213 17,237 11,162 3,497 $ 7,665 $ 10.68	2002 $ 22,343 7,493 1,131 8,624 377 31,344 8,458 495 88 27 9,068 22,276 985 21,291 3,212 2,068 183 5,463 7,761 2,386 940 1,194 346 411 898 2,223 16,159 10,595 3,413 $ 7,182 $ 10.02	2001 $ 24,967 6,778 931 7,709 1,287 33,963 13,577 1,070 111 64 14,822 19,141 625 18,516 3,015 2,153 169 5,337 7,212 2,070 853 1,023 218 447 863 1,920 14,606 9,247 2,812 $ 6,435 $ 9.00

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2002, and 2001
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumu- lated other compre- hensive income	Treasury stock	Total stock- holders' equity

         BALANCE, DECEMBER 31, 2000

            Net income
            Cash dividend declared, $3.50 per share
            Treasury stock transactions, net
            Gain on sale of treasury stock
            Net change in unrealized holding
               gain, net of income taxes of $891

         BALANCE, DECEMBER 31, 2001

            Net income
            Cash dividend declared, $3.75 per share
            Treasury stock transactions, net
            Gain on sale of treasury stock
           Net change in unrealized holding
              gain, net of income taxes of $1,672

         BALANCE, DECEMBER 31, 2002

            Net income
            Cash dividend declared, $4.00 per share
            Treasury stock transactions, net
            Gain on sale of treasury stock
            Net change in unrealized holding
               gain, net of income taxes of $(875)

         BALANCE, DECEMBER 31, 2003

718,246 - - - - 718,246 - - - - - 718,246 - - - - - 718,246	$7,182 - - - - - 7,182 - - - - - 7,182 - - - - - $ 7,182	$34,732 - - - 42 - 34,774 - - - 9 - 34,783 - - - 18 - $34,801	$ 6,898 6,435 (2,507) - - - 10,826 7,182 (2,690) - - - 15,318 7,665 (2,870) - - - $20,113	$ 98 - - - - 1,337 1,435 - - - - 2,509 3,944 - - - - (1,313) $2,631	$ (304) - - 83 - - (221) - - 119 - - (102) - - (2) - - $ (104)	$ 48,606 6,435 (2,507) 83 42 1,337 53,996 7,182 (2,690) 119 9 2,509 61,125 7,665 (2,870) (2) 18 (1,313) $64,623

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains on investment securities
      available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2003 $ 7,665 (1,209) (104) $ 6,352	2002 $ 7,182 2,633 (124) $ 9,691	2001 $ 6,435 1,452 (115) $ 7,772

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

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities and calls of investment securities available for sale
   Purchases of investment securities available for sale
   Proceeds from sales of foreclosed assets
   Net increase in loans
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
   Treasury stock transactions, net
            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

2003 $ 7,665 739 960 (255) 10 (153) 169 (30) 135 9,240 6,529 5,134 80,913 (105,773) - (37,003) (5,368) (55,568) (2,690) 34,804 (1,459) - (5,539) 16 25,132 (21,196) 47,217 $ 26,021 $ 7,552 $ 3,695

     2002

$    7,182

727
985
(165)
7
(183)

(45)
(176)
       (489)
     7,843

6,382
7,600
52,050
(79,975)
64
(29,750)
    (1,898)
  (45,527)

(2,507)
57,666
(6,602)
(1,485)
5,856
        128
   53,056

15,372

   31,845

 $ 47,217

 $  9,699
$  3,623

2001 $ 6,435 650 625 (222) - (169) 617 (265) (59) 7,612 11,382 21,510 44,192 (105,602) - (1,667) (2,140) (32,325) (2,502) 19,913 10,254 (165) (1,181) 125 26,444 1,731 30,114 $ 31,845 $ 15,216 $ 2,815

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the consolidated statements of income for the periods covered.  Actual results could differ from those estimates.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Loans and interest income

Loans are recorded at their unpaid principal balance.  Interest on loans is accrued and recognized based upon the interest method.

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

Allowance for loan losses

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio.  In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.  Loans are charged against the allowance at such time as they are determined to be losses.  Subsequent recoveries are credited to the allowance.  Management considers the year-end allowance appropriate and adequate to cover losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $504,000, $431,000, and $294,000, were included in the Company's results of operations for 2003, 2002, and 2001, respectively.

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

Reclassifications

Certain amounts in the financial statements for the year ended December 31, 2002 and 2001 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2003.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding:  717,536 in 2003, 716,866 in 2002, and 714,618 in 2001.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

Fair values of financial instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119 and SFAS No. 133, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

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

Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased, and U. S. Treasury demand notes approximate their fair values.

Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Recently issued accounting standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties.  The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

     Recently issued accounting standards, continued

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both.  FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2003 and 2002 were approximately $11,823,000 and $10,346,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The book value, approximate fair value and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):

December 31, 2003 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Federal Agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage Backed
      Over ten years

    CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   Federal agencies
      Within one year

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 8,809 149,917 158,726 185 10,283 6,961 288 17,717 1,071 311 $ 177,825 $ 2,000 1,562 3,086 1,433 6,081 $ 8,081	Gains $ 174 3,484 3,658 1 522 492 4 1,019 - - $ 4,677 $ 55 30 227 123 380 $ 435	Losses $ - 273 273 - - - - - 19 - $ 292 $ - - - - - $ -	Value $ 8,983 153,128 162,111 186 10,805 7,453 292 18,736 1,052 311 $182,210 $ 2,055 1,592 3,313 1,556 6,461 $ 8,516

NOTE 3 - INVESTMENT SECURITIES, Continued

December 31, 2002 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
Federal Agencies
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      One to five years
      Six to ten years

   Other
      CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 9,448 122,681 10,000 142,129 8,192 8,722 16,914 298 $ 159,341 $ 2,000 2,002 4,002 2,675 4,592 1,836 9,103 $ 13,105	Gains $ 230 4,885 567 5,682 340 551 891 - $ 6,573 $ 8 131 139 36 296 126 458 $ 597	Losses $ - - - - - - - - $ - $ - - - - - - - $ -	Value $ 9,678 127,566 10,567 147,811 8,532 9,273 17,805 298 $ 165,914 $ 2,008 2,133 4,141 2,711 4,888 1,962 9,561 $ 13,702

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (tabular amounts in thousands):

Available for Sale

	Less than twelve months Unrealized Fair value losses		Twelve months or more Unrealized Fair value losses		Total Unrealized Fair value losses
Federal Agencies Mortgage Backed Total	$ 28,765 1,052 $ 29,817	$ 273 19 $ 292	$ - - $ -	$ - - $ -	$ 28,765 1,052 $ 29,817	$ 273 19 $ 292

      The Company had no securities in a continuous loss position for more than twelve months.

     Investment securities with an aggregate par value of $85,195,000 at December 31, 2003 and $79,880,000 at December 31, 2002 were pledged to secure public deposits and for other purposes.

NOTE 3 - INVESTMENT SECURITIES, Continued

Other Investments, at Cost - The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions (see Note 8).  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.

The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2003 $ 116 1,168 $ 1,284	2002 $ 116 1,278 $ 1,394

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2003 $ 228,556 44,099 53,559 32,884 1,537 1,399 $ 362,034	2002 $ 214,554 28,297 47,631 31,953 1,674 1,513 $ 325,622

       The Bank's loan portfolio consisted of $248,691,000  and $234,201,000 in fixed rate loans as of December 31, 2003 and 2002, respectively.  Fixed rate loans with maturities in excess of one year amounted to $196,337,000 and $185,966,000 at December 31, 2003 and 2002, respectively.  The Bank has an available line of credit from the FHLB.  Securing the line is a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

For the years ended December 31,

	2003	2002	2001
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 4,155 291 960 (882) $ 4,524	$ 3,763 363 985 (956) $ 4,155	$ 3,782 305 625 (949) $ 3,763

      At December 31, 2003 and 2002, non-accrual loans totaled $351,000 and $697,000, respectively.  The total amount of interest earned on non-accrual loans was $9,000 in 2003, $19,000 in 2002, and $12,000 in 2001.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $26,000 in 2003, $63,000 in 2002, and $66,000 in 2001.  As of December 31, 2003 and 2002, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
      Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2003	2002
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 15,866 6,923 22,789 10,092 12,697 4,371 $17,068	$ 14,735 6,635 21,370 9,517 11,853 596 $12,449

     Depreciation and amortization of premises and equipment charged to operating expense totaled $739,000 in 2003, $727,000 in 2002 and $650,000 in 2001.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2003	2002
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 164,802 43,897 78,932 86,975 128,507 $ 503,113	$ 154,432 35,269 67,974 84,729 125,905 $ 468,309

     Interest paid on certificates of deposit of $100,000 or more totaled $1,929,000 in 2003, $2,448,000 in 2002, and $4,627,000 in 2001.

     At December 31, 2003 the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2004 2005 2006 2007 2008	$ 194,137 11,640 2,027 4,172 3,506 $ 215,482

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2003 $24,760 28,752 32,256 0.96% 1.16%	2002 $26,219 27,926 33,091 1.41% 1.66%

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at The Bankers Bank.  Federal Agency securities with a book value of $34,100,000 ($35,341,000 fair value) and $28,235,000 ($30,123,000 fair value) at December 31, 2003 and 2002, respectively, are used as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

      At December 31, 2003, the Bank had unused short-term lines of credit totaling $27,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 0.73 percent. The note is secured by Federal Agency securities with a market value of $6,248,500 at December 31, 2003.  The amount outstanding under the note totaled $970,000 and $6,509,000 at December 31, 2003 and 2002, respectively.

      The Bank also has a line of credit from the FHLB for $89,805,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  At 'font-size:10.0pt;line-height:95%;font-family:"Times New Roman"; letter-spacing:-.1pt; layout-grid-mode:line; font-weight:normal; font-style:normal; '> December 31, 2003 and 2002, respectively, there were no borrowings under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

                            For the years ended December 31,

	2003		2002		2001
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other -net Tax provision	Amount $3,795 (373) 229 (154) $3,497	% 34.0% (3.34) 2.05 (1.38) 31.33%	Amount $3,602 (411) 215 7 $3,413	% 34.0% (3.9) 2.0 .1 32.2%	Amount $3,144 (352) 193 (173) $2,812	% 34.0% (3.8) 2.1 (1.9) 30.4%

NOTE 9 - INCOME TAXES, Continued

         The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

'font-size:10.0pt;font-family:Courier;letter-spacing:-.1pt; layout-grid-mode:line; line-height:95%; font-weight:normal; font-style:normal; '>
December 31,

Deferred tax assets:
   Allowance for loan losses deferred for tax purposes
   Other

      Gross deferred tax assets
      Less valuation allowance

      Net deferred tax assets

Deferred tax liabilities:
   Unrealized net gains on securities available for sale
   Depreciation for income tax reporting in excess of amount
      for financial reporting
      Gross deferred tax liabilities

      Net deferred tax liability

2003 $ 1,538 475 2,013 557 1,456 (1,754) (359) (2,113) $ (657)	2002 $ 1,407 271 1,678 626 1,052 (2,629) (337) (2,966) $ (1,914)

       The net deferred tax liability is included in other liabilities at December 31, 2003 and 2002.

      A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2003 deferred tax benefit of $875,000 and the 2002 deferred tax expense of $1,672,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

    For the years ended December 31,

Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2003 $ 3,524 347 3,871 (374) $ 3,497	2002 $ 3,252 326 3,578 (165) $ 3,413	2001 $ 2,742 292 3,034 (222) $ 2,812

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

The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2003 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 39,308 $ 828

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2003, the Bank was obligated under a number of non-cancelable operating leases on land used for a branch office and a billboard contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 2003 were (tabular amounts in thousands):

Payable in year ending 2004 2005 2006 2007 2008 and thereafter Total future minimum payments required	Amount $ 5 4 4 4 3 $ 20

      Lease payments under all operating leases charged to expense totaled $5,000 in 2003, $5,000 in 2002, and $5,000 in 2001.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

      The Company has entered into a construction contract to build a retail banking office and estimated costs will be approximately $5,275,000.  The expected date of completion is February 2004.

NOTE 12 - RESTRICTION ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2003 the Bank's retained earnings were $53,861,000.

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

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2003 $ 2,927 466 2,088 $ 1,305	2002 $ 1,170 1,970 213 $ 2,927

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2003, 2002, and 2001, $558,000,  $510,000, and $426,000, respectively, were charged to operations under the plan.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2003
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 2002
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 62,255 57,731 57,731 $ 57,264 53,109 53,109	Ratio 16.49% 15.29 9.76 16.28% 15.10 9.73	Amount $ 30,197 15,098 23,662 $ 28,140 14,070 21,823	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 37,746 22,647 29,578 $ 35,175 21,105 27,279	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

2003 Carrying Fair		2002 Carrying Fair

FINANCIAL ASSETS
     Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

Amount $25,021 1,000 182,210 8,081 1,284 362,034 503,113 24,760 970	Value $25,021 1,000 182,210 8,516 1,284 362,791 503,549 24,760 970	Amount $ 25,217 22,000 165,914 13,105 1,394 325,622 468,309 26,219 6,509	Value $ 25,217 22,000 165,914 13,702 1,394 327,131 468,857 26,219 6,509
	Notional Amount	Fair Value	Notional Amount	Fair Value
OFF BALANCE SHEET INSTRUMENTS Commitments to extend credit Standby letters of credit Commitment to purchase securities	$39,308 828 -	$ - - -	$37,518 1,052 7,000	$ - - -

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $104 and $102 of treasury stock)	2003 $ 5,282 60,362 1,812 37 $ 67,493 $ 2,870 64,623 $ 67,493	2002 $ 5,719 57,053 1,006 37 $ 63,815 $ 2,690 61,125 $ 63,815

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME Dividend from bank subsidiary EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2003 $ 3,097 54 3,043 4,622 $ 7,665	2002 $ 2,903 53 2,850 4,332 $ 7,182	2001 $ 2,903 54 2,849 3,586 $ 6,435

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

OPERATING ACTIVITIES
    Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary

         Net cash provided by operating activities

INVESTING ACTIVITIES
   Purchase of land

FINANCING ACTIVITIES
   Dividends paid
   Treasury stock transactions, net

         Net cash used for financing activities

         Net increase (decrease) in cash
 CASH, BEGINNING OF THE YEAR
CASH, END OF THE YEAR

2003 $ 7,665 (4,622) 3,043 (806) (2,690) 16 (2,674) (437) 5,719 $ 5,282	2002 $ 7,182 (4,332) 2,850 - (2,507) 128 (2,379) 471 5,248 $ 5,719	2001 $ 6,435 (3,586) 2,849 - (2,502) 125 (2,377) 472 4,776 $ 5,248

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2003 and 2002 is as follows (amounts, except per share data, in thousands):

Quarter ended
March 31	June 30	September 30	December 31

   2003

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 7,593 1,969 5,624 280 5,344 1,462 4,044 2,762 854 $ 1,908 $ 2.66 718,024	$ 7,681 1,868 5,813 220 5,593 1,487 4,168 2,912 914 $ 1,998 $ 2.78 718,002	$ 7,567 1,750 5,817 250 5,567 1,654 4,102 3,119 1,002 $ 2,117 $ 2.95 717,698	$ 7,625 1,637 5,988 210 5,778 1,514 4,923 2,369 727 $ 1,642 $ 2.29 716,420
Quarter ended
March 31	June 30	September 30	December 31

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

(a) Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2003, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY

Directors

     The Directors and Nominees for election to the Board of Directors of the Company are as follows:

Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Willis J. Duncan (77) *W. Jennings Duncan (48) *James W. Barnette, Jr. (59) Harold G. Cushman, Jr. (74)	1958 1984 1984 1963	2006 2007 2007 2005

Chairman of the Board.
The President of the
Bank from November
1985 to February 1988.

President.  Executive
Vice President of the
Bank from November
1985 to February 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, S.C., since
1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

				29,325(1) 26,930(2) 5,829(3) 25,382(4)	4.09 3.75 .81 3.54

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)

Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
H. Buck Cutts (62) Paul R. Dusenbury (45) Robert P. Hucks (58) Richard M. Lovelace, Jr. (57) *John K. Massey (89) Howard B. Smith, III (55)	2002 1997 1993 1984 1959 1993	2005 2006 2005 2006 2007 2005

Retired.  Previously,
Mr. Cutts was an
attorney in private
practice in Surfside
Beach, South Carolina.

Treasurer.  Vice
President and Cashier
of the Bank since 1988.

Executive Vice
President.  Served as
Vice President and
Cashier of the Bank
from 1985 to 1988.

Attorney in private
practice in Conway,
South Carolina.

Retired.

Executive in Residence
for the Wall College of
Business, Coastal
Carolina University.
Previously, Mr. Smith
was a Practicing
Certified Public
Accountant with Smith,
Sapp,Bookhout,Crumpler,
& Callihan, P.A. In
Myrtle Beach,South
Carolina.

				17,979(5) 1,102(6) 2,578(7) 2,465(8) 5,666(9) 3,632	2.51 .15 .36 .34 .79 .51

* Nominee for election to the Board of Directors.

       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee.  Each director or director nominee resides in Conway, South Carolina with the exceptions of Harold G. Cushman and Paul R. Dusenbury who reside in Myrtle Beach and Aynor, respectively, which are within Horry County, South Carolina.  The address of each director or director nominee is c/o The Conway National Bank, Post Office Drawer 320, 1400 Third Avenue, Conway, South Carolina 29528.  All shareholder communication to an individual Director or to the full Board of Directors sent to the above address will be forwarded to the individual Director or full Board of Directors as indicated.  All Directors and officers of the Company and its subsidiary, The Conway National Bank, as a group (43 persons), own 161,038 (22.5%) shares of Company stock.

       (1) Includes 12,399 shares held by Harriette B. Duncan (wife).

       (2) Includes 1,665 shares held by Robin F. Duncan (wife); 3,632 shares held by Ann Louise Duncan (daughter); 3,632 shares held by Mary Kathryn Duncan (daughter); 3,632 shares by Willis Jennings Duncan, V (son); and 3,632 shares by Margaret Brunson Duncan (daughter).

       (3) Includes 4,826 shares held by Janet J. Barnette (wife).

       (4) Includes 21,000 shares held by the Cushman Family Limited partnership; 588 shares held by Dianne C. Cushman (wife); 757 shares held by Frances Faison Cushman (daughter); 757 shares held by Harold G. Cushman, III (son); 639 shares held by Harold G. Cushman, IV  (grandson); and 638 shares held by Kara Dawn Cushman (granddaughter).

       (5) Includes 1,293 shares held by Brenda M. Cutts (wife); 1,172 shares held by Claire Cutts Abbott (daughter); and 1,172 shares held by Emeline E. Cutts (daughter).

       (6) Includes 208 shares held by Jennifer S. Dusenbury (wife); 65 shares held by Elena Cox Dusenbury (daughter); and 65 shares held by Sarah Cherry Dusenbury (daughter).

       (7) Includes 400 shares held by Willie Ann Hucks (wife); 30 shares held by Mariah J. Hucks (daughter); 74 shares held by Norah Leigh Hucks (daughter); and 224 shares held by Robert P. Hucks, II (son).

       (8) Includes 1,404 shares held by Rebecca S. Lovelace (wife); 518 shares held by Richard Blake Lovelace (son); and 423 shares held by Macon B. Lovelace (son).

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

       The Board of Directors of the Company, as originally constituted, was classified into three (3) classes with each class consisting of five (5) directors. Three (3) directors in Class I will be elected at the 2004 Annual Meeting to serve for a three (3) year term. Directors in Class II will be elected at the 2005 Annual Meeting to serve for a three (3) year term and Directors in Class III will be elected at the 2006 Annual Meeting to serve for a three (3) year term. Currently, there are ten (10) Directors, with three (3) directors in Class I. The Board of Directors has passed a resolution fixing the total number of Directors at ten (10).

       The Board of Directors of the Company serves as the Board of Directors of its subsidiary, The Conway National Bank.  The Company's Board of Directors meets as is necessary and the Bank's Board of Directors meets on a monthly basis.

       The Board of Directors of the Bank has an Executive Committee that meets when necessary between scheduled meetings of the Board of Directors and also functions as the compensation and nominating committee.  The Executive Committee recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; reviews employee salaries; considers any director nominee submitted by the shareholders; and addresses any other business as is necessary which does not come under the authority of other committees on the Board of Directors. The Executive Committee will consider any nominee to the Board of Directors submitted by the shareholders, provided shareholders intending to nominate director candidates for election deliver written notice thereof to the Secretary of the Company not later than (i) with respect to at election to be held at an Annual Meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding Annual Meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. The Bylaws further provide that the notice shall set forth certain information concerning such shareholder and his nominee(s), including their names and addresses, a representation that the shareholder is entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, a description of all arrangements or understandings between the shareholder and each nominee, such other information as would be required to be included in a proxy statement soliciting proxies for the election of the nominees of such shareholder and the consent of each nominee to serve as Director of the Company if so elected.  The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures.  There is no policy or charter in place for the nominating committee function.  No material changes have been made to the procedure by which shareholders may recommend candidates for consideration by the Executive Committee which serves as the nominating committee.  The members of the Executive Committee are Harold G. Cushman, Jr. ("independent" Director), Willis J. Duncan ("inside" Director), and W. Jennings Duncan ("inside" Director).

       In addition, the Board of Directors of the Bank has Audit, Loan, Public Relations, and Building Committees.  The members of the Audit Committee are James W. Barnette, Jr. ("independent" Director), H. Buck Cutts ("independent" Director), John K. Massey ("independent" Director), and Howard B. Smith, III ("independent" Director and "audit committee financial expert").   The members of the Loan Committee are Harold G. Cushman, Jr. ("independent" Director), Willis J. Duncan ("inside" Director), W. Jennings Duncan ("inside" Director), Paul R. Dusenbury ("inside" Director), Robert P. Hucks ("inside" Director), and Richard M. Lovelace, Jr. ("independent" Director).  The members of the Public Relations Committee are James W. Barnette, Jr. ("independent" Director) and John K. Massey ("independent" Director).  The members of the Building Committee are James W. Barnette, Jr. ("independent" Director), Harold G. Cushman, Jr. ("independent" Director), Willis J. Duncan ("inside" Director), W. Jennings Duncan ("inside" Director), and Robert P. Hucks ("inside" Director). Willis J. Duncan, Chairman of the Board, and W. Jennings Duncan, President, are ex officio members of each of these committees of the Board with the exception of the Audit Committee.

     The function of the Audit Committee is to ensure that adequate procedures are in existence and functioning in a manner adequate to safeguard the assets of the Bank.  The Audit Committee also monitors internal and external audit activities.  The Audit Committee does not have an audit charter.  Each member of the Audit Committee is independent as defined in the National Association of Securities Dealers listing standards and Howard B. Smith, III qualifies as an "audit committee financial expert".

       The function of the Loan Committee is to review and ratify new loans and monitor the performance and quality of existing loans, as well as to ensure that sound policies and procedures exist in the Bank's lending operations.

       During 2003, the Company's Board of Directors met three (4) times; the Bank's Board of Directors met twelve (12) times; the Executive Committee met twelve (12) times; the Audit Committee met eleven (11) times; the Loan Committee met twelve (12) times; the Building Committee met five (5) times; and the Public Relations Committee did not meet. Each Director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors held during the period for which he served as Director and (b) the total number of meetings held by all committees of the Board of Directors of which he served.

       All Directors are expected to attend the Company's Annual Meeting with ten of eleven in attendance at the May 13, 2003 Annual Meeting.

Executive Officers:

       The Executive Officers and other officers of the Company are as follows:

                                  Position(s) Currently
         Name             Age       With The Company

    Willis J. Duncan       77     Chairman of the Board (1)

    W. Jennings Duncan     48     President and Director (1)

    Robert P. Hucks        58     Executive Vice President and
                                  Director (1)

    Paul R. Dusenbury      45     Treasurer and Director (1)
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)

    Virginia B. Hucks      54     Secretary

(1) Executive Officer

       All executive officers and other officers serve at the pleasure of the Board of Directors of the Company.  All executive officers and other officers of the Company have acknowledged receipt of The Conway National Bank Code of Ethics Policy and agree to comply therewith.  Each executive officer and other officer of the Company has been employed by the Company and/or the Bank for five (5) years.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

       The Company pays no remuneration to its Directors and Executive Officers.  All remuneration for services rendered are paid by the Company's subsidiary, The Conway National Bank, Conway, South Carolina ("the Bank").

Compensation Committee Report

       The Executive Committee of the Bank recommends to the Board of Directors the appointment of officers; determines officer compensation subject to Board approval; and reviews employee salaries.  The compensation of the President (Chief Executive Officer) and the other executive officers is not tied directly to corporate performance or any measure thereof.  However, it would be deemed unacceptable by the Executive Committee, Board, and management to establish compensation levels that are not consistent with the performance of the Bank or return to shareholders. During the compensation decision process, much emphasis is placed on the Job Evaluation Salary Administration Program (JESAP) Committee.  The "JESAP" Committee is charged with the responsibility of establishing job position descriptions; applying values to each job position in the form of a salary range; and obtaining salary surveys of a local, regional, and national level to determine that salary ranges are consistent with the industry and peers.  The "JESAP" committee utilizes an independent management consulting firm to aid in this process.  For each Bank employee, including the President (Chief Executive Officer) and all executive officers, a salary minimum, midpoint, and maximum is established. For fiscal 2003, all executive officer salary levels were below the midpoint as established by the JESAP process.

Summary Compensation Table

                         Annual Compensation                      Long-Term Compensation
                                                               Awards                Payouts

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual(1) Compensation	Restricted Stock($) Awards	Stock Options #/SARS	Long-Term Incentive Payout($)	All Other (2) Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President and Cashier of Bank.	2003 2002 2001 2003 2002 2001 2003 2002 2001	176,304 167,112 158,004 155,844 147,720 139,680 144,504 136,968 129,504	27,446 28,156 28,651 24,377 25,005 25,444 22,676 23,257 23,663	4,779 5,217 5,380 6,000 6,000 6,000 6,000 6,000 6,000	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	14,104 13,369 11,060 12,468 11,818 9,778 11,560 10,957 9,065

(1)  Cash value of personal use of automobile furnished by the Bank or automobile travel allowance.

(2)  Cash contributions made by the Bank to the Bank's contributory profit-sharing and savings defined contribution plan.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

PENSION PLAN DISCLOSURE

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2003, 2002, and 2001, $558,000, $510,000, and $426,000, respectively, was charged to operations under the plan.

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

ASSUMES $100 INVESTED ON DECEMBER 31, 1998 IN EACH OF CNB CORPORATION STOCK,
INDEPENDENT BANK INDEX, AND NASDAQ INDEX WITH REINVESTMENT OF DIVIDENDS

COMPARISON OF RETURN ON AVERAGE ASSETS (ROA)
AMONG THE BANK, ALL SOUTH CAROLINA BANKS, AND SOUTH CAROLINA S&L's

BASED ON DECEMBER 31 DATA WITH THE EXCEPTION OF THE SEPTEMBER 30, 2003 DATA
DUE TO THE UNAVAILABILITY OF DECEMBER 31, 2003 DATA

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      No Compensation Committee interlocks exist.  The members of the Executive Committee of the Board, which serves as the Compensation Committee, are Harold G. Cushman, Jr. ("independent" Director), Willis J. Duncan (Chairman of the Board and inside Director), and W. Jennings Duncan (President and inside Director).  Membership of the "JESAP" Committee consists of seven Bank officers.

Director Compensation

     Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $200 for each committee meeting attended. Beginning in 2004, the Chairman of the Audit Committee will receive an additional $75 per Audit Committee meeting attended

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth as of December 31, 2003, certain information regarding the ownership of Company Stock of all officers and directors of the Company.  No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock.  The Company Stock is the Company's only class of voting securities.

  Name and Address           Amount and Nature of          Percent
of Beneficial Owner         Beneficial Ownership(1)        of Class

All Officers and Directors as a Group

(43 persons)  (2)                  161,038                   22.5%

(1)     For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -Directors".

(2)     Includes 32 officers of the subsidiary, The Conway National Bank, who are not officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        Elliott, Davis, LLC served as the Company's auditor during the fiscal years ended December 31, 2003 and 2002.  The Board of Directors has not yet selected auditors for the audit of the annual financial statements for the current fiscal year.  The following table shows the fees that the Company paid or accrued for the audit and other services provided by Elliott Davis, LLC for the fiscal years ended December 31, 2003 and 2002.
	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Fees Audit-Related Fees Tax Fees All Other Fees Total	$43 6 5 8 $62	$39 5 5 8 $57

Audit Fees.  This category includes the aggregate fees billed for professional services rendered by Elliott Davis, LLC for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2003 and 2002 and for reviews of the financial statements included in the Company's reports on Forms 10-Q and 10-K.  These fees include amounts paid or expected to be paid for each respective year's audit.  Reimbursements for travel and other out-of-pocket expenses are not included.

Audit Related Fees.  This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2003 and 2002.  These services principally include the assistance and issuance of consents for various filings with the SEC and for the examination of the Company's assertion, as presented in the Management Report on the Effectiveness of Internal Control Over Financial Reporting, that effective internal control over financial reporting exists in accordance with GAAP and the FFIEC instructions for Consolidated Reports of Condition and Income, based upon criteria described in Internal Control - Integrated Framework, issued by COSO of the Treadway Commission.

Tax Fees.  This category includes the aggregate fees billed for tax services rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2003 and 2002.  These services were primarily for the preparation of state and federal tax returns for the Company and its subsidiary.  Additionally, Elliott Davis, LLC assists the Company with tax compliance and provides limited tax consultation services.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2003 and December 31, 2002.  These other services consisted of audits of the 401(k) plan.

Oversight of Accountants; Approval of Accounting Fees.  The audit committee substantially pre-approves all audit and non-audit services and fees provided by the independent auditors.  These services include audit services, audit-related services, tax services and other services.  The terms and related fees of the 401-(k) engagement are reported to the audit committee.

All of the principal accounting services and fees reflected in the table in this Item 14, unless otherwise noted in this section, were reviewed and approved by the audit committee.  Substantially all of the services were performed by individuals employed by the independent auditor.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)  The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Report of Independent Public Accountants
Consolidated Statements of Condition - December 31, 2003 and 2002
Consolidated Statements of Income - Years ended December 31, 2003,
  2002, and 2001
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 2003, 2002, and 2001
Consolidated Statements of Comprehensive Income - Years ended December 31,
  2003, 2002, and 2001.
Consolidated Statements of Cash Flows - Years Ended December 31,
  2003, 2002, and 2001
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

 14.1 Code of Ethics Policy - The Conway National Bank Code of Ethics Policy
      (filed herewith).

 22   Subsidiaries of the Registrant - A copy of the subsidiaries of the registrant is incorporated herein by reference to
      Exhibit 22 which was filed with a Form 10-K Annual Report
      dated March 28, 1986.

 31.1 Certification of Principal Executive Officer required by Rule 13a-14(a)
      or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or
      Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      (furnished herewith).

 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      (furnished herewith).

All other exhibits, the filing of which are required with this Form, are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNB Corporation

                                   W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 9, 2004.

    Signature                                  Capacity

/S/Willis J. Duncan                      Chairman of the Board
Willis J. Duncan

/S/W. Jennings Duncan                    President and Director
W. Jennings Duncan

/S/Robert P. Hucks                       Executive Vice President and
Robert P. Hucks                          Director

/S/Paul R. Dusenbury                     Treasurer and Director
Paul R. Dusenbury                       (Chief Financial Officer
                                         and Chief Accounting Officer)

/S/Virginia B. Hucks                     Secretary
Virginia B. Hucks

/S/James W. Barnette, Jr.                Director
James W. Barnette, Jr.

/S/Harold G. Cushman, Jr.                Director
Harold G. Cushman, Jr.

/S/H. Buck Cutts                         Director
H. Buck Cutts

/S/Richard M. Lovelace, Jr.              Director
Richard M. Lovelace, Jr.

/S/John K. Massey                        Director
John K. Massey

/S/Howard B. Smith, III                  Director
Howard B. Smith, III

CNB CORPORATION

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors has reviewed and discussed with management the Company's audited financial statements for the year ended December 31, 2003.  The Audit Committee has discussed with the Company's independent auditors, Elliott Davis, LLC, the matters required to be discussed by Statement of Auditing Standards 61.  The Audit Committee has also received the written disclosures and the letter from Elliott Davis, LLC required by Independence Standards Board Standard No. 1, and has discussed with Elliott Davis, LLC their independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

/S/James W. Barnette, Jr.                               /S/John K. Massey
James W. Barnette, Jr.                                  John K. Massey

/S/H. Buck Cutts                                        /S/Howard B. Smith, III
H. Buck Cutts                                           Howard B. Smith, III

March 9, 2004