Form 10-Q
period 2004-03-31
CNB CORP /SC/
filed 2004-05-14
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            March 31, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ____.  No    X    .

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date:  717,542 shares of common stock, par value $10 per share, April 30, 2004.

CNB Corporation

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2004,
           December 31, 2003 and March 31, 2003

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2004 and 2003

           Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2004 and 2003

           Consolidated Statements of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 2004
           and 2003

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2004 and 2003

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Item 4.    Controls and Procedures

SIGNATURE

PART II.   OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K

Page 1 2 3 4 5 6-14 14-21 22 22 23 24

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $7,887 at
       March 31, 2004, $8,516 at
       December 31, 2003, and $10,149
       at March 31, 2003)
    Securities Available for Sale
      (Amortized cost of $175,132 at
       March 31, 2004, $177,825 at
       December 31, 2003, 149,800
       at March 31, 2003)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Loans
       Less reserve for loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       2004 and 2003; issued 718,246
       in 2004 and 2003
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

March 31, 2004 $ 24,385 0 7,440 180,276 33,000 376,718 (4,706) 372,012 17,783 9,585 $644,481 $ 112,620 433,245 545,865 25,674 1,187 4,653 577,379 7,182 34,815 22,122 3,086 (103) 67,102 $644,481	December 31, 2003 $ 25,021 0 8,081 182,210 1,000 362,034 (4,524) 357,510 17,068 9,088 $599,978 $ 101,684 401,429 503,113 24,760 970 6,512 535,355 7,182 34,801 20,113 2,631 (104) 64,623 $599,978	March 31, 2003 $ 24,097 0 9,488 156,656 23,000 343,686 (4,377) 339,309 13,069 9,043 $574,662 $ 94,781 382,711 477,492 27,096 1,316 5,456 511,360 7,182 34,791 17,227 4,114 (12) 63,302 $574,662

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

      Total interest expense
  Net interest income
  Provision for loan losses

  Net interest income after provision for loan losses
  Other income:
    Service charges on deposit accounts
    Gains on sale of securities available-for-sale
    Other operating income
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

2004 $ 5,729 1,616 245 46 7,636 1,550 67 2 1,619 6,017 235 5,782 858 0 496 1,354 2,681 605 909 4,195 2,941 932 $ 2,009 $ 2.80 $ 0 $ 93.52 717,450 717,512	2003 $ 5,566 1,700 271 49 7,586 1,873 91 5 1,969 5,617 280 5,337 837 154 478 1,469 2,602 542 900 4,044 2,762 854 $ 1,908 $ 2.66 $ 0 $ 88.15 718,024 718,143

CNB Corporation and Subsidiary
Consolidated Statements of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Three Months Ended March 31, 2004 2003
Net Income	$ 2,009	$ 1,908
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	455	170
Net Comprehensive Income	$ 2,464	$ 2,078

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Three Months Ended March 31, 2004 2003
Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	$ 7,182 None 7,182	$ 7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,801 None 14 34,815	34,783 None 8 34,791
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	20,113 2,009 None 22,122	15,318 1,908 None 17,227
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	2,631 455 3,086	3,944 170 4,114

Treasury stock:
Balance, January 1
(837 shares in 2004; 951 shares in 2003)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(734 shares in 2004; 103 shares in 2003)

Total stockholders' equity

	(104) (141) 142 (103) $67,102	(102) (40) 130 (12) $63,302

Note:  Columns may not add due to rounding

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the three-month period ended March 31, 2004 2003

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization
    Provision for loan losses
    Provision for deferred income taxes
    Gain on sale of investment
     securities
    Decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    Increase in other liabilities

	$ 2,009 213 235 386 0 365 (862) 282	$ 1,908 172 280 113 (154) 293 2 633
Net cash provided by operating activities	2,628	3,247

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities/calls of investment
   securities held to maturity
  Proceeds from maturities/calls of investment
   securities available for sale
  Purchase of investment securities
   available for sale
  Net increase in federal funds sold
  Net increase in loans
  Premises and equipment expenditures

	0 641 23,694 (21,000) (32,000) (14,684) (928)	6,529 3,617 14,166 (11,000) (1,000) (18,064) (792)
Net cash used for investing activities	(44,277)	(6,544)
FINANCING ACTIVITIES Dividends paid Net increase in deposits Net increase in securities sold under repurchase agreement Net (Decrease) increase in other short-term borrowings	(2,870) 42,752 914 217	(2,690) 9,183 877 (5,193)

        Net cash provided by
          financing activities

        Net decrease in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, March 31, 2004 AND 2003

CASH PAID FOR:
  Interest
  Income taxes

	41,013 (636) 25,021 $ 24,385 $ 1,789 $ 203	2,177 (1,120) 25,217 $ 24,097 $ 2,088 $ 72

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 717,450 for the three-month period ended March 31, 2004 and 718,024 for the three-month period ended March 31, 2003.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the three-month period ended March 31, 2004 and for the years ended December 31, 2003 and 2002 were approximately $12,648, $11,823, and $10,346, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $90,735 at March 31, 2004 and $85,195 at December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 2004 and at December 31, 2003.

March 31, 2004 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
AVAILABLE FOR SALE United States Treasury	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Mortgage Backed Securities over ten years	15,844 140,391 156,235 1,055	362 3,495 3,857 -	- 6 6 18	16,206 143,880 160,086 1,037	4.73% 3.77 3.87 3.59%
State, county and municipal Within one year One to five years Six to ten years Other-CRA Qualified Investment Fund Total available for sale	482 10,535 6,506 17,523 319 $175,132	11 678 622 1,311 - $5,168	- - - - - $ 24	493 11,213 7,128 18,834 319 $180,276	5.29 5.77 6.78 6.13 - 4.09%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies One to Five years	2,000 2,000	29 29	- -	2,029 2,029	6.44% 6.44%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,141 3,399 900 5,440 $ 7,440	25 284 109 418 $ 447	- - - - $ -	1,166 3,683 1,009 5,858 $ 7,887	7.01% 7.27 7.28 7.22 7.01%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended March 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $3,086 as of March 31, 2004.

NOTE 3 - INVESTMENT SECURITIES (Continued)

December 31, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
AVAILABLE FOR SALE United States Treasury	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Mortgage Backed Securities Over ten years	8,809 149,917 158,726 1,071	174 3,484 3,658 -	- 273 - 19	8,983 153,128 162,111 1,052	4.36 4.00 4.02 3.59
State, county and municipal Within one year One to five years Six to ten years Over ten years Other - CRA Qualified Investment Fund Total available for sale	185 10,283 6,961 288 17,717 311 $177,825	1 522 492 4 1,019 - $4,677	- - - - - $ 292	186 10,805 7,453 292 18,736 311 $182,210	7.03 5.68 6.81 5.92 6.14 - 4.23%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year	2,000	55	-	2,055	6.44
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,562 3,086 1,433 6,081 $ 8,081	30 227 123 380 $ 435	- - - - $ -	1,592 3,313 1,556 6,461 $ 8,516	6.98% 7.40 6.97 7.19 7.01%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended December 31, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $2,631 as of December 31, 2003.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2004 and December 31, 2003 by major classification:

March 31, December 31, 2004 2003

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less reserve for loan losses
         Net loans

$235,535 44,358 60,501 32,945 1,954 1,425 376,718 (4,706) $372,012	$228,556 44,099 53,559 32,884 1,537 1,399 362,034 (4,524) $357,510

 NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES, continued

     Changes in the reserve for loan losses for the quarter ended March 31, 2004 and 2003 and the year ended December 31, 2003 are summarized as follows:

	Quarter Ended March 31, December 31, 2004 2003 2003

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs
Additions charge to operations
Balance, end of period

	$ 4,524 9 17 91 $ 117 $ 13 1 50 $ 64 $ 53 $ 235 $ 4,706	$ 4,155 30 5 91 $ 126 $ 33 3 32 $ 68 $ 58 $ 280 $ 4,377	$ 4,155 431 59 392 $ 882 $ 115 26 150 $ 291 $ 591 $ 960 $ 4,524
Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	.02%	.17%

The entire balance is available to absorb future loan losses.

At March 31, 2004 and December 31, 2003 loans on which no interest was being accrued totaled approximately $260 and $351, respectively; foreclosed real estate totaled $80 and $0 respectively; and loans 90 days past due and still accruing totaled $44 and $130, respectively.

OTHER INTEREST-BEARING ASSETS

As of March 31, 2004, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2004 and December 31, 2003 is summarized as follows:

Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	March 31, 2004 $ 15,865 7,076 5,147 $ 28,088 10,305 $ 17,783	December 31, 2003 $ 15,866 6,923 4,371 $ 27,160 10,092 $ 17,068

     Depreciation and amortization of bank premises and equipment charged to operating expense was $213 for the quarter ended March 31, 2004 and $739 for the year ended December 31, 2003.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2004 and December 31, 2003, certificates of deposit of $100,000 or more included in time deposits totalled approximately $97,441 and $86,975 respectively.  Interest expense on these deposits was approximately $456 for the quarter ended March 31, 2004 and $1,929 for the year ended December 31, 2003.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2004 and December 31, 2003, securities sold under repurchase agreements totalled $25,674 and $24,760.  U.S. Government securities with a book value of $29,805 ($33,293 market value) and $34,100 ($35,341 market value), respectively, are used as collateral for the agreements.  The weighted-average interest rate of these agreements was .98 percent and .96 percent at March 31, 2004 and December 31, 2003.

NOTE 8 - LINES OF CREDIT

     At March 31, 2004, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totalling $27,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by U.S. Treasury and Agency Securities with a market value of $6,291 at March 31, 2004. The amount outstanding under the note totalled $1,187 and $970 at March 31, 2004 and December 31, 2003, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $96,395 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totalled $0 and $0 at March 31, 2004 and December 31, 2003, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended March 31, 2004 and March 31, 2003 on pretax income of $2,941 and $2,762 totalled $932 and $854, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate is included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2004.

     Also, in the normal course of business, the bank subsidiary has outstanding commitments to extend credit and other contingent liabilities, which are not reflected in the accompanying financial statements.  At March 31, 2004, commitments to extend credit totalled $39,870; financial standby letters of credit totalled $1,314; and performance standby letters of credit totalled $77. In the opinion of management, no material losses or liabilities are expected as a result of these transactions.

     In the normal course of business, the bank subsidiary is party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit.  Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet.  The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31,2004
Loan Commitments	$ 39,870
Standby letters of credits	1,391

     Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee.  Many of the commitments are expected to expire without being fully drawn. Therefore, the total amount of loan commitments does not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

     Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.

     Management believes that its various sources of liquidity provide the resources necessary for the bank subsidiary to fund the loan commitments and to perform under standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the quarter ended March 31, 2004 and years ended December 31, 2003, 2002 and 2001, $147, $558, $510, and $426, respectively, was charged to operations under the plan.

NOTE 12 - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are also presented in the table below as of March 31, 2004:

To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg. assets)	$64,485 59,779 59,779	16.22% 15.03 9.60	31,814 15,907 24,899	8.0% 4.0 4.0	$39,767 23,860 31,123	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET MARCH 31, 2004 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,389 62,865 1,811 37 $ 67,102
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 67,102 $ 67,102
CONDENSED STATEMENT OF INCOME For the three-month period ended March 31, 2004 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 2,048 0 (39) $ 2,009

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2004 and for the three-month periods ending March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 9.6% from $343,686 at March 31, 2003 to $376,718 at March 31, 2004 but have decreased as a percentage of total assets from 59.8% to 58.4% over the same period. Securities and federal funds sold have increased as a percentage of total assets from 32.9% at March 31, 2003 to 34.3% at March 31, 2004.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 16.5% at March 31, 2003 to 17.5% at March 31, 2004. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 66.6% of total assets at March 31, 2003 to 67.2% at March 31, 2004 while securities sold under agreement to repurchase have decreased from 4.7% to 4.0% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheets as of March 31, 2004 and 2003:

March 31, 2004 2003
Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	58.4% 1.2 28.0 5.1 92.7 7.3 100.0%	59.8% 1.6 27.3 4.0 92.7 7.3 100.0%

Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	67.2% 4.0 .2 71.4 17.5 .7 10.4 100.0%	66.6% 4.7 .2 71.5 16.5 1.0 11.0 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month periods ended March 31, 2004 and 2003 of $2,009 and $1,908, respectively, resulting in a return on average assets of 1.29% and 1.35% and a return on average stockholders' equity of 12.16% and 12.24%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $69,819 or 12.1% from  $574,662 at March 31, 2003 to $644,481 at March 31, 2004. The following table sets forth the financial highlights for the three-month periods ending March 31, 2004 and March 31, 2003:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands) Three-Month Period Ended March 31,

Net interest income after provision
    for loan losses
Income before income taxes
Net Income
Per Share
Cash dividends declared
Per Share

Total assets
Total deposits
Loans
Investment securities
Stockholders' equity
    Book value per share

Ratios:
Annualized return on average total
  assets
Annualized return on average
  stockholders' Equity

Percent Increase 2004 2003 (Decrease)
5,782 2,941 2,009 2.80 0 0 644,481 545,865 376,718 187,716 67,102 93.52 1.29% 12.16%	5,337 2,762 1,908 2.66 0 0 574,662 477,492 343,686 166,144 63,302 88.15 1.35% 12.24%	8.3% 6.5 5.3 5.3 0 0 12.1% 14.3 9.6 13.0 6.0 6.1 (4.4)% (.7)%

(1)  For the three-month period ended March 31, 2004 and March 31, 2003, average total assets amounted to $624,314 and $565,042 with average stockholders' equity totaling $66,061 and $62,361 respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2004 and 2003.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. Management believes that a rise or fall in interest rates will not materially affect earnings.

The Bank has maintained net interest margins for the three-month period ended March 31, 2004, of 4.2% and 4.4% for the same period in 2003, as compared to management's long-term target of 4.5%.  Net interest margins have been compressed at the bank and industry-wide as we are experiencing almost 50 year lows in market interest rates.  We anticipate interest rates to increase in late 2004 and during 2005 which will enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 6.7% increase from $5,757 for the three-month period ended March 31, 2003 to $6,143 for the three-month period ended March 31, 2004. During the same period, total fully-tax-equivalent interest income increased slightly by .5% from $7,726 to $7,762 and total interest expense decreased by 17.8% from $1,969 to $1,619. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .13% from 4.37% for the three-month period ended March 31, 2003 to 4.24% for the three-month period ended March 31, 2004.

The tables on the following two pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

Assets:
  Earning assets:
   Loans
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell
      Total earning assets
  Other assets
      Total assets

Liabilities and stockholder equity
   Interest-bearing liabilities:
   Interest-bearing deposits
   Federal funds purchased and
    securities sold under
    agreement to repurchase
   Other short-term borrowings
       Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
         Total liabilities and
           stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Three Months Ended 3/31/04 Three Months Ended 3/31/03 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$369,700 164,534 24,657 20,890 579,781 44,533 $624,314 $421,662 26,073 1,017 $448,752 104,651 4,850 66,061 $624,314 $579,781	$ 5,729 1,616 371 46 7,762 1,550 67 2 $ 1,619 $ 6,143 $ 126	6.20% 3.93 6.02 .88 5.36 1.47 1.03 .79 1.44 4.24	$335,376 147,350 26,782 17,251 526,759 38,283 $565,042 $374,096 26,836 1,388 $402,320 95,259 5,102 62,361 $565,042 $526,759	$ 5,566 1,700 411 49 7,726 1,873 91 5 $ 1,969 $ 5,757 $ 140	6.64% 4.61 6.14 1.14 5.87 2.00 1.36 1.44 1.96 4.37

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.29 12.16 0 10.58 12.55 17.87 92.87	1.35 12.24 0 11.04 13.29 18.59 93.22

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
 Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 369,700 164,534 24,657 20,890 579,781 421,662 26,073 1,017 448,752 131,029 579,781	Average Volume 2003 335,376 147,350 26,782 17,251 526,759 374,096 26,836 1,388 402,320 124,439 526,759	Yield/Rate 2004 (1) 6.20% 3.93% 6.02% .88% 5.36% 1.47% 1.03% .79% 1.44% 1.12% 3.92% .32% 4.24%	Yield/Rate 2003 (1) 6.64% 4.61% 6.14% 1.14% 5.87% 2.00% 1.36% 1.44% 1.96% 1.50% 3.91% .46% 4.37%	Interest Earned/Paid 2004 (1) 5,729 1,616 371 46 7,762 1,550 67 2 1,619 1,619 6,143	Interest Earned/Paid 2003 (1) 5,566 1,700 411 49 7,726 1,873 91 5 1,969 1,969 5,757	Variance 163 (84) (40) (3) 36 (323) (24) (3) (350) (350)	Change Due to Rate (369) (250) (8) (11) (638) (496) (22) (2) (520) (520)	Change Due to Volume 570 198 (33) 10 745 238 (3) (1) 234 234	Change Due to Rate X Volume (38) (32) 1 (2) (71) (65) 1 - (64) (64)

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

The provision for loan losses was $235 for the three-month period ended March 31, 2004 and $280 for the three-month period ended March 31, 2003.   Net loan charge-offs totalled $53 for the three-month period ended March 31, 2004 and $58 for the same period in 2003.

The reserve for loan losses as a percentage of net loans was 1.27% at March 31, 2004 and 1.29% at March 31, 2003.  The provision for possible loan losses decreased from $280 during the first quarter of 2003 to $235 during the first quarter of 2004 to reflect continued low net charge-off's in the loan portfolio.

Securities Transactions - At March 31, 2004, December 31, 2003, and March 31, 2003 market value appreciation in the investment portfolio totalled $5,591, $4,820, and $7,517, respectively.  As indicated, market values have remained strong due to lower market interest rates.  Security gains of $154 were taken during the first quarter of 2003 to supplement liquidity and to take advantage of a steeply-sloping yield curve.

Other Income - Other income, net of any gains/losses on security transactions, increased by 3.0% from $1,315 for the three-month period ended March 31, 2003 to $1,354 for the three-month period ended March 31, 2004 primarily due to an increase in deposit account volumes and higher merchant discount income, offset somewhat by a decrease in mortgage refinancing activity.

Other Expenses - Other expenses increased by 3.7% from $4,044 for the three-month period ended March 31, 2003 to $4,195 for the three-month period ended March 31, 2004.  The major components of other expenses are salaries and employee benefits which increased 3.0% from $2,602 to $2,681; occupancy expense which increased 11.6% from $542 to $605; and other operating expenses which increased by 1.0% from $900 to $909. The increase in the three-month period ended March 31, 2004 salaries and employee benefits was due to normal pay increments and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense grew in 2004 due to the construction of a new banking office in Conway.

Income Taxes - Provisions for income taxes increased 9.1% from $854 for the three-month period ended March 31, 2003 to $932 for the three-month period ended March 31, 2004.  Income before income taxes less interest of tax-exempt investment securities increased by 8.2% from $2,491 for the three-month period ended March 31, 2003 to $2,696 for the same period in 2004.  State tax liability increased as income before income taxes increased 6.5% from $2,762 to $2,941 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $67,102, $64,623, $61,125 and $53,996 at March 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001, representing 10.41%, 10.77%, 10.73%, and 10.68% of total assets, respectively. At March 31, 2004, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308(c).

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

Date:  May 14, 2004

PART II.

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index appearing below.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the quarter      covered by this report.

EXHIBIT INDEX

All exhibits, the filing of which are required with this Form, are listed below

Exhibit 31.1    Certification of Principal Executive Officer required by Rule 13a-     14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted      pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Principal Financial Officer required by Rule 13a-     14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted      pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1    Certification of Chief Executive Officer and Chief Financial Officer      pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the      Sarbanes-Oxley Act of 2002.