Form 10-Q
period 2004-06-30
CNB CORP /SC/
filed 2004-08-10
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2004

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

State the number of shares outstanding of the issuers shares of common equity as of the latest practical date: 717,363 shares of common stock, par value $10 per share, July 31, 2004.

CNB Corporation

Forward-Looking Statements	Page 1
PART I. Item 1. Item 2. Item 3. Item 4. SIGNATURE PART II. Item 4. Item 6.

FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets as of June 30, 2004,
December 31, 2003 and June 30, 2003

Consolidated Statement of Income for the Three Months
and Six Months Ended June 30, 2004 and 2003

Consolidated Statement of Comprehensive Income
for the Three Months and Six Months Ended
June 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders'
Equity for the Six Months Ended June 30, 2004 and 2003

Consolidated Statement of Cash Flows for the Six Months
Ended June 30, 2004 and 2003

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Qualitative and Quantitative Disclosures About Market Risk

Controls and Procedures

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

2 3 4 5 6 7-14 14-24 24 24 25 26 26

Forward-Looking Statements

     Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished.

     The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.

Item 1.  Financial Statements

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:

    Cash and due from banks
    Interest bearing deposits with banks
    Investment Securities
      (Fair values of $5,685 at
       June 30, 2004, $8,516 at
       December 31, 2003, and $9,904
       at June 30, 2003)
    Securities Available for Sale
      (Amortized cost of $189,356 at
       June 30, 2004, $177,825 at
       December 31, 2003, and $156,562
       at June 30, 2003)
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

June 30,
2004
(Unaudited)
$ 24,100
0
5,440

189,133

31,000

390,303

  (4,861)
385,442
17,894
  11,162
$664,171

$ 123,449
 441,027
 564,476

29,087
1,652
   3,038
 598,253

7,182
34,815
24,154
(133)

    (100)
  65,918

$664,171

December 31, 2003 $ 25,021 0 8,081 182,210 1,000 362,034 (4,524) 357,510 17,068 9,088 $599,978 $ 101,684 401,429 503,113 24,760 970 6,512 535,355 7,182 34,801 20,113 2,631 (104) 64,623 $599,978

June 30,
2003
(Unaudited)
$ 27,630
0
9,243

164,049

37,000

350,691

  (4,564)
346,127
14,376
   9,317
$607,742

$110,336
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
Interest Expense:
  Interest on deposits
  Interest on federal funds purchased and
    securities sold under agreement to
    repurchase
  Interest on other short-term borrowings

      Total interest expense
  Net interest income
  Provision for possible loan losses

  Net interest income after provision for
    possible loan losses
  Other income:
    Service charges on deposit accounts
    Gains/(Losses) on available-for-sale
     securities
    Other operating income
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

    Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares
     outstanding

    Actual number of shares outstanding

Three Months Ended June 30,		Six Months Ended June 30,
2004 $ 5,927 1,618 240 58 7,843 1,583 65 2 1,650 6,193 210 5,983 901 0 725 1,626 2,682 603 1,151 4,436 3,173 1,140 2,033 $ 2.83 $ 0 $ 91.87 717,492 717,540	2003 $ 5,782 1,575 255 62 7,674 1,781 85 2 1,868 5,806 220 5,586 879 0 615 1,494 2,604 511 1,053 4,168 2,912 914 1,998 $ 2.78 $ 0 $ 91.41 718,002 717,073	2004 $ 11,656 3,234 485 104 15,479 3,133 132 4 3,269 12,210 445 11,765 1,759 0 1,221 2,980 5,363 1,208 2,060 8,631 6,114 2,072 4,042 $ 5.63 $ 0 $ 91.87 717,492 717,540	2003 $ 11,348 3,275 526 111 15,260 3,654 176 7 3,837 11,423 500 10,923 1,716 154 1,093 2,963 5,206 1,053 1,953 8,212 5,674 1,768 3,906 $ 5.44 $ 0 $ 91.41 718,002 717,073

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Net Income	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	$2,033	$1,998	$4,042	$3,906
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	(3,219)	378	(2,764)	548
Net Comprehensive Income/(Loss)	$(1,186)	$2,376	$1,278	$4,454

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Balance at end of period	Six Months Ended June 30,
	2004	2003
	7,182 None 7,182	7,182 None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Gain on sale of Treasury stock Balance at end of period	34,801 None 14 34,815	34,783 None 8 34,792
Undivided profits: Balance, January 1 Net Income Cash dividends declared Balance at end of period	20,113 4,042 None 24,154	15,318 3,906 None 19,224
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	2,631 (2,764) (133)	3,944 548 4,492

Treasury stock:
Balance, January 1
(837 shares in 2004; 951 shares in 2003)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(706 shares in 2004; 1,173 shares in 2003)

Total stockholders' equity

	(104) (142) 146 (100) 65,918	(102) (194) 151 (145) 65,545

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the six-month period ended June 30, 2004 2003
	$ 4,042 422 445 (1,986) 0 (68) (745) 1,873	$ 3,906 344 500 110 (154) (2) 23 (590)
Net cash provided by operating activities	3,983	4,137

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities/calls of investment
   securities held to maturity
  Proceeds from maturities/calls of investment
   securities available for sale
  Purchase of investment securities held to
   maturity
  Purchase of investment securities
   available for sale
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	0 2,641 46,148 0 (57,678) (30,000) (28,269) (1,248)	6,529 3,862 34,486 0 (38,083) (15,000) (25,069) (2,271)
Net cash provided by (used for) investing activities	(68,406)	(35,546)
FINANCING ACTIVITIES Dividends paid Increase (Decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,870) 61,363 4,327 682	(2,690) 35,617 2,480 (1,585)

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, June 30, 2004 AND 2003

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	63,502 (921) 25,021 $ 24,100 $ 3,308 $ 2,072	33,822 2,413 25,217 $ 27,630 $ 3,993 $ 1,779

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, 717,492 for the six-month period ended June 30, 2004 and 718,002 for the six-month period ended June 30, 2003.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the six-month period ended June 30, 2004 and for the year ended December 31, 2003 were approximately $13,496 and $10,346, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $94,595 at June 30, 2004 and $85,195 at December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2004 and at December 31, 2003.

AVAILABLE FOR SALE United States Treasury	June 30, 2004 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Mortgage Backed Securities Over ten years	11,825 158,665 170,490 1,041	218 1,438 1,656 -	- 2,480 2,480 37	12,043 157,623 169,666 1,004	5.30% 3.72 3.83 3.60%
State, county and municipal Within one year One to five years Six to ten years Other-CRA Qualified Investment Fund Total available for sale	481 10,530 6,502 17,513 312 $189,356	7 351 298 656 - $2,312	- - 18 18 - $2,535	488 10,881 6,782 18,151 312 $189,133	5.29% 5.77 6.78 6.14 - 4.04%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies	0	-	-	0	-%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,140 3,399 901 5,440 $ 5,440	15 172 58 245 $ 245	- - - - $ -	1,155 3,571 959 5,685 $ 5,685	7.01% 7.27 7.28 7.22 7.22%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended June 30, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(133) as of June 30, 2004.

NOTE 3 - INVESTMENT SECURITIES (Continued)

December 31, 2003 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
AVAILABLE FOR SALE United States Treasury	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years	8,809 149,917 158,726	174 3,484 3,658	- 273 273	8,983 153,128 162,111	4.36 4.00 4.02
Mortgage Backed Securities Over ten years State, county and municipal Within one year One to five years Six to ten years Over ten years Other - CRA Qualified Investment Fund Total available for sale	1,071 185 10,283 6,961 288 17,717 311 $177,825	- 1 522 492 4 1,019 - $4,677	19 - - - - - - $ 292	1,052 186 10,805 7,453 292 18,736 311 $182,210	3.59 7.03 5.68 6.81 5.92 6.14 - 4.23%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies Within one year	2,000	55	-	2,055	6.44
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,562 3,086 1,433 6,081 $ 8,081	30 227 123 380 $ 435	- - - - $ -	1,592 3,313 1,556 6,461 $ 8,516	6.98% 7.40 6.97 7.19 7.01%

(1) Tax equivalent adjustment based on a 34% tax rate

As of the quarter ended  December 31, 2003, the Bank  did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $2,631 as of December 31, 2003.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2004 and December 31, 2003 by major classification:

Real estate loans - mortage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less allowance for loan losses
         Net loans

June 30, December 31, 2004 2003
$242,791 44,096 64,992 34,242 2,485 1,697 390,303 (4,861) $385,442	$228,556 44,099 53,559 32,884 1,537 1,399 362,034 (4,524) $357,510

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and six-month period ended June 30, 2004 and 2003 and the year ended December 31, 2003 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and
    agricultural
   Real Estate - construction and     mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and
    agricultural
   Real Estate - construction and
    mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Six Months Ended December June 30, June 30, 31, 2004 2003 2004 2003 2003
	$ 4,706 63 0 41 $ 104 $ 17 0 32 $ 49 $ 55 $ 210 $ 4,861	$ 4,377 19 39 72 $ 130 $ 25 5 67 $ 97 $ 33 $ 220 $ 4,564	$ 4,524 72 17 132 $ 221 $ 30 1 82 $ 113 $ 108 $ 445 $ 4,861	$ 4,155 49 44 163 $ 256 $ 58 8 99 $ 165 $ 91 $ 500 $ 4,564	$ 4,155 431 59 392 $ 882 $ 115 26 150 $ 291 $ 591 $ 960 $ 4,524
Ratio of net charge-offs during the period to average loans outstanding during the period	.02%	.01%	.03%	.03%	.17%

The entire balance is available to absorb future loan losses.

At June 30, 2004 and December 31, 2003 loans on which no interest was being accrued totalled approximately $235 and $351, respectively and foreclosed real estate totalled $80 and $0, respectively; and loans 90 days past due and still accruing totalled $5 and $130, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2004 and December 31, 2003 is summarized as follows:

Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	June 30 2004 $ 15,866 7,090 5,452 $ 28,408 10,514 $ 17,894	December 31, 2003 $ 15,866 6,923 4,371 $ 27,160 10,092 $ 17,068

     Depreciation and amortization of bank premises and equipment charged to operating expense was $209 and $422 for the quarter ended and the six-month period ended June 30, 2004, respectively and $739 for the year ended December 31, 2003.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2004 and December 31, 2003, certificates of deposit of $100,000 or more included in time deposits totaled approximately $107,804 and $86,975 respectively.  Interest expense on these deposits was approximately $482 and $938 for the quarter ended and the six-month period ended June 30, 2004, respectively, and $1,929 for the year ended December 31, 2003.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2004 and December 31, 2003, securities sold under repurchase agreements totaled $29,087 and $24,760. Securities with a book value of $34,770 ($35,386 market value) and $34,100 ($35,341 market value), respectively, are used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.15 percent and .96 percent at June 30, 2004 and December 31, 2003.

NOTE 8 - LINES OF CREDIT

     At June 30, 2004, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by U.S. Treasury and Agency Notes with a market value of $5,942 at June 30, 2004.  The amount outstanding under the note totaled $1,652 and $970 at June 30, 2004 and December 31, 2003, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $99,874 secured by a lien on the Bank's 1-4 family mortgages.  Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totalled $0 and $0 at June 30, 2004 and December 31, 2003, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended June 30, 2004 and June 30, 2003 on pretax income of $3,173 and $2,912 totalled $1,140 and $914 respectively.  Income tax expense for the six-month period ended June 30, 2004 and June 30, 2003 on pretax income of $6,114 and $5,674 totalled $2,072 and $1,768 respectively.  The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factor.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2004.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

Loan Commitments Standby letters of credits	June 30, 2004 $ 40,173 3,180

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and six-month periods ended June 30, 2004 and year ended December 31, 2003, $145, $292, and $558, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS (continued)

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are presented in the table below as of June 30, 2004:

Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg. assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$66,687 61,826 61,826	16.13% 14.96 9.71	$33,074 16,537 25,468	8.0% 4.0 4.0	$41,343 24,806 31,834	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCED SHEET JUNE 30, 2004 (Unaudited)
ASSETS Cash Investment in subsidiary Fixed assets Other assets	$ 2,377 61,693 1,811 37 $ 65,918
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 65,918 $ 65,918
CONDENSED STATEMENT OF INCOME For the six-month period ended June 30, 2004 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 4,095 0 (53) $ 4,042

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2004 and for the three-month and six-month periods ending June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 11.3% from $350,691 at June 30, 2003 to $390,303 at June 30, 2004 and have increased as a percentage of total assets from 57.7% to 58.8% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 34.6% at June 30, 2003 to 33.9% at June 30, 2004 as lending has improved.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.  Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 18.2% at June 30, 2003 to 18.6% at June 30, 2004.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased slightly from 64.8% of total assets at June 30, 2003 to 66.4% at June 30, 2004 while securities sold under agreement to repurchase have decreased from 4.7% to 4.4% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of June 30, 2004 and 2003:

Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	June 30, 2004 2003
	58.8% .8 28.5 4.6 92.7 7.3 100.0%	57.7% 1.5 27.0 6.1 92.3 7.7 100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	66.4% 4.4 .2 71.0 18.6 .5 9.9 100.0%	64.8% 4.7 .8 70.3 18.2 .7 10.8 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended June 30, 2004 and 2003 of $2,033 and $1,998, respectively, resulting in a return on average assets of 1.25% and 1.38% and a return on average stockholders' equity of 12.18% and 12.46%.

CNB Corporation experienced earnings for the six-month period ended June 30, 2004 and  2003 of $4,042 and $3,906, respectively, resulting in a return on average assets of 1.27% and 1.37% and a return on average stockholders' equity of 12.17% and 12.35%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses).  This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased  $56,429 or 9.3% from $607,742 at June 30, 2003 to $664,171 at June 30, 2004. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2004 and June 30, 2003:

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
Stockholders' equity
Book value per share

Ratios (1):
Annualized return on   average total assets
Annualized return on
  average stockholders'
  equity

Three-Month Period Ended June 30, Percent Increase 2004 2003 (Decrease)			Six-Month Period Ended June 30, Percent Increase 2004 2003 (Decrease)
5,983 3,173 2,033 2.83 0 0 664,171 564,476 390,303 194,573 65,918 91.87 1.25% 12.18%	5,586 2,912 1,998 2.78 0 0 607,742 503,926 350,691 173,292 65,545 91.41 1.38% 12.46%	7.1% 9.0 1.8 1.8 - - 9.3% 12.0 11.3 12.3 .6 .5 (9.4)% (2.2)%	11,765 6,114 4,042 5.63 0 0 664,171 564,476 390,303 194,573 65,918 91.87 1.27% 12.17%	10,923 5,674 3,906 5.44 0 0 607,742 503,926 350,691 173,292 65,545 91.41 1.37% 12.35%	7.7% 7.8 3.5 3.5 - - 9.3% 12.0 11.3 12.3 .6 .5 (7.3)% (1.5)%

(1) For the three-month period ended June 30, 2004 and June 30, 2003, average total assets amounted to $652,757 and $579,362 with average stockholders' equity totaling $66,779 and $64,137, respectively. For the six-month period ended June 30, 2004 and June 30, 2003, average total assets amounted to $638,536 and $572,202 with average stockholders' equity totaling $66,420 and $63,249 respectively.

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

The Bank maintained net interest margins for the three-month and six-month periods ended June 30, 2004, of 4.18% and 4.21%, respectively, and 4.40% and 4.38%, respectively, for the same periods in 2003 as compared to management's long-term target of 4.50%.  Net interest margins have been compressed at the bank and industry-wide, as we are experiencing almost fifty year lows in market interest rates.  We anticipate interest rates to increase in 2004 and during 2005 which should enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 6.4% increase from $5,937 for the three-month period ended June 30, 2003 to $6,317 for the three-month period ended June 30, 2004. During the same period, total fully-tax-equivalent interest income increased by 2.1% from $7,805 to $7,967 and total interest expense decreased by 11.7% from $1,868 to $1,650. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of ..22% from 4.40% for the three-month period ended June 30, 2003 to 4.18% for the three-month period ended June 30, 2004.

Fully-tax-equivalent net interest income showed a 6.6% increase from $11,694 for the six-month period ended June 30, 2003 to $12,460 for the six-month period ended June 30, 2004. During the same period, total fully-tax-equivalent interest income increased by 1.3% from $15,531 to $15,729 and total interest expense decreased by 14.8% from $3,837 to $3,269. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of ..17% from 4.38% for the six-month period ended June 30, 2003 to 4.21% for the six-month period ended June 30, 2004.

The tables on the following four pages present average balance sheets, average yield and interest earned on earning assets, and average rate and interest expense on interest bearing liabilities for the three-month and six-month periods ended June 30, 2004 and 2003, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2004 and 2003.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-bearing
       liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Three Months Ended 6/30/04 Three Months Ended 6/30/03 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$385,100 171,608 21,757 25,884 604,349 48,408 $652,757 $439,516 26,007 1,075 $465,598 117,505 1,875 66,779 $652,757 $604,349	$ 5,927 1,618 364 58 7,967 1,583 65 2 $ 1,650 $ 6,317 $ 124	6.16% 3.77 6.69 .90 5.27 1.44 1.00 .74 1.41 4.18	$349,362 144,284 25,010 21,471 540,127 39,235 $579,362 $389,082 27,764 1,202 $418,048 92,387 4,790 64,137 $579,362 $540,127	$ 5,782 1,575 386 62 7,805 1,781 85 2 $ 1,868 $ 5,937 $ 131	6.62% 4.37 6.17 1.16 5.78 1.83 1.22 .67 1.79 4.40

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
 equity
Cash dividends declared as a percent of net
 income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
 average total assets

		1.25 12.18 0 10.23 11.99 17.34 92.58	1.38 12.46 0 11.07 13.32 18.36 93.23

CNB Corporation and Subsidiary Average Balances, Yield and Rates (Dollars in Thousands)

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to
    resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-
       bearing liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Six Months Ended 6/30/04 Six Months Ended 6/30/03 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense Rate Expense(1) Rate
$377,400 168,071 23,207 23,387 592,065 46,471 $638,536 $430,589 26,040 1,046 $457,675 111,078 3,363 66,420 $638,536 $592,065	$ 11,656 3,234 735 104 15,729 3,133 132 4 $ 3,269 $ 12,460 $ 250	6.18% 3.85 6.33 .89 5.31 1.46 1.01 .76 1.43 4.21	$342,369 145,817 25,896 19,361 533,443 38,759 $572,202 $381,589 27,300 1,295 $410,184 93,823 4,946 63,249 $572,202 $533,443	$ 11,348 3,275 797 111 15,531 3,654 176 7 $ 3,837 $ 11,694 $ 271	6.63% 4.49 6.16 1.15 5.82 1.92 1.29 1.08 1.87 4.38

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
 equity
Cash dividends declared as a percent of net
 income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
 average total assets

		1.27 12.17 0 10.40 12.26 17.60 92.72	1.37 12.35 0 11.05 13.30 18.47 93.23

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 385,100 171,608 21,757 25,884 604,349 439,516 26,007 1,075 466,598 137,751 604,349	Average Volume 2003 349,362 144,284 25,010 21,471 540,127 389,082 27,764 1,202 418,048 122,079 540,127	Yield/Rate 2004 (1) 6.16% 3.77% 6.69% .90% 5.27% 1.44% 1.00% .74% 1.41% 1.09% 3.86% .32% 4.18%	Yield/Rate 2003 (1) 6.62% 4.37% 6.17% 1.16% 5.78% 1.83% 1.22% .67% 1.79% 1.38% 3.99% .41% 4.40%	Interest Earned/Paid 2004 (1) 5,927 1,618 364 58 7,967 1,583 65 2 1,650 1,650 6,317	Interest Earned/Paid 2003 (1) 5,782 1,575 386 62 7,805 1,781 85 2 1,868 1,868 5,937	Variance 145 43 (22) (4) 162 (198) (20) 0 (218) (218)	Change Due to Rate (402) (216) 33 (14) (599) (379) (15) 0 (394) (394)	Change Due to Volume 591 299 (50) 13 853 231 (5) 0 226 226	Change Due to Rate X Volume (44) (40) (5) (3) (92) (50) 0 0 (50) (50)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net
     Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Six Months Ended June 30, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 Income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 377,400 168,071 23,207 23,387 592,065 430,589 26,040 1,046 457,675 134,390 592,065	Average Volume 2003 342,369 145,817 25,896 19,361 533,443 381,589 27,300 1,295 410,184 123,259 533,443	Yield/Rate 2004 (1) 6.18% 3.85% 6.33% .89% 5.31% 1.46% 1.01% .76% 1.43% 1.10% 3.88% .33% 4.21%	Yield/Rate 2003 (1) 6.63% 4.49% 6.16% 1.15% 5.82% 1.92% 1.29% 1.08% 1.87% 1.44% 3.95% .43% 4.38%	Interest Earned/Paid 2004 (1) 11,656 3,234 735 104 15,729 3,133 132 4 3,269 3,269 12,460	Interest Earned/Paid 2003 (1) 11,348 3,275 797 111 15,531 3,654 176 7 3,837 3,837 11,694	Variance 308 (41) (62) (7) 198 (521) (44) (3) (568) (568)	Change Due to Rate (770) (467) 22 (25) (1,240) (878) (38) (2) (918) (918)	Change Due to Volume 1,161 500 (83) 23 1,601 470 (8) (1) 461 461	Change Due to Rate X Volume (83) (74) (1) (5) (163) (113) 2 0 (111) (111)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net
     Yield on Earning Assets.

NET INCOME (continued)

Provision for Possible Loan Losses - It is the policy of the bank to maintain the allowance for possible loan losses at the greater of 1.20% of net loans or a percentage based on a level to cover potential losses identified in the portfolio.

The provision for possible loan losses was $210 for the three-month period ended June 30, 2004 and $220 for the three-month period ended June 30, 2003. Net loan charge-offs/(recoveries) totaled $55 for the three-month period ended June 30, 2004 and $33 for the same period in 2003.

The provision for possible loan losses was $445 for the six-month period ended June 30, 2004 and $500 for the six-month period ended June 30, 2003. Net loan charge-offs/(recoveries) totalled $108 for the six-month period ended June 30, 2004 and $91 for the same period in 2003.

The allowance for possible loan losses as a percentage of net loans was 1.26% at June 30, 2004 and 1.32% at June 30, 2003.  The decreased provisions during the three-month and six-month periods ended June 30, 2004 reflect the continued low net charge-offs in the loan portfolio.

Securities Transactions - At June 30, 2004, December 31, 2003, and June 30, 2003 market value appreciation in the investment portfolio totalled $22, $4,820, and $8,148, respectively.  As indicated, market values have decreased due to higher market interest rates in 2004.  Security gains of $154 were taken during the first quarter of 2003 to supplement liquidity and to take advantage of a steeply-sloping yield curve.

Other Income - Other income, net of any gains/losses on security transactions, increased by 8.8% from $1,494 for the three-month period ended June 30, 2003 to $1,626 for the three-month period ended June 30, 2004.

Other income, net of any gains/losses on security transactions, increased by 6.1% from $2,809 for the six-month period ended June 30, 2003 to $2,980 for the six-month period ended June 30, 2004.

This increase in the three-month and six-month period ended June 30, 2004 other income was due to an increase in deposit account volumes and higher merchant discount income, offset somewhat by a decrease in refinancing volume in the mortgage loan department.

Other Expenses - Other expenses increased by 6.4% from $4,168 for the three-month period ended June 30, 2003 to $4,436 for the three-month period ended June 30, 2004. The major components of other expenses are salaries and employee benefits which increased 3.0% from $2,604 to $2,682; occupancy expense which increased 18.0% from $511 to $603; and other operating expenses which increased by 9.3% from $1,053 to $1,151.

Other expenses increased by 5.1% from $8,212 for the six-month period ended June 30, 2003 to $8,631 for the six-month period ended June 30, 2004.  The major components of other expenses are salaries and employee benefits which increased 3.0% from $5,206 to $5,363; occupancy expense which increased 14.7% from $1,053 to $1,208; and other operating expense which increased by 5.5% from $1,953 to $2,060.

NET INCOME (continued)

The increase in the three-month and six-month period ended June 30, 2004 salaries and employee benefits was due to normal pay increases and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense has grown in 2004 due to the addition of a new banking office in Conway.

Income Taxes - Provisions for income taxes increased 24.7% from $914 for the three-month period ended June 30, 2003 to $1,140 for the three-month period ended June 30, 2004.  Income before income taxes less interest on tax-exempt investment securities increased by 10.4% from $2,657 for the three-month period ended June 30, 2003 to $2,933 for the same period in 2004.  State tax liability increased as income before income taxes increased 9.0% from $2,912 to $3,173 during the same period.

Provisions for income taxes increased 17.2% from $1,768 for the six-month period ended June 30, 2003 to $2,072 for the six-month period ended June 30, 2004. Income before income taxes less interest on tax-exempt investment securities increased by 9.3% from $5,148 for the six-month period ended June 30, 2003 to $5,629 for the same period in 2004 and state tax liability increased as income before income taxes increased 7.8% from $5,674 to $6,114 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  It is anticipated that the Bank will make application to construct, equip, and staff a new banking office in Pawleys Island, South Carolina in the latter part of 2004.  Land, construction, and equipment costs are estimated at $1,750.

CAPITAL RESOURCES

Total stockholders' equity was $65,918 and $64,623 at June 30, 2004 and December 31, 2003, representing 9.92% and 10.77% of total assets, respectively. At June 30, 2004, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

No disclosure is required under 17 C.F.R. Section 229.308.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CNB Corporation
                                    (Registrant)

                                  /s/Paul R. Dusenbury__________________
                                  Paul R. Dusenbury
                                  Treasurer
                                 (Chief Financial and Accounting Officer)

Date:  August 10, 2004

PART II.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the Conway Banking Office of The Conway National Bank at 1411 Fourth Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 11, 2004.

The purpose of the Annual Meeting was to: (1) elect three Directors; and (2) ratify the appointment of Elliott Davis, LLC as the Company's independent public accountant for the fiscal year ending December 31, 2004.

Proxies for the meeting were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and all of such nominees were elected.

There were 470,485 of the 717,542 shares issued present or represented by proxy and the majority of shares were voted for the election of the three Directors listed as management's nominees in the proxy statement; and for the ratification of Elliott Davis, LLC as the Company's 2004 independent public accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index.

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