Form 10-Q
period 2004-09-30
CNB CORP /SC/
filed 2004-11-10
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004

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

State the number of shares outstanding of the issuers shares of common equity as of the latest practical date: 788,454 shares of common stock, par value $10 per share, October 31, 2004.

CNB Corporation

Forward-Looking Statements	Page 1
PART I. Item 1. Item 2. Item 3. Item 4. SIGNATURE PART II. Item 6.

FINANCIAL INFORMATION

Financial Statements:

Consolidated Balance Sheets as of September 30, 2004,
December 31, 2003 and September 30, 2003

Consolidated Statement of Income for the Three Months
and Nine Months Ended September 30, 2004 and 2003

Consolidated Statement of Comprehensive Income
for the Three Months and Nine Months Ended
September 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders'
Equity for the Nine Months Ended September 30, 2004 and 2003

Consolidated Statement of Cash Flows for the Nine Months
Ended September 30, 2004 and 2003

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

Item 1.  Financial Statements

CNB Corporation and Subsidiary
Consolidated Balance Sheets
(All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:

    Cash and due from banks
    Investment Securities
      (Fair values of $5,435 at
       September 30, 2004, $8,516 at
       December 31, 2003, and $9,448
       at September 30, 2003)
    Securities Available for Sale
      (Amortized cost of $195,965 at
       September 30, 2004, $177,825 at
       December 31, 2003, and $183,174
       at September 30, 2003)
    Federal Funds sold and securities
       purchased under agreement
       to resell
    Loans:
       Total loans
       Less allowance for possible
          loan losses
         Net loans
    Bank premises and equipment
    Other assets
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits:
       Non-interest bearing
       Interest-bearing
          Total deposits
    Federal funds purchased and
       securities sold under agreement
       to repurchase
    Other short-term borrowings
    Other liabilities
 Total liabilities
   Stockholders' equity:
       Common stock, par value $10 per
       share:  Authorized 1,500,000 in
       2004 and 2003; issued 789,774 in
       2004 and 718,246 in 2003
       Surplus
       Undivided Profits
       Net Unrealized Holding
       Gains (Losses) on
        Available-For-Sale Securities
         Less:  Treasury stock
            Total stockholders' equity
           Total liabilities
             and stockholders' equity

Sept. 30,
2004
(Unaudited)
$ 30,805
5,150

198,486

28,000

395,006

  (4,888)
390,118
17,629
  10,205
$680,393

$ 127,465
 445,509
 572,974

32,700
1,541
   3,233
 610,448

7,898
43,541
17,137
1,513

    (144)
  69,945

$680,393

December 31, 2003 $ 25,021 8,081 182,210 1,000 362,034 (4,524) 357,510 17,068 9,088 $599,978 $ 101,684 401,429 503,113 24,760 970 6,512 535,355 7,182 34,801 20,113 2,631 (104) 64,623 $599,978

Sept. 30,
2003
(Unaudited)
$ 21,621
8,962

188,292

35,000

343,210

  (4,498)
338,712
15,020
   9,209
$616,816

$107,888
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
        Total other income

  Other expenses:
    Salaries and employee benefits
    Occupancy expense
    Other operating expenses
        Total operating expenses
  Income before income taxes
    Income tax provision
  Net income

  *Per share data:
    Net income per weighted average shares
     outstanding

    Cash dividend paid per share

    Book value per actual number of shares
     outstanding

    Weighted average number of shares outstanding

    Actual number of shares outstanding

Three Months Ended Sept 30,		Nine Months Ended Sept. 30,
2004 $ 6,177 1,659 249 106 8,191 1,674 97 3 1,774 6,417 315 6,102 875 0 931 1,806 2,692 614 1,200 4,506 3,402 935 2,467 $ 3.13 $ 0 $ 88.69 789,124 788,664	2003 $ 5,608 1,610 256 86 7,560 1,669 77 4 1,750 5,810 250 5,560 846 0 816 1,662 2,512 541 1,049 4,102 3,120 1,002 2,118 $ 2.68 $ 0 $ 83.97 789,468 788,653	2004 $ 17,833 4,893 734 210 23,670 4,807 229 7 5,043 18,627 760 17,867 2,634 0 2,152 4,786 8,055 1,822 3,260 13,137 9,516 3,007 6,509 $ 8.25 $ 0 $ 88.69 789,124 788,664	2003 $ 16,956 4,885 782 197 22,820 5,323 253 11 5,587 17,233 750 16,483 2,562 154 1,909 4,625 7,718 1,594 3,002 12,314 8,794 2,770 6,024 $ 7.63 $ 0 $ 83.97 789,468 788,653

*Adjusted for the effect of a 10% stock dividend issued during 2004.

CNB Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(All Dollar Amounts, Except Per Share Data, in Thousands)
(Unaudited)

Net Income	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
	$2,467	$2,118	$6,509	$6,024
Other comprehensive income, net of tax Unrealized gains/(losses) on securities: Unrealized holding gains/(losses) during period	1,646	(1,421)	(1,118)	(873)
Net Comprehensive Income/(Loss)	$4,113	$ 697	$5,391	$5,151

CNB Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(All Dollar Amounts in Thousands)
(Unaudited)

Common Stock: ($10 par value; 1,500,000 shares authorized) Balance, January 1 Issuance of Common Stock Stock Dividend Balance at end of period	Nine Months Ended September 30,
	2004	2003
	7,182 None 716 7,898	7,182 None None 7,182
Surplus: Balance, January 1 Issuance of Common Stock Stock Dividend Gain on sale of Treasury stock Balance at end of period	34,801 None 8,726 14 43,541	34,783 None None 9 34,792
Undivided profits: Balance, January 1 Net Income Stock Dividend Cash dividends declared Balance at end of period	20,113 6,509 (9,485) None 17,137	15,318 6,024 None None 21,343
Net unrealized holding gains/(losses) on Available-for-sale securities: Balance, January 1 Change in net unrealized gains/(losses) Balance at end of period	2,631 (1,118) 1,513	3,944 (873) 3,071

Treasury stock:
Balance, January 1
(837 shares in 2004; 951 shares in 2003)
Purchase of treasury stock
Reissue of treasury stock
Balance at end of period
(1,110 shares in 2004; 1,173 shares in 2003)

Total stockholders' equity

	(104) (186) 146 (144) 69,945	(102) (232) 174 (160) 66,228

Note:  Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

OPERATING ACTIVITIES
  Net Income
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation
    Provision for loan losses
    Provision for deferred income taxes
    Loss (gain) on sale of investment
     securities
    (Increase) decrease in accrued interest
     receivable
    (Increase) decrease in other assets
    (Decrease) increase in other liabilities

	For the nine-month period ended September 30, 2004 2003
	$ 6,509 630 760 (1,154) 0 129 (817) 596	$ 6,024 517 750 (837) (154) 498 (369) 17
Net cash provided by operating activities	6,653	6,446

INVESTING ACTIVITIES
  Proceeds from sale of investment securities
   available for sale
  Proceeds from maturities/calls of investment
   securities held to maturity
  Proceeds from maturities/calls of investment
   securities available for sale
  Purchase of investment securities
   available for sale
  (Increase) decrease in federal funds sold
  (Increase) decrease in loans
  Premises and equipment expenditures

	0 2,931 54,519 (72,658) (27,000) (32,972) (1,191)	6,529 4,143 54,008 (84,216) (13,000) (17,588) (3,088)
Net cash provided by (used for) investing activities	(76,371)	(53,212)
FINANCING ACTIVITIES Dividends paid Increase (decrease) in deposits (Decrease) increase in securities sold under repurchase agreement (Decrease) increase in other short-term borrowings	(2,870) 69,861 7,940 571	(2,690) 45,421 5,841 (5,402)

        Net cash provided by (used for)
          financing activities

        Net increase (decrease) in cash
          and due from banks

CASH AND DUE FROM BANKS, BEGINNING OF YEAR

CASH AND DUE FROM BANKS, SEPT. 30, 2004 AND 2003

CASH PAID (RECEIVED) FOR:
  Interest
  Income taxes

	75,502 5,784 25,021 $ 30,805 $ 5,077 $ 2,941	43,170 (3,596) 25,217 $ 21,621 $ 5,911 $ 2,759

CNB CORPORATION AND SUBSIDIARY (The "Corporation")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, adjusted for a 10% stock dividend declared in September, 2004, resulting in 789,124 for the nine-month period ended September 30, 2004 and 789,468 for the nine-month period ended September 30, 2003.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the nine-month period ended September 30, 2004 and for the year ended December 31, 2003 were approximately $14,127 and $10,346, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $107,080 at September 30, 2004 and $85,195 at December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2004 and at December 31, 2003.

AVAILABLE FOR SALE United States Treasury	September 30, 2004 Book Unrealized Holding Fair Value Gains Losses Value Yield(1)
	$ 0	$ -	$ -	$ 0	-%
Federal agencies Within one year One to five years Mortgage Backed Securities Over ten years	16,571 160,542 177,113 1,027	353 1,647 2,000 -	- 355 355 38	16,924 161,834 178,758 989	5.30% 3.65 3.80 3.62%
State, county and municipal Within one year One to five years Six to ten years Other-CRA Qualified Investment Fund Total available for sale	481 11,785 5,237 17,503 322 $195,965	4 530 380 914 - $2,914	- - - - - $ 393	485 12,315 5,617 18,417 322 $198,486	5.33% 5.85 6.91 6.15 - 4.01%
HELD TO MATURITY United States Treasury	$ 0	-	-	0	-%
Federal agencies	0	-	-	0	-%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,031 3,218 901 5,150 $ 5,150	11 192 82 285 $ 285	- - - - $ -	1,042 3,410 983 5,435 $ 5,435	6.97% 7.24 7.27 7.19 7.19%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended September 30, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $1,513 as of September 30, 2004.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2004 and December 31, 2003 by major classification:

Real estate loans - mortgage
                  - construction
Commercial and industrial loans
Loans to individuals for household,
  family and other consumer expenditures
Agriculture
All other loans, including overdrafts
     Gross loans
       Less allowance for loan losses
         Net loans

Sept. 30, December 31, 2004 2003
$249,099 43,981 63,511 34,818 2,049 1,548 395,006 (4,888) $390,118	$228,556 44,099 53,559 32,884 1,537 1,399 362,034 (4,524) $357,510

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and nine-month period ended September 30, 2004 and 2003 and the year ended December 31, 2003 are summarized as follows:

Balance, beginning of period
Charge-offs:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total charge-offs
Recoveries:
   Commercial, financial, and agricultural
   Real Estate - construction and mortgage
   Loans to individuals
       Total recoveries
Net charge-offs/(recoveries)
Additions charge to operations
Balance, end of period

	Quarter Ended Nine Months Ended December Sept. 30, Sept. 30, 31, 2004 2003 2004 2003 2003
	$ 4,861 106 0 208 $ 314 $ 9 0 17 $ 26 $ 288 $ 315 $ 4,888	$ 4,564 246 4 118 $ 368 $ 25 3 24 $ 52 $ 316 $ 250 $ 4,498	$ 4,524 178 17 340 $ 535 $ 39 1 99 $ 139 $ 396 $ 760 $ 4,888	$ 4,155 295 48 281 $ 624 $ 83 11 123 $ 217 $ 407 $ 750 $ 4,498	$ 4,155 431 59 392 $ 882 $ 115 26 150 $ 291 $ 591 $ 960 $ 4,524
Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.09%	.10%	.12%	.17%

The entire balance is available to absorb future loan losses.

At September 30, 2004 and December 31, 2003 loans on which no interest was being accrued totalled approximately $428 and $351, respectively and foreclosed real estate totalled $80 and $0, respectively; and loans 90 days past due and still accruing totalled $280 and $130, respectively.

OTHER INTEREST-BEARING ASSETS

As of September 30, 2004, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2004 and December 31, 2003 is summarized as follows:

Land and buildings Furniture, fixtures and equipment Construction in progress Less accumulated depreciation and amortization	Sept. 30 2004 $ 15,333 7,327 5,692 $ 28,352 10,723 $ 17,629	December 31, 2003 $ 15,866 6,923 4,371 $ 27,160 10,092 $ 17,068

     Depreciation and amortization of bank premises and equipment charged to operating expense was $208 and $630 for the quarter ended and the nine-month period ended September 30, 2004, respectively and $739 for the year ended December 31, 2003.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2004 and December 31, 2003, certificates of deposit of $100,000 or more included in time deposits totaled approximately $106,809 and $86,975 respectively.  Interest expense on these deposits was approximately $536 and $1,474 for the quarter ended and the nine-month period ended September 30, 2004, respectively, and $1,929 for the year ended December 31, 2003.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2004 and December 31, 2003, securities sold under repurchase agreements totaled $32,700 and $24,760. Securities with a book value of $43,752 ($44,702 market value) and $34,100 ($35,341 market value), respectively, are used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.31 percent and .96 percent at September 30, 2004 and December 31, 2003.

NOTE 8 - LINES OF CREDIT

     At September 30, 2004, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $6,042 at September 30, 2004.  The amount outstanding under the note totalled $1,541 and $970 at September 30, 2004 and December 31, 2003, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $69,615 secured by a lien on the Bank's 1-4 family mortgages.  Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totalled $0 and $0 at September 30, 2004 and December 31, 2003, respectively.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarter ended September 30, 2004 and September 30, 2003 on pretax income of $3,402 and $3,120 totalled $935 and $1,002 respectively. Income tax expense for the nine-month period ended September 30, 2004 and September 30, 2003 on pretax income of $9,516 and $8,794 totalled $3,007 and $2,770 respectively.  The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2004.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

Loan Commitments Standby letters of credits	Sept. 30, 2004 $ 41,640 2,797

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2004 and year ended December 31, 2003, $144, $436, and $558, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS (continued)

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are presented in the table below as of September 30, 2004:

Total Capital (to risk weighted assets) Tier I Capital (to risk weighted assets) Tier I Capital (to avg. assets	To be well capitalized For under prompt Capital adequacy corrective action Purposes provisions Actual Minimum Minimum Amount Ratio Amount Ratio Amount Ratio
	$69,182 64,294 64,294	16.52% 15.36 9.86	$33,794 16,747 26,094	8.0% 4.0 4.0	$41,868 25,121 32,617	10.0% 6.0 5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCED SHEET SEPTEMBER 30, 2004 (Unaudited)
ASSETS Cash Investment in subsidiary Other assets	$ 4,101 65,807 37 $ 69,945
LIABILITIES AND STOCKHOLDERS' EQUITY Other liability Stockholders' equity	$ 0 69,945 $ 69,945
CONDENSED STATEMENT OF INCOME For the nine-month period ended September 30, 2004 (Unaudited)
EQUITY IN NET INCOME OF SUBSIDIARY OTHER INCOME OTHER EXPENSES Net Income	$ 6,563 0 (54) $ 6,509

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2004 and for the three-month and nine-month periods ending September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 15.1% from $343,210 at September 30, 2003 to $395,006 at September 30, 2004 and have increased as a percentage of total assets from 55.6% to 58.0% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 37.7% at September 30, 2003 to 34.1% at September 30, 2004.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.  Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 17.5% at September 30, 2003 to 18.7% at September 30, 2004.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 65.8% of total assets at September 30, 2003 to 65.5% at September 30, 2004 while securities sold under agreement to repurchase have declined from 5.2% to 4.8% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheet as of September 30, 2004 and 2003:

Assets: Earning assets: Loans Investment securities Securities Available for Sale Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	Sept. 30, 2004 2003
	58.0% .8 29.2 4.1 92.1 7.9 100.0%	55.6% 1.5 30.5 5.7 93.3 6.7 100.0%

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Interest-bearing deposits
    Federal funds purchased and securities sold
      under agreement to resell
    Other short-term borrowings
        Total interest-bearing liabilities
          Noninterest-bearing deposits
    Other liabilities
    Stockholders' equity
        Total liabilities and stockholders' equity

	65.5% 4.8 .2 70.5 18.7 .5 10.3 100.0%	65.8% 5.2 .2 71.2 17.5 .6 10.7 100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month period ended September 30, 2004 and 2003 of $2,467 and $2,118, respectively, resulting in a return on average assets of 1.47% and 1.38% and a return on average stockholders' equity of 14.50% and 12.89%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2004 and 2003 of $6,509 and $6,024, respectively, resulting in a return on average assets of 1.34% and 1.37% and a return on average stockholders' equity of 12.96% and 12.54%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses).  This level of earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased  $63,577 or 10.3% from $616,816 at September 30, 2003 to $680,393 at September 30, 2004. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2004 and September 30, 2003:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
Per Share (1)
Cash dividends declared
   Per Share (1)
Total assets
Total deposits
Loans
Investment securities and
    securities available for sale
Stockholders' equity
    Book value per share (1)
Ratios (2):
Annualized return on average total
     assets
Annualized return on average
     stockholders' equity

Three-Month Period Ended Sept. 30, Percent Increase 2004 2003 (Decrease)			Nine-Month Period Ended Sept. 30, Percent Increase 2004 2003 (Decrease)
6,102 3,402 2,467 3.13 0 0 680,393 572,974 395,006 203,636 69,945 88.69 1.47% 14.50%	5,560 3,120 2,118 2.68 0 0 616,816 513,730 343,210 197,254 66,228 83.97 1.38% 12.89%	9.8% 9.0 16.5 16.8 - - 10.3% 11.5 15.1 3.2 5.6 5.6 6.5% 12.5%	17,867 9,516 6,509 8.25 0 0 680,393 572,974 395,006 203,636 69,945 88.69 1.34% 12.96%	16,483 8,794 6,024 7.63 0 0 616,816 513,730 343,210 197,254 66,228 83.97 1.37% 12.54%	8.4% 8.2 8.1 8.1 - - 10.3% 11.5 15.1 3.2 5.6 5.6 (2.2)% 3.3%

(1)Adjusted for a 10% stock dividend issued during 2004.

(2) For the three-month period ended September 30, 2004 and September 30, 2003, average total assets amounted to $672,538 and $612,261 with average stockholders' equity totaling $68,076 and $65,700, respectively. For the nine-month period ended September 30, 2004 and September 30, 2003, average total assets amounted to $649,870 and $585,555 with average stockholders' equity totaling $66,972 and $64,066 respectively.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2004, of 4.20% and 4.21%, respectively, and 4.18% and 4.31%, respectively, for the same periods in 2003 as compared to management's long-term target of 4.50%.  Net interest margins have been compressed at the bank and industry-wide, as we are experiencing almost fifty-year lows in market interest rates.  We anticipate interest rates to increase in the latter part of 2004 and into 2005 which should enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 10.0% increase from $5,966 for the three-month period ended September 30, 2003 to $6,565 for the three-month period ended September 30, 2004. During the same period, total fully-tax-equivalent interest income increased by 8.1% from $7,716 to $8,339 and total interest expense increased by 1.4% from $1,750 to $1,774. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .02% from 4.18% for the three-month period ended September 30, 2003 to 4.20% for the three-month period ended September 30, 2004.

Fully-tax-equivalent net interest income showed a 7.7% increase from $17,660 for the nine-month period ended September 30, 2003 to $19,025 for the nine-month period ended September 30, 2004. During the same period, total fully-tax-equivalent interest income increased by 3.5% from $23,247 to $24,068 and total interest expense decreased by 9.7% from $5,587 to $5,043. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown a decrease of .10% from 4.31% for the nine-month period ended September 30, 2003 to 4.21% for the nine-month period ended September 30, 2004.

The tables on the following four pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-bearing
       liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Three Months Ended 9/30/04 Three Months Ended 9/30/03 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense(1) Rate Expense(1) Rate
$393,807 176,309 22,757 32,165 625,038 47,500 $672,538 $440,555 30,114 1,160 $471,829 129,009 3,624 68,076 $672,538 $625,038	$ 6,197 1,659 377 106 8,339 1,674 97 3 $ 1,774 $ 6,565 $ 148	6.29% 3.76 6.63 1.32 5.34 1.52 1.29 1.03 1.50 4.20	$347,292 160,733 24,828 38,132 570,985 41,276 $612,261 $399,589 31,197 1,553 $432,339 109,948 4,274 65,700 $612,261 $570,985	$ 5,632 1,610 388 86 7,716 1,669 77 4 $ 1,750 $ 5,966 $ 156	6.49% 4.01 6.25 .90 5.41 1.67 .99 1.03 1.62 4.18

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.47 14.50 0 10.12 11.95 17.29 92.94	1.38 12.89 0 10.73 12.89 18.92 93.26

CNB Corporation and Subsidiary Average Balances, Yield and Rates (Dollars in Thousands)

Assets:
  Earning assets:
   Loans, net of unearned
    income
   Securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased
    under agreement to
    resell
      Total earning assets
    Other assets
      Total assets

Liabilities and stockholder
equity
   Interest-bearing
    liabilities:
   Interest-bearing deposits
   Federal funds purchased
    and securities sold
    under agreement to
    repurchase
   Other short-term
    borrowings
      Total interest-
       bearing liabilities
   Noninterest-bearing
    deposits
   Other liabilities
   Stockholders' equity
      Total liabilities
       and stockholders'
       equity
   Net interest income as a
    percent of total earning
    assets

(1)  Tax-equivalent
     adjustment based on a
     34% tax rate

Nine Months Ended 9/30/04 Nine Months Ended 9/30/03 Avg. Interest Avg. Ann. Avg. Interest Avg. Ann. Balance Income/ Yield or Balance Income/ Yield or Expense(1) Rate Expense(1) Rate
$382,869 170,817 23,057 26,313 603,056 46,814 $649,870 $433,911 27,398 1,084 $462,393 117,055 3,450 66,972 $649,870 $603,056	$ 17,853 4,893 1,112 210 24,068 4,807 229 7 $ 5,043 $ 19,025 $ 398	6.22% 3.82 6.43 1.06 5.32 1.48 1.11 .86 1.45 4.21	$344,010 150,789 25,540 25,618 545,957 39,598 $585,555 $387,589 28,599 1,381 $417,569 99,198 4,722 64,066 $585,555 $545,957	$ 16,980 4,885 1,185 197 23,247 5,323 253 11 $ 5,587 $ 17,660 $ 427	6.58% 4.32 6.19 1.03 5.68 1.83 1.18 1.06 1.78 4.31

Ratios:
Annualized return on average total assets
Annualized return on average stockholders'
equity
Cash dividends declared as a percent of net
income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

		1.34 12.96 0 10.31 12.16 17.49 92.80	1.37 12.54 0 10.94 13.16 18.62 93.24

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Total Loans (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 393,807 176,309 22,757 32,165 625,038 440,555 30,114 1,160 471,829 153,209 625,038	Average Volume 2003 347,292 160,733 24,828 38,132 570,985 399,589 31,197 1,553 432,339 138,646 570,985	Yield/Rate 2004 (1) 6.29% 3.76% 6.63% 1.32% 5.34% 1.52% 1.29% 1.03% 1.50% 1.14% 3.84% .36% 4.20%	Yield/Rate 2003 (1) 6.49% 4.01% 6.25% .90% 5.41% 1.67% .99% 1.03% 1.62% 1.23% 3.79% .39% 4.18%	Interest Earned/Paid 2004 (1) 6,197 1,659 377 106 8,339 1,674 97 3 1,774 1,774 6,565	Interest Earned/Paid 2003 (1) 5,632 1,610 388 86 7,716 1,669 77 4 1,750 1,750 5,966	Variance 565 49 (11) 20 623 5 20 (1) 24 24	Change Due to Rate (174) (100) 24 40 (210) (150) 23 0 (127) (127)	Change Due to Volume 755 156 (32) (13) 866 171 (3) (1) 167 167	Change Due to Rate X Volume (16) (7) (3) (7) (33) (16) 0 0 (16) (16)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Nine Months Ended September 30, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Total Loans (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 Securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 382,869 170,817 23,057 26,313 603,056 433,911 27,398 1,084 462,393 140,663 603,056	Average Volume 2003 344,010 150,789 25,540 25,618 545,957 387,589 28,599 1,381 417,569 128,388 545,957	Yield/Rate 2004 (1) 6.22% 3.82% 6.43% 1.06% 5.32% 1.48% 1.11% .86% 1.45% 1.11% 3.87% .34% 4.21%	Yield/Rate 2003 (1) 6.58% 4.32% 6.19% 1.03% 5.68% 1.83% 1.18% 1.06% 1.78% 1.37% 3.90% .41% 4.31%	Interest Earned/Paid 2004 (1) 17,853 4,893 1,112 210 24,068 4,807 229 7 5,043 5,043 19,025	Interest Earned/Paid 2003 (1) 16,980 4,885 1,185 197 23,247 5,323 253 11 5,587 5,587 17,660	Variance 873 8 (73) 13 821 (516) (24) (4) (544) (544)	Change Due to Rate (929) (565) 46 6 (1,442) (1,017) (15) (2) (1,034) (1,034)	Change Due to Volume 1,918 649 (115) 5 2,457 636 (11) (2) 623 623	Change Due to Rate X Volume (116) (76) (4) 2 (194) (135) 2 0 (133) (133)

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

The provision for possible loan losses was $315 for the three-month period ended September 30, 2004 and $250 for the three-month period ended September 30, 2003. Net loan charge-offs/(recoveries) totaled $288 for the three-month period ended September 30, 2004 and $316 for the same period in 2004.

The provision for possible loan losses was $760 for the nine-month period ended September 30, 2004 and $750 for the nine-month period ended September 30, 2003. Net loan charge-offs/(recoveries) totalled $396 for the nine-month period ended September 30, 2004 and $407 for the same period in 2003.

The allowance for possible loan losses as a percentage of net loans was 1.25% at September 30, 2004 and 1.33% at September 30, 2003.  The increased provisions during the three-month and nine-month periods ended September 30, 2004 reflect the continued strong loan portfolio growth.

Securities Transactions - At September 30, 2004, December 31, 2003, and September 30, 2003 market value appreciation in the investment portfolio totalled $2,806, $4,820, and $5,604, respectively.  As indicated, market values have decreased due to higher market interest rates in 2004.  Security gains of $154 were taken during the first quarter of 2003 to supplement liquidity and to take advantage of a steeply-sloping yield curve.

Other Income - Other income, net of any gains/losses on security transactions, increased by 8.7% from $1,662 for the three-month period ended September 30, 2003 to $1,806 for the three-month period ended September 30, 2004.

Other income, net of any gains/losses on security transactions, increased by 7.0% from $4,471 for the nine-month period ended September 30, 2003 to $4,786 for the nine-month period ended September 30, 2004.

This increase in the three-month and nine-month period ended September 30, 2004 other income was due to an increase in deposit account volumes and higher merchant discount income, offset somewhat by a decrease in refinancing volume in the mortgage loan department.

Other Expenses - Other expenses increased by 9.8% from $4,102 for the three-month period ended September 30, 2003 to $4,506 for the three-month period ended September 30, 2004. The major components of other expenses are salaries and employee benefits which increased 7.2% from $2,512 to $2,692; occupancy expense which increased 13.5% from $541 to $614; and other operating expenses which increased by 14.4% from $1,049 to $1,200.

Other expenses increased by 6.7% from $12,314 for the nine-month period ended September 30, 2003 to $13,137 for the nine-month period ended September 30, 2004. The major components of other expenses are salaries and employee benefits which increased 4.4% from $7,718 to $8,055; occupancy expense which increased 14.3% from $1,594 to $1,822; and other operating expense which increased by 8.6% from $3,002 to $3,260.

NET INCOME (continued)

The increase in the three-month and nine-month period ended September 30, 2004 salaries and employee benefits was due to normal pay increases and the increased costs of providing employee benefits, particularly health insurance coverage. Occupancy expense has grown in 2004 due to the addition of a new banking office in Conway.  Looking ahead, the construction, staffing, and equipping of a new branch office in Pawleys Island, South Carolina, expected in 2005, will add to future occupancy expense.

Income Taxes - Provisions for income taxes decreased 6.7% from $1,002 for the three-month period ended September 30, 2003 to $935 for the three-month period ended September 30, 2004.  Income before income taxes less interest on tax-exempt investment securities increased by 10.1% from $2,864 for the three-month period ended September 30, 2003 to $3,153 for the same period in 2004.  State tax liability increased as income before income taxes increased 9.0% from $3,120 to $3,402 during the same period.  Third Quarter 2004 income taxes declined slightly due to the recognition of additional deferred tax assets.

Provisions for income taxes increased 8.6% from $2,770 for the nine-month period ended September 30, 2003 to $3,007 for the nine-month period ended September 30, 2004. Income before income taxes less interest on tax-exempt investment securities increased by 9.6% from $8,012 for the nine-month period ended September 30, 2003 to $8,782 for the same period in 2004 and state tax liability increased as income before income taxes increased 8.2% from $8,794 to $9,516 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Bank has received regulatory approval to open a new banking office in Pawleys Island, South Carolina.  Land, construction, and equipment costs are estimated at $1,750.

CAPITAL RESOURCES

Total stockholders' equity was $69,945 and $64,623 at September 30, 2004 and December 31, 2003, representing 10.28% and 10.77% of total assets, respectively. At September 30, 2004, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

Date:  November 10, 2004

PART II.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index.

(b)  Reports on Form 8-K

     On August 13, 2004, the Company furnished a Form 8-K stating that on August 10,
     2004, the Registrant's Board of Directors adopted a Code of Ethics for
     Executive Officers that addresses specifically the standards set forth in regulation 5-K, Item 406(b).  A copy of the new Code of Ethics was set forth as
     Exhibit 99.

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