Form 10-K
period 2004-12-31
CNB CORP /SC/
filed 2005-03-11
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2004.

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

Title of each class

Common Stock, par value $10.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this  Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X .  No ___.

     As of February 28, 2005, 788,617 shares of Common Stock of CNB Corporation were outstanding. As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold prior to such date) was approximately $87,952,360.

No Documents have been incorporated by reference.

TABLE OF CONTENTS

PART I

Page
ITEM 1 ITEM 2 ITEM 3 ITEM 4	Description of Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1-23 24 24 25

PART II

ITEM 5 ITEM 6 ITEM 7 ITEM 7A ITEM 8 ITEM 9 ITEM 9A

Market for the Registrant's Common Equity, Related
Stock Holder Matters and Issuer Purchases of
Securities
Selected Financial Data
Management's Discussion and Analysis of Financial
Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market
Risk
Financial Statements and Supplementary Data
Changes In and Disagreements on Accounting and
Financial Disclosure
Controls and Procedures

25 26 26-33 33 34-61 62 62-64

PART III

ITEM 10 ITEM 11 ITEM 12 ITEM 13 ITEM 14 ITEM 15

Directors and Executive Officers of the Registrant
Executive Compensation
Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters
Certain Relationships and Related Transactions
Principal Accountant Fees and Services
Exhibits, Financial Statement Schedules, and Reports
on Form 8-K

65-69 70-72 73 73 74 75
Signature	76

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry and Georgetown Counties, South Carolina. The Bank was organized on June 5, 1903 as the Bank of Horry located on Main Street in Conway, South Carolina. The Bank became a national bank operating as The Conway National Bank in 1914.   On June 10, 1985, the Bank was reorganized into a bank holding company structure when substantially all of the common stock of the Bank was acquired by CNB Corporation in exchange for its own shares of common stock.  In 1960, the Bank opened its first additional office at 1400 Third Avenue in Conway.  Since that time,  the following offices have been opened: Coastal Centre in Conway, Horry County, (1969); Surfside in Surfside Beach, Horry County, (1971);  Northside, north of Myrtle Beach, Horry County, (1977); Red Hill in Conway, Horry County, (1981); Socastee, in the southern portion of Myrtle Beach, Horry County, (1986); Aynor in the Town of Aynor, Horry County, (1991), Myrtle Beach in the City of Myrtle Beach, Horry County, (1995), West Conway, in Conway, Horry County, (1998), Murrells Inlet in Murrells Inlet, Georgetown County, (2000) and North Myrtle Beach in the City of North Myrtle Beach, Horry County, (2002). The Surfside office was enlarged in 1977 and 1984, and the Coastal Centre office was expanded in 1980.  The Third Avenue office, which houses the Bank's administrative offices and data processing facilities, was expanded in 1982 from 11,150 square feet to 33,616 square feet. The Third Avenue Office was converted into an Operations and Administration Building in 2004 in conjunction with the opening of a 24,000 square foot retail banking office, known as The Conway Banking Office, at the Bank's principal site.  The Bank employs approximately 232 full-time-equivalent employees at its Operations and Administration Building and twelve branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, Health Savings Accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs.   Commercial lending operations include various types of credit for business, industry, and agriculture.   In addition, the Bank offers safe deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the STAR Network, internet banking, direct deposits and a MasterCard/Visa program. Through a correspondent relationship the Bank offers discount brokerage services.  The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

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

COMPETITION

The Bank actively competes with other institutions in Horry County and the Waccamaw Neck region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of five regional banks, four state-wide banks, ten locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions. The regional banks are Bank of America, RBC Centura, Branch Bank and Trust, Carolina First Savings Bank, and Wachovia, N.A.  The statewide banks are National Bank of South Carolina, First Citizens Bank and Trust Company, First Federal Savings Bank, and First Palmetto Savings Bank.  The locally owned banks are Anderson Brothers Bank, Coastal Federal Savings Bank, Horry County State Bank, Sandhills Bank, Beach First National Bank, Plantation Federal Savings Bank, Carolina Bank and Trust, Citizens Bank of Olanta, Crescent Bank, and Sunbank, N.A. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

                                          2

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

The Company is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board").  A South Carolina bank holding company may be required to provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries.  The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries. Furthermore, pursuant to applicable law and regulations, the Company must receive approval of, or give notice to (as applicable) the State Board prior to engaging in the acquisition of banking or non-banking institutions or assets.

Obligations of Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both.  The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder.  This provision gives depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy Guidelines for Bank Holding Companies and Banks

The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy.  These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The capital guidelines and the Company's capital position are summarized in Note 15 to the Financial Statements, contained elsewhere in this report.  The Bank is considered well capitalized.

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy.  The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy.  The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  Most of the revenues of the Company result from dividends paid to the Company by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus.  In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice.  The Federal Reserve, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonblank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

Because the Bank's deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Bank is subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  However, legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

The Bank is also subject to regulation and examination by the OCC bank examiners.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is subject to the requirements of the Community Reinvestment Act (the "CRA").

The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

Prompt Corrective Action.  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits.  Under current FDIC regulations, "well-capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits.  The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  Riegle-Neal also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions.  De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state.  The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.  South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies.  Size gives the larger banks certain advantages in competing for business from larger customers.  These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region.  As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.  The Company believes the Bank has competed effectively in this market segment by offering quality, personal service.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000.  The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies.  These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

The legislation also creates another new type of entity called a "financial subsidiary."  A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies.  A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank.  The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary.  Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator.  Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise.  The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.

The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar business.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress from time to time.  The Company cannot predict the future course of such legislative proposals or their impact on the Company should they be adopted.

SUPPLEMENTARY FINANCIAL DATA
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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2004, 2003, and 2002.

CNB Corporation and Subsidiary Average Balances, Yields and Rates (Dollars in Thousands)

Assets:
  Earning assets:
   Loans
   Investment securities:
    Taxable
    Tax-exempt
   Federal funds sold and
    securities purchased under
    agreement to resell

      Total earning assets
   Other assets
      Total assets

Liabilities and stockholder equity:
   Interest-bearing liabilities:
     Interest-bearing deposits
     Federal funds purchased and
      securities sold under
      agreement to repurchase
     Other short-term borrowings
        Total interest-bearing
         liabilities
   Noninterest-bearing deposits
   Other liabilities
   Stockholders' equity
       Total liabilities and
         stockholders' equity
   Net interest income as a percent
     of total earning assets

(1)  Tax-equivalent adjustment
     based on a 34% tax rate

Twelve Months Ended 12/31/04 Average Interest Avg.Annual Balance Income/ Yield or Expense(1) Rate
$386,899 174,016 23,832 25,732 $610,479 47,166 $657,645 $437,390 29,251 1,097 $467,738 118,149 4,058 67,700 $657,645 $610,479	$ 24,351 6,656 1,450 327 $32,784 $ 6,578 348 12 $ 6,938 $ 25,846 $ 493	6.29% 3.83 6.08 1.27 5.37 1.50 1.19 1.09 1.48 4.23%

Ratios:
Annualized return on average total assets
Annualized return on average stockholders' equity
Cash dividends declared as a percent of net income
Average stockholders' equity as a percent of:
  Average total assets
  Average total deposits
  Average loans
Average earning assets as a percent of
average total assets

1.26% 12.23 40.47 10.29 12.19 17.50 92.83%

 (2) The Company had no out-of-period adjustments or foreign activities. Loan fees of $426 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $880 as of December 31, 2004 are included in loans for purpose of this analysis.

CNB Corporation and Subsidiary Average Balances, Yields and Rates (Dollars in Thousands)

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

1.29% 11.86 37.44 10.91 13.11 18.68 93.20%

2) The Company had no out-of-period adjustments or foreign activities.   Loan fees of $282 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $351 as of December 31, 2003 are included in loans for purpose of this analysis.

CNB Corporation and Subsidiary Average Balances, Yields and Rates (Dollars in Thousands)

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

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in volume and changes in rate.  The changes in volume are the difference between the current and prior year's balances multiplied by the prior year's rate.  The changes in rate are the difference between the current and prior year's rate multiplied by the prior year's balance.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2004 and 2003
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2004 $386,899 174,016 23,832 25,732 $610,479 $437,390 29,251 1,097 467,738 142,741 $610,479	Average Volume 2003 $346,110 156,783 25,375 24,111 $552,379 $391,856 28,752 1,389 421,997 130,382 $552,379	Yield/Rate 2004 (1) 6.29% 3.83% 6.08% 1.27% 5.37% 1.50% 1.19% 1.09% 1.48% 1.14% 3.89% .34% 4.23%	Yield/Rate 2003 (1) 6.52% 4.22% 6.16% 1.02% 5.61% 1.75% 1.16% .94% 1.71% 1.31% 3.90% .40% 4.30%	Interest Earned/Paid 2004 (1) $24,351 6,656 1,450 327 $32,784 $ 6,578 348 12 6,938 $ 6,938 $25,846	Interest Earned/Paid 2003 (1) $22,565 6,623 1,564 246 $30,998 $ 6,877 334 13 7,224 $ 7,224 $23,774	Variance 1,786 33 (114) 81 $ 1,786 $ (299) 14 (1) (286) $ (286)	Change Due to Rate $(796) (611) (20) 60 $(1,367) $ (980) 8 2 (970) $ (970)	Change Due to Volume $2,659 727 (95) 17 $3,308 $ 797 6 (3) 800 $ 800	Change Due to Rate X Volume $ (77) (83) 1 4 $(155) $(116) - - (116) $(116)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Twelve Months Ended December 31, 2003 and 2002
(Dollars in Thousands)

Earning Assets:
Loans, Net of unearned
 income (2)
Investment securities:
 Taxable
 Tax-exempt
Federal funds sold and
 securities purchased under
 agreement to resell

Total Earning Assets

Interest-bearing
 Liabilities:

Interest-bearing deposits
Federal funds purchased and
 securities sold under
 agreement to repurchase
Other short-term borrowings

Total Interest-bearing
 Liabilities
Interest-free Funds
 Supporting Earning Assets

Total Funds Supporting
Earning Assets

Interest Rate Spread
Impact of Non-interest-
 bearing Funds on Net Yield
 on Earning Assets

Net Yield on Earning Assets

Average Volume 2003 $346,110 156,783 25,375 24,111 $552,379 $391,856 28,752 1,389 421,997 130,382 $552,379	Average Volume 2002 $309,351 150,050 26,734 23,970 $510,105 $361,907 27,962 3,160 393,029 117,076 $510,105	Yield/Rate 2003 (1) 6.52% 4.22% 6.16% 1.02% 5.61% 1.75% 1.16% .94% 1.71% 1.31% 3.90% .40% 4.30%	Yield/Rate 2002 (1) 7.22% 4.99% 6.41% 1.57% 6.26% 2.34% 1.77% 3.64% 2.31% 1.78% 3.95% .53% 4.48%	Interest Earned/Paid 2003 (1) $22,565 6,623 1,564 246 $30,998 $ 6,877 334 13 7,224 $ 7,224 $23,774	Interest Earned/Paid 2002 (1) $22,343 7,493 1,714 377 $31,927 $ 8,458 495 115 9,068 $ 9,068 $22,859	Variance 222 (870) (150) (131) $ (929) $(1,581) (161) (102) (1,844) $(1,844)	Change Due to Rate $(2,165) (1,155) (67) (132) $(3,519) $(2,135) (171) (85) (2,391) $(2,391)	Change Due to Volume $2,654 336 (87) 2 $2,905 $ 701 14 (64) 651 $ 651	Change Due to Rate X Volume $(267) (51) 4 (1) $(315) $(147) (4) 47 (104) $(104)

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Includes non-accruing loans which does not have a material effect on the
     Net Yield on Earning Assets.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. During 2003 and 2004, investment securities remained at 32% as a percentage of total assets. Loan demand remained solid throughout 2003 and 2004 due to relatively low interest rates and increasing real estate activity.  At December 31, 2004 and 2003, the Loans/Total Assets ratios were 60.6% and 60.3%, respectively, as compared to 57.2% at December 31, 2002. Investment securities and federal funds sold have correspondingly risen and fallen as a percentage of total assets.

Investment securities with a par value of $99,580,000; $85,195,000 and $79,880,000 at December 31, 2004, 2003, and 2002, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2004, 2003, and 2002.

AVAILABLE FOR SALE	December 31, 2004 (Dollars in Thousands) Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years	$ 22,082 167,860 189,942	$ 354 883 1,237	$ - 799 799	$ 22,436 167,944 190,380	5.33% 3.56% 3.76%
State, county and municipal Within one year One to five years Six to ten years Mortgage Backed Over ten years Other restricted CRA Qualified Investment Fund Total available for sale	480 11,780 5,234 17,494 1,013 322 $208,771	1 450 374 825 - - $ 2,062	- - - - 40 - $ 839	481 12,230 5,608 18,319 973 322 $209,994	5.33% 5.85% 6.91% 6.16% 3.62% -% 3.96%
HELD TO MATURITY State, county and municipal Within one year One to five years Six to ten years Total held to maturity	400 3,477 642 4,519 $ 4,519	4 187 55 246 $ 246	- - - - $ -	404 3,664 697 4,765 $ 4,765	7.49% 7.24% 7.25% 7.27% 7.27%

Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

                                            14

INVESTMENT SECURITIES, continued

AVAILABLE FOR SALE	December 31, 2003 (Dollars in Thousands) Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years	$ 8,809 149,917 158,726	$ 174 3,484 3,658	$ - 273 273	$ 8,983 153,128 162,111	4.36% 4.00% 4.02%
State, county and municipal Within one year One to five years Six to ten years Over ten years Mortgage Backed Over ten years Other restricted CRA Qualified Investment Fund Total available for sale	185 10,283 6,961 288 17,717 1,071 311 $177,825	1 522 492 4 1,019 - - $ 4,677	- - - - - 19 - $ 292	186 10,805 7,453 292 18,736 1,052 311 $182,210	7.03% 5.68% 6.81% 5.92% 6.14% 3.59% -% 4.23%
HELD TO MATURITY Federal agencies Within one year	$ 2,000	$ 55	$ -	$ 2,055	6.44%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	1,562 3,086 1,433 6,081 $ 8,081	30 227 123 380 $ 435	- - - - $ -	1,592 3,313 1,556 6,461 $ 8,516	6.98% 7.40% 6.97% 7.19% 7.01%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

AVAILABLE FOR SALE	December 31, 2002 (Dollars in Thousands) Book Unrealized Fair Value Gains Losses Value Yield(1)
Federal agencies Within one year One to five years Six to ten years	$ 9,448 122,681 10,000 142,129	$ 230 4,885 567 5,682	$ - - - -	$ 9,678 127,566 10,567 147,811	5.89% 4.80% 5.96% 4.96%
State, county and municipal One to five years Six to ten years Other restricted CRA Qualified Investment Fund Total available for sale	8,192 8,722 16,914 298 $159,341	340 551 891 - $ 6,573	- - - - $ -	8,532 9,273 17,805 298 $165,914	5.22% 6.40% 5.83% -% 5.05%
HELD TO MATURITY Federal agencies Within one year One to five years	$ 2,000 2,002 4,002	$ 8 131 139	$ - - -	$ 2,008 2,133 4,141	6.38% 6.44% 6.41%
State, county and municipal Within one year One to five years Six to ten years Total held to maturity	2,675 4,592 1,836 9,103 $ 13,105	36 296 126 458 $ 597	- - - - $ -	2,711 4,888 1,962 9,561 $ 13,702	6.18% 6.70% 6.60% 6.53% 6.49%

 (1) Tax equivalent adjustment based on a 34% tax rate.

As of the quarter ended December 31, 2002, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

LOAN PORTFOLIO

LENDING ACTIVITIES

The Company engages, through the Bank, in a full compliment of lending activities, including commercial, consumer, installment and real estate loans.

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates may be fixed or adjustable.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default.  The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

The Bank makes loans for commercial purposes in various lines of business.  The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures.  Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.  Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions.  Management generally controls risks by conducting more in-depth and ongoing financial analysis of a borrower's cash flows and other financial information.

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

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2004, 2003, 2002, 2001, and 2000 by major classification:

2004	2003	2002	2001	2000

Real Estate Loans - mortgage
                  - construction
Loans to farmers
Commercial and industrial loans
Loans to individuals for household
  family and other consumer
  expenditures
All other loans, including
  Overdrafts
  Gross Loans
    Less unearned income
   Less reserve for loan losses
    Net loans

$262,543 39,525 1,582 66,184 35,583 1,566 406,983 0 (5,104) $401,879	$228,556 44,099 1,537 53,559 32,884 1,399 362,034 0 (4,524) $357,510	$214,554 28,297 1,674 47,631 31,953 1,513 325,622 0 (4,155) $321,467	$187,808 28,324 1,316 44,351 32,015 2,800 296,614 (7) (3,763) $292,844	$191,329 20,590 1,376 45,929 34,775 1,698 295,697 (49) (3,782) $291,866

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

(Thousands of Dollars)

The Company's loan portfolio contained approximately $286,918 and $248,691 in fixed rate loans as of December 31, 2004 and 2003, respectively. At December 31, 2004, and 2003, fixed rate loans with maturities in excess of one year amounted to approximately $228,454 and $196,337, respectively. As of December 31, 2004, fixed rate loans due after one year through five years totaled $156,640 and fixed rate loans due after five years totaled $71,814.  Variable rate loans due after one year totaled $55,122.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2004, 2003, 2002, 2001, and 2000:

	2004	2003	2002	2001	2000
Nonaccrual loans Accruing loans which are contractually past due 90 days or more as to principal or interest payments Restructured troubled debt	$ 880 $ 93 None	$ 351 $ 130 None	$ 697 $ 118 None	$ 633 $ 138 None	$ 305 $ 189 None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Interest included in income during the year Interest which would have been included at the original contract rates	$ 28 $ 69	$ 9 $ 26	$ 19 $ 63

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

POTENTIAL PROBLEM LOANS

In addition to those loans disclosed under "Nonaccrual, Past Due, and Restructured Loans", there are certain loans in the portfolio which are presently current but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Management maintains a loan review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms.  Such problem loan identification includes the review of individual loans, loss experience, and economic conditions.  Problem loans include both current and past due loans.

As of December 31, 2004, loans which management had serious concerns about the borrower being able to repay were put into non-accrual status and are disclosed under "Nonaccrual, Past Due and Restructured Loans".

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2004, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2004, the Company did not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. of Guide 3.

OTHER INTEREST-BEARING ASSETS

As of December 31, 2004, the Company does not have any interest‑bearing assets that would be required to be disclosed under Item III. C. 1. or 2. if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

ALLOWANCE FOR LOAN LOSSES

The table, "Summary of Loan Loss Experience," summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance for loan losses arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense.  Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectible.  Recoveries of previously charged-off loans are credited to the allowance.

Year Ended December 31, 2004 2003 2002 2001 2000 (Thousands of Dollars)

Loans (net of unearned income):
  Average loans outstanding for
  the period

Allowance for loan losses:

Balance at the beginning of period
  Charge-offs:
    Commercial, financial, and agricultural

    Real Estate - construction and mortgage

    Loans to individuals

     Total charge-offs

  Recoveries:
   Commercial, financial, and agricultural

   Real Estate - construction and mortgage

   Loans to individuals

     Total recoveries

Net charge-offs
Additions charged to operations
Balance at end of period

$386,899 $ 4,524 281 22 514 817 45 1 196 $ 242 $ 575 $ 1,155 $ 5,104	$346,110 $ 4,155 431 59 392 882 115 26 150 $ 291 $ 591 $ 960 $ 4,524	$309,351 $ 3,763 412 97 447 956 191 30 142 $ 363 $ 593 $ 985 $ 4,155	$294,837 $ 3,782 383 96 470 949 106 31 168 $ 305 $ 644 $ 625 $ 3,763	$284,431 $ 3,451 186 134 426 746 92 19 146 $ 257 $ 489 $ 820 $ 3,782
.15%	.17%	.19%	.22%	.17%

The allowance for loan losses is maintained at the greater of 1.20% of net loans or an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. In addition, the Asset/Liability Management Committee and the Loan Committee review the adequacy of the allowance quarterly and make recommendations as to the desired amount of the allowance.

The Board of Directors maintains an independent Loan Review function which has established controls and procedures to monitor loan portfolio risk on an on-going basis.  Credit reviews on all major relationships are conducted on a continuing basis as is the monitoring of past-due trends and classified assets.  The function utilizes various methodologies in its assessment of the adequacy of the Allowance for Loan Losses.  Three primary measurements are reported to the Board of Directors on a quarterly basis, the Graded Loan Method based on a bank-wide risk grading model, the Migration Analysis Method which tracks risk patterns on charged-off loans for the previous 10 years, and the Historical Experience Method based on net charge-offs. Additionally, the function annually conducts an independent economic assessment, addresses portfolio risk by industry concentration, reviews loan policy changes and marketing strategies for any effect on portfolio risk, and conducts tests addressing portfolio performance by type of portfolio, collateral type, and loan officer performance.

Based upon all relevant factors, Management anticipates net charge-offs will be approximately $760,000 during 2005.

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

Years Ended December 31,
Noninterest bearing demand deposits Interest bearing demand deposits Savings deposits Time deposits Total deposits	2004 $118,149 72,240 47,998 317,152 $555,539	2003 $101,310 63,437 44,899 283,520 $493,166	2002 $ 90,431 58,683 32,874 270,350 $452,338

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

Years Ended December 31,
Interest bearing demand deposits Savings Deposits Time deposits	2004 .29% 1.16% 1.83%	2003 .29% 1.26% 2.16%	2002 .30% 1.63% 2.87%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2004:

Maturity within 3 months or less Over 3 through 6 months Over 6 through 12 months Over 12 months Total	$36,977 36,726 15,854 10,485 $100,042

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

Years Ended December 31,
Return on average total assets Return on average stockholders' equity Cash dividend payout ratio Average equity to average assets ratio	2004 1.26% 12.23% 40.47% 10.29%	2003 1.29% 11.86% 37.44% 10.91%	2002 1.31% 12.19% 37.45% 10.77%

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance.  No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of federal funds purchased and securities sold under repurchase agreements at December 31 of each reported period, in thousands of dollars:

December 31,
Federal funds purchased and securities sold under agreement to repurchase	2004 $33,950	2003 $24,760	2002 $26,219

The following information relates to outstanding federal funds purchased and securities sold under repurchase agreements during 2004, 2003, and 2002:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
Federal funds purchased and securities sold under agreement to repurchase	2004 $33,950	2003 $32,256	2002 $33,091	2004 1.43%	2003 .96%	2002 1.41%

Year ended December 31,
Federal funds purchased and securities sold under agreement to repurchase- average daily amount outstanding Weighted average interest rate paid	2004 $29,194 1.19%	2003 $28,752 1.13%	2002 $27,962 1.77%

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent banking offices in Horry County and one permanent banking office in Georgetown County, for a total of twelve banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building, the Bank opened a new 24,000 square foot banking office in 2004, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet) Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet) and North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet). Of the twelve banking offices and the Operations and Administration Building, the bank owns the Operations and Administration Building, the Conway Banking Office and Express, the banking offices at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet and North Myrtle Beach.  One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased three future office sites.  The sites consist of 1.1 acres on Highway 701 north of Conway, 2.01 acres on Highway 9 west of North Myrtle Beach, and 2.0 acres on Highway 17 in Pawleys Island. The company anticipates building a banking office on the Pawleys Island location in 2005 and on the other sites within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Coastal Centre at 16th Ave., Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at Highway 17 Bypass, South at the "Back Gate", Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet; and North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2004, there were approximately 757 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2003 and 2004, management was aware of a few transactions in which the Company's common stock traded at the prices set forth below, adjusted for the effect of a 10% stock dividend paid in 2004.  However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2004		2003
First Quarter Second Quarter Third Quarter Fourth Quarter	High $128.18 $131.82 $131.82 $133.00	Low $128.18 $128.18 $131.82 $132.00	High $105.45 $112.73 $112.73 $128.18	Low $105.45 $105.45 $112.73 $112.73

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend, adjusted for the effect of a 10% stock dividend paid in 2004, of $4.25 per share in 2004 and $3.64 per share in 2003.  In addition, the Company may from time to time pay a stock dividend. The Company paid a 10% stock dividend in September 2004.  There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.  The Company's primary source of funds with which to pay dividends is dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation - Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The information required to be disclosed by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

Year Ended December 31,

Selected Income Statement Data:
Total Interest Income
Total Interest Expense
Net Interest Income
Provisions for Possible Loan Losses
Net Interest Income after Provision
  for Possible Loan Losses
Total Other Operating Income
Total Other Operating Expense
Income Before Income Taxes
Income Taxes
Net Income

*Per Share:
Net Income Per Weighted Average
  Shares Outstanding
Cash Dividend Paid Per Share
Weighted Average Shares
  Outstanding

2004 $ 32,291 6,938 25,353 1,155 24,198 6,257 18,246 12,209 3,927 $ 8,282 $ 10.50 $ 4.25 789,006	2003 $ 30,466 7,224 23,242 960 22,282 6,117 17,237 11,162 3,497 $ 7,665 $ 9.71 $ 3.64 789,290	2002 $ 31,344 9,068 22,276 985 21,291 5,463 16,159 10,595 3,413 $ 7,182 $ 9.11 $ 3.41 788,553	2001 $ 33,963 14,822 19,141 625 18,516 5,337 14,606 9,247 2,812 $ 6,435 $ 8.18 $ 3.18 786,080	2000 $ 34,275 14,825 19,450 820 18,630 4,562 13,961 9,231 2,920 $ 6,311 $ 8.02 $ 3.18 787,222

*Restated for a 10% stock dividend issued during 2004.

Selected Balance Sheet Data: Assets Net Loans Investment Securities Federal Funds Sold Deposits: Non-Interest-Bearing Interest-Bearing Total Deposits Stockholders' Equity	$671,569 401,879 215,827 - $118,580 441,784 $560,364 $ 67,585	$599,978 357,510 191,575 1,000 $101,684 401,429 $503,113 $ 64,623	$569,490 321,467 180,413 22,000 $100,225 368,084 $468,309 $ 61,125	$505,725 292,844 162,106 3,950 $ 88,995 321,648 $410,643 $ 53,996	$471,076 291,866 131,190 9,875 $ 76,342 314,388 $390,730 $ 48,606

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is provided to afford a clearer understanding of the major elements of the Company's financial condition, results of operations, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  References to dollar amounts in this section are in thousands, except per share data.

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 11.2% from $325,622 at December 31, 2002 to $362,034 at December 31, 2003; and 12.4% from December 31, 2003 to $406,983 at December 31, 2004.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area has remained solid in 2003 and 2004 in part due to overall lower interest rates coupled with a strong coastal real estate market.  Loans increased as a percentage of total assets from 57.2% at year-end 2002 to 60.3% at year-end 2003 and increased to 60.6% at year-end 2004.  Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 35.5% at year-end 2002 to 32.1% at year-end 2003 and year-end 2004. Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets has remained relatively constant over the previous three years.  Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have increased slightly as a percentage of total assets from 17.6% at December 31, 2002 to 17.7% at December 31, 2004.  Demand deposits are expected to decline over the long-term as more customers utilize interest-bearing deposit and repo accounts. Interest-bearing liabilities as a percentage of total assets have risen from 70.4% at December 31, 2002 to 71.3% at December 31, 2004.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2004, 2003 and 2002:

Assets: Earning assets: Loans Investment securities: Taxable Tax-exempt Federal funds sold and securities purchased under agreement to resell Total earning assets Other assets Total assets	December 31, 2004 2003 2002
	60.6% 28.7 3.4 - 92.7 7.3 100.0%	60.3% 27.8 4.1 .2 92.4 7.6 100.0%	57.2% 26.9 4.7 3.9 92.7 7.3 100.0%

Liabilities and stockholder's equity:
     Interest-bearing liabilities:
       Interest-bearing deposits
       Federal funds purchased and securities sold
        under agreement to resell
       Other short-term borrowings
        Total interest-bearing liabilities
     Noninterest-bearing deposits
     Other liabilities
     Stockholders' equity
      Total liabilities and stockholders' equity

	65.8% 5.1 .4 71.3 17.7 1.0 10.0 100.0%	66.9% 4.1 .2 71.2 16.9 1.1 10.8 100.0%	64.6% 4.6 1.2 70.4 17.6 1.3 10.7 100.0%

Results of Operation

CNB Corporation and subsidiary recognized earnings in 2004, 2003 and 2002 of $8,282, $7,665, and $7,182, respectively, resulting in a return on average assets of 1.26%, 1.29%, and 1.31% and a return on average stockholders' equity of 12.23%, 11.86% and 12.19%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income ‑ Other Income) and to control other expenses (see Net Income - Other Expenses).  These strong earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $671,569 at December 31, 2004 as compared to $599,978 at December 31, 2003 and $569,490 at December 31, 2002. The following table sets forth the financial highlights for fiscal years 2004, 2003, and 2002.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

Net interest income after provision
     for loan losses
Income before income taxes
Net Income
*Per Share (weighted average
  of shares outstanding)

Cash dividends declared

  *Per Share

Total assets
Total deposits
Loans
Investment securities
*Stockholders' equity
    Book value per share
   (actual number of shares
    outstanding)

*Adjusted for the effect of a 10% stock
   dividend paid in 2004.
Ratios (1):
Return on average total assets
Return on average stockholders'
  equity

December 31, 2004	2003 to 2004 Percent Increase (Decrease)	December 31, 2003	2002 to 2003 Percent Increase (Decrease)	December 31, 2002
$ 24,198 12,209 8,282 $ 10.50 3,352 $ 4.25 $671,569 560,364 406,983 215,827 67,585 $ 85.70 1.26% 12.23%	8.6% 9.4 8.0 8.1 16.8 16.8 11.9% 11.4 12.4 12.7 4.6 4.7 (2.3) 3.1	$ 22,282 11,162 7,665 $ 9.71 2,870 $ 3.64 $599,978 503,113 362,034 191,575 64,623 $ 81.89 1.29% 11.86%	4.7% 5.4 6.7 6.6 6.7 6.7 5.4% 7.4 11.2 6.2 5.7 5.7 (1.5) (2.7)	$ 21,291 10,595 7,182 $ 9.11 2,690 $ 3.41 $569,490 468,309 325,622 180,413 61,125 $ 77.47 1.31% 12.19%

(1)  For the fiscal years ended December 31, 2004, 2003, and 2002, average total assets amounted to $657,645, $592,671, and $546,617 with average stockholders'equity totaling $67,700, $64,650, and $58,897, respectively.

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

The Bank maintained net interest margins in 2004, 2003 and 2002 of 4.2%, 4.3%, and 4.5%, respectively, as compared to management's long-term target of 4.5%. Net interest margins have compressed due to historically low market interest rates lowering returns available on loans and investments while interest costs on liabilities did not decline as quickly due to competitive pressure.  Fully-tax-equivalent net interest income grew from $19,621 in 2001 to $22,859 in 2002 and to 23,774 in 2003 and $25,846 in 2004. During the three-year period, total fully-tax-equivalent interest income decreased by 2.9% from $31,927 in 2002 to $30,998 in 2003 and increased 5.8% in 2004 to $32,784. Over the same period, total interest expense decreased 20.3% from $9,068 in 2002 to $7,224 in 2003 and decreased 4.0% to $6,938 in 2004. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.5% in 2002, 4.3% in 2003 and 4.2% in 2004.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2004, 2003, and 2002. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings. The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a rise or fall in interest rates will not materially affect earnings.

Interest Rate Sensitivity Analysis
December 31, 2004
(Dollars in Thousands)

1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years

Rate Sensitive Assets (RSA)
  Federal Funds Sold
  Investment Securities
  Loans (net of non-accruals $880)
Total, RSA

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of
  $100,000 or more
All Other Time Deposits
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements

Total RSL
RSA-RSL
Cumulative RSA-RSL
Cumulative RSA/RSL

$ 0 0 120,065 $120,065 $ 0 0 31,856 $ 31,856 $ 88,209 $ 88,209 3.77	$ 0 15,632 23,506 $ 39,138 $ 36,977 38,273 2,094 $ 77,344 $(38,206) $ 50,003 1.46	$ 0 17,015 14,277 $ 31,292 36,726 24,770 0 $ 61,496 $(30,204) $ 19,799 1.12	$ 0 28,204 19,801 $ 48,005 15,854 50,122 0 $ 65,976 $(17,971) $ 1,828 1.01	$ 0 147,171 156,640 $303,811 10,485 17,017 0 $ 27,502 $276,309 $278,137 2.05	$ 0 6,490 71,814 $ 78,304 0 0 0 $ 0 $ 78,304 $356,441 2.35

                                         30

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the bank to maintain the allowance for loan losses at the greater of 1.20% of net loans or an amount deemed necessary to cover potential losses identified during the ongoing in-house problem loan identification process.  The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $1,155 in 2004, $960 in 2003 and $985 in 2002. Net loan charge-offs totalled $575 in 2004, $591 in 2003, and $593 in 2002 with net charge-offs being centered in consumer purpose loans during each period.  The allowance for loan losses as a percentage of net loans was 1.27% at December 31, 2004, 1.27% at December 31, 2003, and 1.29% at December 31, 2002. The higher provision during 2004 was due to an increase in the rate of loan growth.

Securities Transactions - Net unrealized gains/(losses) in the investment securities portfolio were $1,469 at December 31, 2004, $4,820 at December 31, 2003, and $7,170 at December 31, 2002. The market value of investment securities has declined due to rising short-term market rates.  Security gains of $183 and $153 were taken in 2002 and 2003 on sales of $6,199 and $6,376 in short-term available-for-sale securities to supplement liquidity.  No security gains/(losses) were taken in 2004.

Other Income -  Other income, net of any securities gains/(losses), increased by 13.0% from $5,280 in 2002 to $5,964 in 2003 and grew 4.9% from $5,964 in 2003 to $6,257 in 2004.  Other income rose in 2003 primarily due to growth in mortgage loan department income.  Mortgage loan activity declined in 2004, but the Bank experienced strong growth in merchant discount income due to higher merchant account volumes.

Other Expenses - Other expenses increased by 6.7% from $16,159 in 2002 to $17,237 in 2003 and 5.9% from $17,237 in 2003 to $18,246 in 2004.  The components of other expenses are salaries and employee benefits of $10,147, $10,961, and $11,359; occupancy and furniture and equipment expenses of $2,134, $2,171, and $2,509; and other operating expenses of $3,878, $4,105, and $4,378 for 2002, 2003, and 2004, respectively. The increase in salaries and employee benefits reflects compensation increases, the increased costs of providing employee benefits, and an increase from 230 to 232 full-time equivalent employees over the three-year period. The addition of the North Myrtle Beach Office in 2002 and the $5.3 million Conway Banking Office in 2004 impacted occupancy and furniture and equipment expense. Non-interest expense should grow in 2005 due to the construction, equipping and staffing of the Pawleys Island Banking Office.  Also, the Bank expects to expend approximately $1 million in 2005 for new imaging and data processing equipment and software.

Income Taxes - Provisions for income taxes increased 2.5% from $3,413 in 2002 to $3,497 in 2003 and increased 12.3% from $3,497 in 2003 to $3,927 in 2004.  Income tax liability has increased in 2003 and 2004 as income before income taxes has increased 5.4% and 9.4%, respectively.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8-LINES OF CREDIT). The Company has cash balances on hand of $7,485, $5,282, and $5,719 at December 31, 2004, 2003, and 2002 with liabilities, consisting of cash dividends payable, totalling $3,352, $2,870, and $2,690, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2004, the Bank had issued commitments to extend credit of $45.6 million, standby letters of credit of $3.3 million, and no commitments to purchase securities (see NOTE 10 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Obligations under noncancelable operating lease agreements totaled $25 thousand at December 31, 2004.  These obligations are payable over several years as shown in NOTE 11 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.

CAPITAL RESOURCES

Total stockholders' equity was $67,585, $64,623, and $61,125 at December 31, 2004, 2003, and 2002, representing 10.06%, 10.77%, and 10.73% of total assets, respectively. At December 31, 2004, the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ACCOUNTING ISSUES

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  (See NOTE 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES).

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

Item 8.  Financial Statements and Supplementary Data

CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

36 - 38 39 40 41 42 43 44 - 61

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 26, 2005 which expressed an unqualified opinion.

/s/Elliott Davis, LLC

Columbia, South Carolina
January 26, 2005

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited management's assessment, included in the accompanying Report by CNB Corporation's Management on Internal Control Over Financial Reporting, that CNB Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that CNB Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO.  Furthermore, in our opinion, CNB Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CNB Corporation and subsidiary and our report dated January 26, 2005 which expressed an unqualified opinion.

/s/Elliott Davis, LLC

Columbia, South Carolina
January 26, 2005

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (fair value $4,765 in 2004 and $8,516 in 2003)

OTHER INVESTMENTS, AT COST

LOANS
   Less allowance for loan losses
      Net loans

PREMISES AND EQUIPMENT

ACCRUED INTEREST RECEIVABLE

OTHER ASSETS

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits
      Noninterest-bearing
      Interest-bearing
         Total deposits

   Securities sold under repurchase agreements
   United States Treasury demand notes
   Dividends payable
   Other liabilities
         Total liabilities

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 10 and 11

STOCKHOLDERS' EQUITY
   Common stock - $10 par value; authorized 1,500,000 shares;
      issued 789,774 and 718,246 shares in 2004 and 2003, respectively
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income

   Less 1,129 in 2004 and 837 in 2003 shares held in Treasury at cost
         Total stockholders' equity

2004 $ 25,793 - 209,994 4,519 1,314 406,983 5,104 401,879 17,628 4,682 5,760 $ 671,569 $ 118,580 441,784 560,364 33,950 2,895 3,352 3,423 603,984 7,898 43,543 15,558 734 67,733 148 67,585 $ 671,569	2003 $ 25,021 1,000 182,210 8,081 1,284 362,034 4,524 357,510 17,068 4,358 3,446 $599,978 $ 101,684 401,429 503,113 24,760 970 2,870 3,642 535,355 7,182 34,801 20,113 2,631 64,727 104 64,623 $ 599,978

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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK(1)
  (1) Adjusted for effects of 10% stock dividend

2004 $ 24,351 6,656 957 7,613 327 32,291 6,578 348 - 12 6,938 25,353 1,155 24,198 3,504 2,753 - 6,257 8,682 2,677 1,130 1,379 447 445 1,228 2,258 18,246 12,209 3,927 $ 8,282 $ 10.50	2003 $ 22,565 6,623 1,032 7,655 246 30,466 6,877 334 - 13 7,224 23,242 960 22,282 3,443 2,521 153 6,117 8,295 2,666 1,027 1,144 308 507 1,077 2,213 17,237 11,162 3,497 $ 7,665 $ 9.71	2002 $ 22,343 7,493 1,131 8,624 377 31,344 8,458 495 88 27 9,068 22,276 985 21,291 3,212 2,068 183 5,463 7,761 2,386 940 1,194 346 411 898 2,223 16,159 10,595 3,413 $ 7,182 $ 9.11

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2004, 2003, and 2002
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumu- lated other compre- hensive income	Treasury stock	Total stock- holders' equity

 BALANCE, DECEMBER 31, 2001

   Net income
   Cash dividend declared, $3.75 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $1,672

BALANCE, DECEMBER 31, 2002

   Net income
   Cash dividend declared, $4.00 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($875)

BALANCE, DECEMBER 31, 2003
   Net income
   Cash dividend declared, $4.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($1,075)

BALANCE, DECEMBER 31, 2004

718,246 - - - - - 718,246 - - - - - 718,246 - - 71,528 - - - - 789,774	$ 7,182 - - - - - 7,182 - - - - - 7,182 - - 716 - - - - $7,898	$34,774 - - - 9 - 34,783 - - - 18 - 34,801 - - 8,726 - - 16 - $ 43,543	$ 10,826 7,182 (2,690) - - - 15,318 7,665 (2,870) - - - 20,113 8,282 (3,352) (9,442) (43) - - - $15,558	$ 1,435 - - - - 2,509 3,944 - - - - (1,313) 2,631 - - - - - - (1,897) $ 734	$ (221) - - 119 - - (102) - - (2) - - (104) - - - - (44) - - $ (148)	$53,996 7,182 (2,690) 119 9 2,509 61,125 7,665 (2,870) (2) 18 (1,313) 64,623 8,282 (3,352) - (43) (44) 16 (1,897) $ 67,585

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2004 $ 8,282 (1,897) - $ 6,385	2003 $ 7,665 (1,209) (104) $ 6,352	2002 $ 7,182 2,633 (124) $ 9,691

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

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities and calls of investment securities available for sale
   Purchases of investment securities available for sale
   Proceeds from sales of premises and equipment
   Proceeds from sales of foreclosed assets
   Net increase in loans
   Purchase of non marketable equity securities
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase in deposits
   Increase (decrease) in securities sold under repurchase agreements
   Repayments of Federal Home Loan Bank advances
   Increase (decrease) in United States Treasury demand notes
   Cash paid for fractional shares
   Treasury stock transactions, net
            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

   2004

$   8,282

895
1,155
219
-
-

(324)
(1,188)
       (219)
     8,820

-
3,562
72,102
(103,048)
532
231
(45,835)
(30)
   (1,987)
 (74,473)

(2,870)
57,251
9,190
-
1,925
(43)
        (28)
  65,425

(228)

   26,021

$ 25,793

 $   6,787
$   3,911

2003 $ 7,665 739 960 (255) 10 (153) 169 (30) 135 9,240 6,529 5,134 80,913 (105,773) - - (37,003) - (5,368) (55,568) (2,690) 34,804 (1,459) - (5,539) - 16 25,132 (21,196) 47,217 $ 26,021 $ 7,552 $ 3,695

     2002

$    7,182

727
985
 (165)
7
(183)

(45)
(176)
       (489)
     7,843

6,382
7,600
52,050
(79,975)
-
64
(29,750)
-
    (1,898)
  (45,527)

(2,507)
57,666
(6,602)
(1,485)
5,856
-
         128
    53,056

15,372

    31,845

$  47,217

$    9,699
$     3,623

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $426,000, $504,000 and $431,000, were included in the Company's results of operations for 2004, 2003, and 2002, respectively.

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

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

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2003 and 2002 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2004.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding:  789,006 in 2004, 789,290 in 2003 and 788,553 in 2002.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share has been adjusted for all periods presented to reflect the 10% stock dividend issued in 2004.

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

Recently issued accounting standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements.  The pronouncement was generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances.  SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003.  The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued.  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002.  The disclosure requirements were effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability.  The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after March 15, 2004.  Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

           The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2004 and 2003 were approximately $15,392,000 and $11,823,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

          The amortized cost and fair value of investment securities are based on contractual maturity dates.  Actual maturities may differ from the contractual maturities because borrowers may have the right to prepay obligations with or without penalty.  The book value, approximate fair value and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):

December 31, 2004 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

   Mortgage Backed
      Over ten years

    CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Six to ten years

      Total held to maturity

Cost $ 22,082 167,860 189,942 480 11,780 5,234 17,494 1,013 322 $ 208,771 $ 400 3,477 642 4,519 $ 4,519	Gains $ 354 883 1,237 1 450 374 825 - - $ 2,062 $ 4 187 55 246 $ 246	Losses $ - 799 799 - - - - 40 - $ 839 $ - - - - $ -	Value $ 22,436 167,944 190,380 481 12,230 5,608 18,319 973 322 $ 209,994 $ 404 3,664 697 4,765 $ 4,765

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued

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

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (tabular amounts in thousands):

Available for Sale	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Federal Agencies Mortgage Backed Total	$94,631 - 94,631	$ 733 - 733	$ 2,934 973 3,907	$ 66 40 106	$97,565 973 98,538	$ 799 40 839

        All of the Company's investments that were in an unrealized loss position at December 31, 2004 have been evaluated and deemed not to be other-than-temporarily impaired under the authoritative accounting guidance.  The Company had two securities in a continuous loss position for more than twelve months.  In both cases, the principal cause of the decline in market value was due to the increase in market rates subsequent to purchase of the securities.

        Investment securities with an aggregate par value $99,580,000 at December 31, 2004 and $85,195,000 at December 31, 2003 were pledged to secure public deposits and for other purposes.

 (Continued)

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

     The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2004 $ 116 1,198 $ 1,314	2003 $ 116 1,168 $ 1,284

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2004 $ 262,543 39,525 66,184 35,583 1,582 1,566 $ 406,983	2003 $ 228,556 44,099 53,559 32,884 1,537 1,399 $ 362,034

       The Bank's loan portfolio consisted of $286,918,000 and $248,691,000 in fixed rate loans as of December 31, 2004 and 2003, respectively.  Fixed rate loans with maturities in excess of one year amounted to $228,454,000 and $196,337,000 at December 31, 2004 and 2003, respectively.  The Bank has an available line of credit from the FHLB.  Securing the line is a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 4,524 242 1,155 (817) $ 5,104	$ 4,155 291 960 (882) $ 4,524	$ 3,763 363 985 (956) $ 4,155

      At December 31, 2004 and 2003, non-accrual loans totaled $880,000 and $351,000, respectively.  The total amount of interest earned on non-accrual loans was $28,000 in 2004, $9,000 in 2003 and $19,000 in 2002.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $69,000 in 2004, $26,000 in 2003, and $63,000 in 2002.  As of December 31, 2004 and 2003, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2004	2003
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 20,691 6,824 27,515 9,962 17,553 75 $ 17,628	$ 15,866 6,923 22,789 10,092 12,697 4,371 $17,068

     Depreciation and amortization of premises and equipment charged to operating expense totaled $895,000 in 2004, $739,000 in 2003 and $727,000 in 2002.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2004	2003
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 190,005 49,180 90,955 100,042 130,182 $ 560,364	$ 164,802 43,897 78,932 86,975 128,507 $503,113

     Interest paid on certificates of deposit of $100,000 or more totaled $2,046,000 in 2004, $1,929,000 in 2003, and $2,448,000 in 2002.

     At December 31, 2004 the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2005 2006 2007 2008 2009	$ 202,721 12,405 7,839 3,256 4,003 $230,224

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2004 $ 33,950 29,194 33,950 1.43% 1.19%	2003 $24,760 28,752 32,256 0.96% 1.13%

(Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at The Bankers Bank.  Federal agency and municipal securities with a book value of $38,711,000 ($39,178,000 fair value) and $34,100,000 ($35,341,000 fair value) at December 31, 2004 and 2003, respectively, are used as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

      At December 31, 2004, the Bank had unused short-term lines of credit totaling $28,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 0.73 percent.  The note is secured by Federal agency securities with a market value of $4,035,000 at December 31, 2004.  The amount outstanding under the note totaled $2,895,000 and $970,000 at December 31, 2004 and 2003, respectively.

      The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $89,805,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  At December 31, 2004 and 2003, respectively, there were no borrowings under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2004		2003		2002
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $4,151 (347) 248 (125) $3,927	% 34.0% (2.84) 2.03 (1.03) 32.16%	Amount $3,795 (373) 229 (154) $3,497	% 34.0% (3.34) 2.05 (1.38) 31.33%	Amount $ 3,602 (411) 215 7 $3,413	% 34.0% (3.9) 2.0 .1 32.2%

(Continued)

NOTE 9 - INCOME TAXES, Continued

         The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

December 31,

Deferred tax assets:
   Allowance for loan losses deferred for tax purposes
   Deferred compensation
   Executive retirement plan
   Other

      Gross deferred tax assets
      Less valuation allowance

      Net deferred tax assets

Deferred tax liabilities:
   Unrealized net gains on securities available for sale
   Depreciation for income tax reporting in excess of amount
      for financial reporting

      Gross deferred tax liabilities

      Net deferred tax asset (liability)

2004 $ 1,567 379 151 36 2,133 389 1,744 (489) (428) (917) $ 827	2003 $ 1,538 336 136 3 2,013 557 1,456 (1,754) (359) (2,113) $ (657)

           The net deferred tax asset is included in other assets at December 31, 2004 and the net deferred tax liability is included in other liabilities at December 31, 2003.

           A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2004 tax benefit of $245,000 and the 2003 deferred tax benefit of $875,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2004 $ 3,383 325 3,708 219 $ 3,927	2003 $ 3,524 347 3,871 (374) $ 3,497	2002 $ 3,252 326 3,578 (165) $ 3,413

(Continued)

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

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2004 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 45,644 $ 3,328

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2004, the Bank was obligated under a number of non-cancelable operating leases on land used for a branch office and a billboard contract that had initial or remaining terms of more than one year. Future minimum payments under these agreements at December 31, 2004 were (tabular amounts in thousands):

Payable in year ending 2005 2006 2007 2008 2009 and thereafter Total future minimum payments required	Amount $ 6 6 6 5 2 $ 25

      Lease payments under all operating leases charged to expense totaled $5,000 in 2004, $5,000 in 2003, and $5,000 in 2002.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

         The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2004 the Bank's retained earnings were $58,812,000.

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

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2004 $ 1,305 664 700 $ 1,296	2003 $ 2,927 466 2,088 $ 1,305

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2004, 2003 and 2002, $595,000, $558,000, and $510,000, respectively, were charged to operations under the plan.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2004
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 2003
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 67,786 62,682 62,682 $ 62,255 57,731 57,731	Ratio 15.87% 14.68 9.54 16.49% 15.29 9.76	Amount $ 34,162 17,081 26,268 $ 30,197 15,098 23,662	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 42,702 25,621 32,835 $ 37,746 22,647 29,578	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2004 Carrying Fair		2003 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

	Amount $25,793 - 209,994 4,519 1,314 406,983 560,364 33,950 2,895	Value $25,793 - 209,994 4,765 1,314 403,226 560,343 33,950 2,895	Amount $25,021 1,000 182,210 8,081 1,284 362,034 503,113 24,760 970	Value $25,021 1,000 182,210 8,516 1,284 362,791 503,549 24,760 970
	Notional Amount	Fair Value	Notional Amount	Fair Value
OFF BALANCE SHEET INSTRUMENTS Commitments to extend credit Standby letters of credit	$45,644 3,328	$ - $ -	$39,308 $828	$ - $ -

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

                                                                    CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $148 and $104 of treasury stock)	2004 $ 7,485 63,416 - 36 $ 70,937 $ 3,352 67,585 $ 70,937	2003 $ 5,282 60,362 1,812 37 $ 67,493 $ 2,870 64,623 $ 67,493

(Continued)

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME Dividend from bank subsidiary EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2004 $ 3,387 55 3,332 4,950 $ 8,282	2003 $ 3,097 54 3,043 4,622 $ 7,665	2002 $ 2,903 53 2,850 4,332 $ 7,182

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary

         Net cash provided by operating activities

INVESTING ACTIVITIES
   Purchase of land
   Proceeds from sale of land

         Net cash provided (used) by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Treasury stock transactions, net
   Cash paid for fractional shares

         Net cash used for financing activities

         Net increase (decrease) in cash
CASH, BEGINNING OF THE YEAR
CASH, END OF THE YEAR

2004 $ 8,282 (4,950) 3,332 - 1,812 1,812 (2,870) (28) (43) (2,941) 2,203 5,282 $ 7,485	2003 $ 7,665 (4,622) 3,043 (806) - (806) (2,690) 16 - (2,674) (437) 5,719 $ 5,282	2002 $ 7,182 (4,332) 2,850 - - - (2,507) 128 - (2,379) 471 5,248 $ 5,719

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2004 and 2003 is as follows (amounts, except per share data, in thousands):

Quarter ended
March 31	June 30	September 30	December 31

   2004

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share(1)

Weighted average shares outstanding(1)

(1) Adjusted for effects of 10% stock dividend

$ 7,636 1,619 6,017 235 5,782 1,354 4,195 2,941 932 $ 2,009 $ 2.55 789,195	$ 7,843 1,650 6,193 210 5,983 1,626 4,436 3,173 1,140 $ 2,033 $ 2.57 789,241	$ 8,191 1,774 6,417 315 6,102 1,806 4,506 3,402 935 $ 2,467 $ 3.13 789,124	$ 8,621 1,895 6,726 395 6,331 1,471 5,109 2,693 920 $ 1,773 $ 2.25 788,464
Quarter ended
March 31	June 30	September 30	December 31

   2003

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share(1)

Weighted average shares outstanding(1)

(1) Adjusted for effects of 10% stock dividend

$ 7,593 1,969 5,624 280 5,344 1,462 4,044 2,762 854 $ 1,908 $ 2.42 789,826	$ 7,681 1,868 5,813 220 5,593 1,487 4,168 2,912 914 $ 1,998 $ 2.53 789,802	$ 7,567 1,750 5,817 250 5,567 1,654 4,102 3,119 1,002 $ 2,117 $ 2.68 789,468	$ 7,625 1,637 5,988 210 5,778 1,514 4,923 2,369 727 $ 1,642 $ 2.08 788,062

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

(b)MANAGEMENT REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Conway National Bank is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and The Reports of Condition and Income Instructions for Call Reports (Call Report Instructions). This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control, including the possibility of human error and the circumvention of overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Company's internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and Call Report Instructions as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and Call Report Instructions.

Date:  December 31, 2004

/s/W. Jennings Duncan                        /s/Paul R. Dusenbury
W. Jennings Duncan                           Paul R. Dusenbury
President and Chief Executive Officer        Vice President and
                                             Chief Financial Officer

ITEM 9A.  CONTROLS AND PROCEDURES - Continued

(c) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited management's assessment, included in the accompanying Report by CNB Corporation's Management on Internal Control Over Financial Reporting, that CNB Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that CNB Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO.  Furthermore, in our opinion, CNB Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CNB Corporation and subsidiary and our report dated January 26, 2005 which expressed an unqualified opinion.

/s/Elliott Davis, LLC

Columbia, South Carolina
January 26, 2005

ITEM 9A.  CONTROLS AND PROCEDURES - Continued

(d) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. - OTHER INFORMATION

None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY

Directors

     The Directors and Nominees for election to the Board of Directors of the Company are as follows:

Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Willis J. Duncan (78) W. JenningsDuncan (49) James W. Barnette, Jr. (60) *Harold G. Cushman, Jr. (75) *H. Buck Cutts (63)	1958 1984 1984 1963 2002	2006 2007 2007 2005 2005

Chairman of the Board
of the Company and of
the Bank since 1988.

President of the
Company and of the Bank
since 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, South Carolina,
since 1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

Retired.  Previously,
Mr. Cutts was an
attorney in private
practice in Surfside
Beach, South Carolina.

				32,499(1) 25,626(2) 6,411(3) 24,849(4) 17,198(5)	4.12 3.25 .81 3.15 2.18

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)

Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Paul R. Dusenbury (46) *Robert P. Hucks (59) Richard M. Lovelace, Jr. (58) John K. Massey (90) *Howard B. Smith, III (56)	1997 1993 1984 1959 1993	2006 2005 2006 2007 2005

Treasurer of the
Company since 1985 and
Vice President and
Cashier of the Bank
since 1988.

Executive Vice
President of the
Company and of the
Bank since 1988.

Attorney in private
practice in Conway,
South Carolina.

Retired.

Executive in Residence
for the Wall College of
Business, Coastal
Carolina University.
Previously, Mr. Smith
was a Practicing
Certified Public
Accountant with Smith,
Sapp,Bookhout,Crumpler,
& Callihan, P.A. in
Myrtle Beach, South
Carolina.

				1,211(6) 2,475(7) 1,774(8) 6,232(9) 3,995	.15 .31 .22 .79 .51

* Nominee for election to the Board of Directors.

       Except as indicated below, each director or director nominee of the company has sole voting and investment power with respect to all shares of Company stock owned by such director or director nominee.

       (1) Includes 13,638 shares held by Harriette B. Duncan (wife).

       (2) Includes 1,831 shares held by Robin F. Duncan (wife); 3,995 shares held by Ann Louise Duncan (daughter); 3,995 shares held by Willis Jennings Duncan, V (son); and 3,995 shares held by Margaret Brunson Duncan (daughter).

       (3) Includes 5,308 shares held by Janet J. Barnette (wife).

       (4) Includes 23,100 shares held by the Cushman Family Limited partnership and 646 shares held by Dianne C. Cushman (wife).

       (5) Includes 1,422 shares held by Brenda M. Cutts (wife).

       (6) Includes 335 shares held by Jennifer S. Dusenbury (wife); 88 shares held by Elena Cox Dusenbury (daughter); and 88 shares held by Sarah Cherry Dusenbury (daughter).

       (7) Includes 440 shares held by Willie Ann Hucks (wife).

       (8) Includes 1,669 shares held by Rebecca S. Lovelace (wife).

       (9) Includes 1,744 shares held by the estate of Bertha T. Massey (wife).

       Each director or director nominee of the Company has been engaged in his principal occupation of employment as specified above for five (5) years or more unless otherwise indicated.

       W. Jennings Duncan is Willis J. Duncan's son.  No other family relationships exist among the above named directors or officers of the Company.

Audit Committee Financial Expert

       The Company's board of directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee.  Mr. Howard B. Smith, III meets the terms of the definition.  Pursuant to the terms of Item 401(h) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.  Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Executive Officers:

       The Executive Officers of the Company are as follows:

                                  Position(s) Currently
         Name             Age       With The Company

    Willis J. Duncan       78     Chairman of the Board of the
                                  Company and the Bank

    W. Jennings Duncan     49     President and Director of the
                                  Company and the Bank

    Robert P. Hucks        59     Executive Vice President and
                                  Director of the Company and the Bank

    Paul R. Dusenbury      46     Treasurer and Director of the Company;
                                  Vice-President, Cashier, and Director
                                  of the Bank
                                  (Chief Financial Officer and
                                   Chief Accounting Officer)

       All executive officers serve at the pleasure of the Board of Directors of the Company.  Each executive officer has been employed by the Company and designated an executive officer since the Company's formation in 1985.

Code of Ethics

       The Corporation adopted a code of ethics (as defined by C.F.R. 229.406) that applies to its principal executive officer and principal financial officer.  A copy of the Code of Ethics was included as Exhibit 99 with a Form 8-K dated August 13, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors, and 10 percent shareholders were complied with.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

                      Annual Compensation

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual(1) Compensation	All Other Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President, Cashier and Director of Bank	2004 2003 2002 2004 2003 2002 2004 2003 2002	183,360 176,304 167,112 162,096 155,844 147,720 150,300 144,504 136,968	28,504 27,446 28,156 25,314 24,377 25,005 23,545 22,676 23,257	(1) (1) (1) (1) (1) (1) (1) (1) (1)	20,380(2) 19,143 17,459 29,503(3) 27,058 23,657 15,072(4) 14,351 13,221

(1)  The value of perquisites did not exceed the lessor of $50,000 or 10% of the total annual salary and bonus reported.

(2)  The amount is comprised of $14,669 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, and $5,711 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan (ESI).

(3)  The amount is comprised of $12,968 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, and $16,535 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan (ESI).

(4)  The amount is comprised of $12,024 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, and $3,048 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan (ESI).

                                            70

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

                                 PENSION PLAN DISCLOSURE

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee contributions of salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2004, 2003, and 2002, $595,000, $558,000, and $510,000, respectively, was charged to operations under the plan.

Executive Supplemental Income Plan and Phantom Stock Plan

       The Board of Directors of the Bank provides supplemental benefits to certain key officers, under The Conway National Bank Executive Supplemental Income (ESI) Plan and a Phantom Stock Plan. A copy of said plans was filed as Exhibits 10(a) and 10(b) with an amended Form 10-K Annual Report dated June 10, 2002.  The following summary discussion of certain provisions of these plans is qualified in its entirety by reference to the plans. These plans are not qualified under the Internal Revenue Code.  These plans are unfunded, however, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees.

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

       Under the Phantom Stock Plan, certain key employees are provided phantom stock units by the Bank at its discretion. Each unit is equivalent in value to one share of the Company's stock at market value.  The number of units shall be equitably adjusted and restated to reflect changes in the number of common shares outstanding resulting from stock splits, stock dividends, stock issuances, and stock redemptions.  The number of units also shall be equitably adjusted and restated to reflect cash dividends paid to Company common shareholders. The employee receives appreciation, if any, in the market value of the unit as compared to the initial value per unit.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

Compensation Committee Interlocks and Insider Participation

      The members of the Executive Committee of the Board, which serves as the Compensation Committee, are Harold G. Cushman, Jr., Willis J. Duncan, and W. Jennings Duncan.  Messrs, Willis J. Duncan and W. Jennings Duncan are executive officers of the Company and the Bank.

Director Compensation

     In 2004 Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $200 for each committee meeting attended.  The Chairman of the Audit Committee received an additional $75 per Audit Committee meeting attended.  Beginning in 2005, Directors who are not Bank officers will receive $750 for each monthly meeting of the Board of Directors and an additional $250 for each committee meeting attended.  The Chairman of the Audit Committee will continue to receive an additional $25 per Audit Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of December 31, 2004, certain information regarding the ownership of Company Stock of all executive officers and directors of the Company.  No shareholder is known to the management of the Company to be the beneficial owner of more than five (5%) percent of the Company Stock.  The Company Stock is the Company's only class of voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
All Executive Officers and Directors as a Group
(10 persons)	122,270	15.5%

(1) For a description of the amount and nature of ownership of the directors of the Company, see "Management of the Company -Directors."

Securities Authorized for Issuance under Equity Compensation Plans

        The Company does not have any compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Directors, principal shareholders, and Executive Officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features.  Richard M. Lovelace, a director of the Company and the Bank has provided legal services to the Company and the Bank in the past and is expected to continue to do so in the future.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Elliott Davis, LLC served as the Company's auditor during the fiscal years ended December 31, 2004 and 2003.  The following table shows the fees that the Company paid or accrued for the audit and other services provided by Elliott Davis, LLC for the fiscal years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees Audit-Related Fees Tax Fees All Other Fees Total	$46,500 27,500 6,390 11,502 $91,892	$43,400 5,500 4,800 8,400 $62,100

Audit Fees.  This category includes the aggregate fees billed for professional services rendered by Elliott Davis, LLC for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2004 and 2003 and for reviews of the financial statements included in the Company's reports on Forms 10-Q and 10-K.  These fees include amounts paid or expected to be paid for each respective year's audit. Reimbursements for travel and other out-of-pocket expenses are not included.

Audit Related Fees.  This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2004 and 2003.  These services principally include the assistance and issuance of consents for various filings with the SEC and for the examination of the Company's assertions regarding internal controls in accordance with the Federal Deposit Insurance Corporation Improvement Act and the Sarbanes-Oxley Act.

Tax Fees.  This category includes the aggregate fees billed for tax services rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2004 and 2003.  These services were primarily for the preparation of state and federal tax returns for the Company and its subsidiary.  Additionally, Elliott Davis, LLC assists the Company with tax compliance and provides limited tax consultation services.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2004 and December 31, 2003.  These other services consisted of audits of the 401(k) plan.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS.  The Audit Committee substantially pre-approves all audit and non-audit services and fees provided by the independent auditors.  These services include audit services, audit-related services, tax services and other services.  The terms and related fees of the 401(k) engagement are reported to the Audit Committee.

All of the principal accounting services and fees reflected in the table, unless otherwise noted, were reviewed and approved by the Audit Committee. Substantially all of the services were performed by individuals employed by the independent auditor.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)  The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm
Consolidated Statements of Condition - December 31, 2004 and 2003
Consolidated Statements of Income - Years ended December 31, 2004,
  2003, and 2002
Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 2004, 2003, and 2002
Consolidated Statements of Comprehensive Income - Years ended December 31,
  2004, 2003, and 2002.
Consolidated Statements of Cash Flows - Years Ended December 31,
  2004, 2003, and 2002
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the financial statements or in the notes thereto or the required subject matter is not applicable.

EXHIBITS

See Exhibit Index.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the period covered in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNB Corporation

                                        /s/W. Jennings Duncan, President
                                        W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2005.

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
Robert P. Hucks                          Executive Vice President and
                                         Director

/s/Paul R. Dusenbury________
Paul R. Dusenbury                        Treasurer and Director
                                        (Chief Financial Officer
                                         and Chief Accounting Officer)

/s/Virginia B. Hucks________
Virginia B. Hucks                        Secretary

/s/James W. Barnette, Jr.___
James W. Barnette, Jr.                   Director

/s/Harold G. Cushman, Jr.___
Harold G. Cushman, Jr.                   Director

/s/H. Buck Cutts____________
H. Buck Cutts                            Director

/s/John K. Massey___________
John K. Massey                           Director

EXHIBIT INDEX

Exhibit
Number

    3     Articles of Incorporation - The Articles of Incorporation of the Company are
          incorporated herein by reference to Exhibit 3(a) which was filed with a Form 8-A dated June 24, 1998.

          By-laws of the Company - The By-laws of the Company are incorporated herein by reference to Exhibit 3(b) which was filed with a Form 10-Q Quarterly Report dated June 30, 1997.

   10.1   Executive Supplemental Income Plan - The Executive Supplemental Income Plan is
          incorporated herein by reference to Exhibit 10(a) which was filed with a Form
          10-K/A Annual Report dated June 10, 2002

   10.2   Long Term Deferred Compensation Plan entitled "Phantom Stock Plan" - The Long
          Term Deferred Compensation Plan is incorporated herein by reference to Exhibit
          10(b) which was filed with a Form 10-K/A Report dated June 10, 2002.

   14.1   Code of Ethics Policy - The Conway National Bank Code of Ethics Policy is
          incorporated herein by reference to Exhibit 99 which was filed with a Form 8-K dated August 13, 2004.

   22     Subsidiaries of the Registrant - Incorporated herein by reference to Exhibit 22 which was  filed with a Form 10-K Annual Report dated March 28, 1986.

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