Form 10-K/A
period 2004-12-31
CNB CORP /SC/
filed 2005-04-08
CIK 764581

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this  Form 10-K/A or any amendment to this Form 10-K/A. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X .  No ___.

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

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend, adjusted for the effect of a 10% stock dividend paid in 2004, of $4.25 per share in 2004 and $3.64 per share in 2003.  In addition, the Company may from time to time pay a stock dividend. The Company paid a 10% stock dividend in September 2004.  There can be no assurance, however, as to the payment of dividends by the Company in the future since payment will be dependent upon the earnings and financial condition of the Company and the Bank and other related factors.  The Company's primary source of funds with which to pay dividends is dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation - Dividends" under Item 1, Part I of this Form 10-K/A for a description of these legal restrictions.

The information required to be disclosed by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K/A.

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

(b) MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of CNB Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the company.  Internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2004.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2004, internal control over financial reporting was effective.

     Elliott Davis, LLC, an independent registered public accounting firm, has issued an attestation report on management's assessment, of the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

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

Chairman of the Board
of the Company and of
the Bank since 1988.

President of the
Company and of the Bank
since 1988.

President of Surfside
Rent Mart, Inc., a
general rental company
located in Surfside
Beach, South Carolina,
since 1992.

Retired in 1995 as
President of Dargan
Construction Company,
Inc.

Retired.  Previously,
Mr. Cutts was an
attorney in private
practice in Surfside
Beach, South Carolina.

				32,499(1) 25,626(2) 6,411(3) 24,849(4) 17,198(5)	4.12 3.25 .81 3.15 2.18

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT OF THE COMPANY (continued)

Name (Age)	Director Since	Proposed Term Expires	Present Principal Occupation	Company Stock Owned Number %
Paul R. Dusenbury (46) *Robert P. Hucks (59) Richard M. Lovelace, Jr. (58) **John K. Massey (90) *Howard B. Smith, III (56)	1997 1993 1984 1959 1993	2006 2005 2006 2007 2005

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

**Regrettably, John K. Massey, who served as a member of the Board of Directors since 1959, passed away on March 18, 2005.

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

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

                      Annual Compensation

Name and Principal Position	Year	($) Salary	($) Bonus	Other Annual(1) Compensation	All Other Compensation
W. Jennings Duncan President and Director of the Bank Robert P. Hucks Executive Vice President and Director of the Bank Paul R. Dusenbury Vice President, Cashier and Director of Bank	2004 2003 2002 2004 2003 2002 2004 2003 2002	183,360 176,304 167,112 162,096 155,844 147,720 150,300 144,504 136,968	28,504 27,446 28,156 25,314 24,377 25,005 23,545 22,676 23,257	(1) (1) (1) (1) (1) (1) (1) (1) (1)	29,548(2) 30,162 29,992 37,608(3) 36,798 34,736 22,587(4) 23,383 23,494

(1)  The value of perquisites did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.

(2)  The amount is comprised of $14,669 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, $5,711 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan, and $9,168 contributed by the Bank to the Bank's Phantom Stock Deferred
     Compensation Plan.

(3)  The amount is comprised of $12,968 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, $16,535 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan, and $8,105 contributed by the Bank to the Bank's Phantom Stock Deferred
     Compensation Plan.

(4)  The amount is comprised of $12,024 contributed by the Bank to the Bank's profit-
     sharing and savings defined contribution plan, all of which is vested, $3,048 accrued in connection with The Conway National Bank Executive Supplemental Income
     Plan, and $7,515 contributed by the Bank to the Bank's Phantom Stock Deferred
     Compensation Plan.

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

Executive Supplemental Income Plan and Phantom Stock Deferred Compensation Plan

       The Board of Directors of the Bank provides supplemental benefits to certain key officers, under The Conway National Bank Executive Supplemental Income (ESI) Plan and a Phantom Stock Deferred Compensation Plan. A copy of said plans was filed as Exhibits 10(a) and 10(b) with an amended Form 10-K Annual Report dated June 10, 2002.  The following summary discussion of certain provisions of these plans is qualified in its entirety by reference to the plans. These plans are not qualified under the Internal Revenue Code.  These plans are unfunded, however, certain benefits under the ESI Plan are informally and indirectly funded by insurance policies on the lives of the covered employees.

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

       Under the Phantom Stock Deferred Compensation Plan, certain key employees are provided phantom stock units by the Bank at its discretion. Each unit is equivalent in value to one share of the Company's stock at market value.  The number of units shall be equitably adjusted and restated to reflect changes in the number of common shares outstanding resulting from stock splits, stock dividends, stock issuances, and stock redemptions.  The number of units also shall be equitably adjusted and restated to reflect cash dividends paid to Company common shareholders. The employee receives appreciation, if any, in the market value of the unit as compared to the initial value per unit.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS (continued)

Compensation Committee Interlocks and Insider Participation

      The members of the Executive Committee of the Board, which serves as the Compensation Committee, are Harold G. Cushman, Jr., Willis J. Duncan, and W. Jennings Duncan.  Messrs. Willis J. Duncan and W. Jennings Duncan are executive officers of the Company and the Bank.

Director Compensation

     In 2004 Directors who are not Bank officers received $500 for each monthly meeting of the Board of Directors and an additional $200 for each committee meeting attended.  The Chairman of the Audit Committee received an additional $75 per Audit Committee meeting attended.  Beginning in 2005, Directors who are not Bank officers will receive $750 for each monthly meeting of the Board of Directors and an additional $250 for each committee meeting attended.  The Chairman of the Audit Committee will continue to receive an additional $75 per Audit Committee meeting attended.

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
INDEPENDENT AUDITORS

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

                                        CNB Corporation

                                        /s/W. Jennings Duncan, President
                                        W. Jennings Duncan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2005.

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

/s/H. Buck Cutts____________
H. Buck Cutts                            Director

/s/John K. Massey___________
John K. Massey                           Director

/s/Richard M. Lovelace, Jr.
Richard M. Lovelace, Jr.                 Director

/s/Howard B. Smith, III
Howard B. Smith, III                     Director

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

   10.2   Deferred Compensation Plan entitled "Phantom Stock Plan" - The Phantom Stock
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