Form 10-Q
period 2005-03-31
CNB CORP /SC/
filed 2005-05-10
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 2-96350

CNB Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-0792402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 320, Conway, South Carolina	29528
(Address of principal executive offices)	(Zip Code)

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
Yes    X   .  No        .

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date:  788,495 shares of common stock, par value $10 per share, April 30, 2005.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2005, December 31, 2004 and March 31, 2004	2

Consolidated Statement of Income for the Three Months Ended March 31, 2005 and 2004	3

Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2005 and 2004	4

Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2005 and 2004	5

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3. Qualitative and Quantitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

SIGNATURE	22

PART II. OTHER INFORMATION

Item 5. Exhibits and Reports on Form 8-K	23

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 26,710	$ 25,793	$ 24,385
Investment Securities	4,299	4,519	7,440
(Fair values of $4,479 at March 31, 2005, $4,765 at
December 31, 2004, and $7,887 at March 31, 2004)
Securities Available for Sale	193,068	209,994	180,276
(Amortized cost of $194,629 at March 31, 2005,
$208,771 at December 31, 2004, $175,132 at March
31, 2004)
Federal Funds sold and securities purchased under
agreement to resell	15,000	-	33,000
Loans:
Loans	430,778	406,983	376,718
Less allowance for possible loan losses	(5,339)	(5,104)	(4,706)
Net loans	425,439	401,879	372,012
Bank premises and equipment	17,872	17,628	17,783
Other assets	12,212	11,756	9,585
Total assets	$694,600	$671,569	$644,481

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 127,008	$ 118,580	$ 112,620
Interest-bearing	464,263	441,784	433,245
Total deposits	591,271	560,364	545,865
Federal funds purchased and securities sold under
agreement to repurchase	28,791	33,950	25,674
Other short-term borrowings	1,879	2,895	1,187
Other liabilities	4,527	6,775	4,653
Total liabilities	626,468	603,984	577,379

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,182
Authorized 1,500,000 in 2005 and 2004; issued
789,774 at March 31, 2005 and at December 31,
2004, and 718, 246 at March 31, 2004
Surplus	43,543	43,543	34,815
Undivided Profits	17,790	15,558	22,122
Net Unrealized Holding Gains (Losses)	(936)	734	3,086
on Available-For-Sale Securities
Less: Treasury stock	(163)	(148)	(103)
Total stockholders' equity	68,132	67,585	67,102
Total liabilities and stockholders' equity	$694,600	$671,569	$644,481

CNB Corporation and Subsidiary Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$ 6,803	$ 5,729
Interest on investment securities:
Taxable investment securities	1,689	1,616
Tax-exempt investment securities	230	245
Interest on federal funds sold and securities purchased under agreement to resell	63	46
Total interest income	8,785	7,636
Interest Expense:
Interest on deposits	1,855	1,550
Interest on federal funds purchased and securities
sold under agreement to repurchase	146	67
Interest on other short-term borrowings	4	2

Total interest expense	2,005	1,619
Net interest income	6,780	6,017
Provision for loan losses	285	235

Net interest income after provision for loan losses	6,495	5,782
Other income:
Service charges on deposit accounts	826	858
Gains on sale of securities available-for-sale	2	0
Other operating income	620	496
Total other income	1,448	1,354

Other expenses:
Salaries and employee benefits	2,990	2,681
Occupancy expense	680	605
Other operating expenses	928	909
Total operating expenses	4,598	4,195
Income before income taxes	3,345	2,941
Income tax provision	1,112	932
Net income	$ 2,233	$ 2,009

* Per share data:
Net income per weighted average shares outstanding	$ 2.83	$ 2.55

Cash dividend paid per share	$ 0	$ 0

Book value per actual number of shares outstanding	$ 86.40	$ 85.02

Weighted average number of shares outstanding	788,601	789,195

Actual number of shares outstanding	788,532	789,263

*Adjusted for the effect of a 10% stock dividend issued during 2004.

CNB Corporation and Subsidiary Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Income	$ 2,233	$ 2,009

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	(1,670)	455

Net Comprehensive Income	$ 563	$ 2,464

CNB Corporation and Subsidiary Consolidated Statement of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2005	2004
Common Stock:
Balance, January 1	$ 7,898	$ 7,182
($10 par value; 1,500,000 shares authorized)
Balance at end of period	7,898	7,182

Surplus:
Balance, January 1	43,543	34,801
Gain on sale of Treasury stock	None	14
Balance at end of period	43,543	34,815

Undivided profits:
Balance, January 1	15,558	20,113
Net Income	2,233	2,009
Balance at end of period	17,790	22,122

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	734	2,631
Change in net unrealized gains/(losses)	(1,670)	455
Balance at end of period	(936)	3,086

Treasury stock:
Balance, January 1	(148)	(104)
(1,129 shares in 2005; 837 shares in 2004)
Purchase of treasury stock	(15)	(141)
Reissue of treasury stock	None	142
Balance at end of period	(163)	(103)
(1,242 shares in 2005; 734 shares in 2004)

Total stockholders' equity	$68,132	$67,102

Note: Columns may not add due to rounding.

Note:  Columns may not add due to rounding

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the three-month period ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net Income	$ 2,233	$ 2,009
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	250	213
Provision for loan losses	285	235
Provision for deferred income taxes	(947)	386
Gain on sale of investment securities	(2)	0
Decrease in accrued interest receivable	113	365
(Increase) decrease in other assets	378	(862)
Increase in other liabilities	2,154	282

Net cash provided by operating activities	4,464	2,628

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	4,002	0
Proceeds from maturities/calls of investment securities held to maturity	220	641
Proceeds from maturities/calls of investment securities available for sale	11,140	23,694
Purchase of investment securities available for sale	(1,000)	(21,000)
Net increase in federal funds sold	(15,000)	(32,000)
Net increase in loans	(23,795)	(14,684)
Premises and equipment expenditures	(494)	(928)

Net cash used for investing activities	(24,927)	(44,277)

FINANCING ACTIVITIES
Dividends paid	(3,352)	(2,870)
Net increase in deposits	30,907	42,752
Net increase (decrease) in securities sold under repurchase agreement	(5,159)	914
Net increase (decrease) in other short-term borrowings	(1,016)	217

Net cash provided by financing activities	21,380	41,013

Net increase (decrease) in cash and due from banks	917	(636)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	25,793	25,021

CASH AND DUE FROM BANKS, March 31, 2005 AND 2004	$26,710	$24,385

CASH PAID FOR:
Interest	$ 1,950	$ 1,789
Income taxes	$ 214	$ 203

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, adjusted for a 10% stock dividend declared in September, 2004, resulting in 788,601 for the three-month period ended March 31, 2005 and 789,195 for the three-month period ended March 31, 2004.

 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the three-month period ended March 31, 2005 and for the year ended December 31, 2004 were approximately $15,695 and $15,392, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $106,005 at March 31, 2005 and $99,580 at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 2005 and at December 31, 2004.

	March 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Federal agencies
Within one year	$ 21,056	$ 285	$ -	$ 21,341	5.34%
One to five years	155,836	314	2,677	153,473	3.46
	176,892	599	2,677	174,814	3.68

Mortgage Backed Securities
Over ten years	809	-	46	763	3.62

State, county and municipal
Within one year	997	13	-	1,010	6.02
One to five years	11,500	328	-	11,828	5.96
Six to ten years	4,107	222	-	4,329	6.86
	16,604	563	-	17,167	6.19

Other-CRA Qualified Investment Fund	324	-	-	324	-

Total available for sale	$194,629	$1,162	$2,723	$193,068	3.90%

HELD TO MATURITY

State, county and municipal
Within one year	$ 865	$ 16	$ -	$ 881	7.49%
One to five years	3,275	155	-	3,430	7.29
Six to ten years	159	9	-	168	6.68
	4,299	180	-	4,479	7.31

Total held to maturity	$ 4,299	$ 180	$ -	$ 4,479	7.31%

(1) Tax equivalent adjustment based on a 34% tax rate

As of March 31, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(936) as of March 31, 2005.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2004
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Federal agencies
Within one year	$ 22,082	$ 354	$ -	$ 22,436	5.33%
One to five years	167,860	883	799	167,944	3.56
	189,942	1,237	799	190,380	3.76

State, county and municipal
Within one year	480	1	-	481	5.33
One to five years	11,780	450	-	12,230	5.85
Six to ten years	5,234	374	-	5,608	6.91
	17,494	825	-	18,319	6.16

Mortgage Backed Securities
Over ten years	1,013	-	40	973	3.62

Other-CRA Qualified Investment Fund	322	-	-	322	-

Total available for sale	$208,771	$2,062	$ 839	$209,994	3.96%

HELD TO MATURITY

State, county and municipal
Within one year	$ 400	$ 4	$ -	$ 404	7.49%
One to five years	3,477	187	-	3,664	7.24
Six to ten years	642	55	-	697	7.25
	4,519	246	-	4,765	7.27

Total held to maturity	$ 4,519	$ 246	$ -	$ 4,765	7.27%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $734 as of December 31, 2004.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2005 and December 31, 2004 by major classification:

	March 31,	December 31,
	2005	2004

Real estate loans - mortgage	$ 272,883	$ 262,543
- construction	50,341	39,525
Commercial and industrial loans	68,940	66,184
Loans to individuals for household,
family and other consumer expenditures	35,248	35,583
Agriculture	1,963	1,582
All other loans, including overdrafts	1,403	1,566
Gross loans	430,778	406,983
Less allowance for loan losses	(5,339)	(5,104)
Net loans	$ 425,439	$ 401,879

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended March 31, 2005 and 2004 and the year ended December 31, 2004 are summarized as follows:

	Quarter Ended
	March 31,		December 31,
	2005	2004	2004

Balance, beginning of period	$ 5,104	$ 4,524	$ 4,524
Charge-offs:
Commercial, financial, and agricultural	70	9	281
Real Estate - construction and mortgage	1	17	22
Loans to individuals	93	91	514
Total charge-offs	$ 164	$ 117	$ 817
Recoveries:
Commercial, financial, and agricultural	$ 32	$ 13	$ 45
Real Estate - construction and mortgage	5	1	1
Loans to individuals	77	50	196
Total recoveries	$ 114	$ 64	$ 242
Net charge-offs	$ 50	$ 53	$ 575
Additions charged to operations	$ 285	$ 235	$ 1,155
Balance, end of period	$ 5,339	$ 4,706	$ 5,104

Ratio of net charge-offs during the period
to average loans outstanding during the period	.01%	.01%	.15%

The entire balance is available to absorb future loan losses.

At March 31, 2005 and December 31, 2004 loans on which no interest was being accrued totaled approximately $229 and $880, respectively; foreclosed real estate totaled $80 and $80 respectively; and loans 90 days past due and still accruing totaled $40 and $93, respectively.

OTHER INTEREST-BEARING ASSETS

As of March 31, 2005, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2005 and December 31, 2004 is summarized as follows:

	March 31,	December 31,
	2005	2004

Land and buildings	$ 20,734	$ 20,691
Furniture, fixtures and equipment	7,094	6,824
Construction in progress	256	75
	$ 28,084	$ 27,590

Less accumulated depreciation and amortization	10,212	9,962
	$ 17,872	$ 17,628

     Depreciation and amortization of bank premises and equipment charged to operating expense was $250 for the quarter ended March 31, 2005 and $895 for the year ended December 31, 2004.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2005 and December 31, 2004, certificates of deposit of $100,000 or more included in time deposits totaled approximately $111,561 and $100,042, respectively.  Interest expense on these deposits was approximately $628 for the quarter ended March 31, 2005 and $2,046 for the year ended December 31, 2004.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2005 and December 31, 2004, securities sold under repurchase agreements totaled $28,791 and $33,950. Securities with a book value of $44,058 ($44,055 market value) and $38,711 ($39,178 market value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.67 percent and 1.43 percent at March 31, 2005 and December 31, 2004.

NOTE 8 - LINES OF CREDIT

     At March 31, 2005, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $28,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,965 at March 31, 2005. The amount outstanding under the note totaled $1,879 and $2,895 at March 31, 2005 and December 31, 2004, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $78,370 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no amounts outstanding under the agreement at March 31, 2005 and December 31, 2004.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended March 31, 2005 and March 31, 2004 on pretax income of $3,345 and $2,941 totaled $1,112 and $932, respectively.  The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2005.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2005

           Loan Commitments

      $ 51,414

           Standby letters of credits

            3,816

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the quarter ended March 31, 2005 and year ended December 31, 2004, $154 and $595, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Bank's actual capital ratios are also presented in the table below as of March 31, 2005:

					To be
					well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$70,301	15.55%	36,157	8.0%	$45,196	10.0%

Tier I Capital (to risk weighted assets)	64,962	14.37	18,079	4.0	27,118	6.0

Tier I Capital (to average assets)	64,962	9.48	27,418	4.0	34,273	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2005	2004
Cash	$ 4,070	$ 2,389
Investment in subsidiary	64,025	62,865
Fixed Assets	-	1,811
Other assets	37	37
	$ 68,132	$ 67,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	68,132	67,102
	$ 68,132	$ 67,102

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2005	2004
EQUITY IN NET INCOME OF SUBSIDIARY	$ 2,281	$ 2,048
OTHER INCOME	0	0
OTHER EXPENSES	(48)	(39)
Net Income	$ 2,233	$ 2,009

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2005 and for the three-month periods ending March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 14.4% from $376,718 at March 31, 2004 to $430,778 at March 31, 2005 and have increased as a percentage of total assets from 58.4% to 62.0% over the same period as loan demand has strengthened in our market.  Securities and federal funds sold have decreased as a percentage of total assets from 34.3% at March 31, 2004 to 30.6% at March 31, 2005.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 17.5% at March 31, 2004 to 18.3% at March 31, 2005. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have decreased slightly from 67.2% of total assets at March 31, 2004 to 66.8% at March 31, 2005 while securities sold under agreement to repurchase have increased from 4.0% to 4.2% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheets as of March 31, 2005 and 2004:

	March 31,
	2005	2004
Assets:
Earning assets:
Loans	62.0%	58.4%
Investment securities	.6	1.2
Securities Available for Sale	27.8	28.0
Federal funds sold and securities purchased under agreement to resell	2.2	5.1
Total earning assets	92.6	92. 7
Other assets	7.4	7.3
Total assets	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.8%	67.2%
Federal funds purchased and securities sold under agreement to repurchase	4.2	4.0
Other short-term borrowings	.3	.2
Total interest-bearing liabilities	71.3	71.4
Noninterest-bearing deposits	18.3	17.5
Other liabilities	.6	.7
Stockholders' equity	9.8	10.4
Total liabilities and stockholders' equity	100.0%	100.0%

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month periods ended March 31, 2005 and 2004 of $2,233 and $2,009, respectively, resulting in a return on average assets of 1.30% and 1.29% and a return on average stockholders' equity of 13.09% and 12.16%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $50,119 or 7.8% from $644,481 at March 31, 2004 to $694,600 at March 31, 2005. The following table sets forth the financial highlights for the three-month periods ending March 31, 2005 and March 31, 2004:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Ended March 31,

			Percent
			Increase
	2005	2004	(Decrease)

Net interest income after provision for loan losses	6,495	5,782	12.3%
Income before income taxes	3,345	2,941	13.7
Net Income	2,233	2,009	11.1
Per Share (1)	2.83	2.55	11.0
Cash dividends declared	0	0	0
Per Share (1)	0	0	0

Total assets	694,600	644,481	7.8%
Total deposits	591,271	545,865	8.3
Loans	430,778	376,718	14.4
Investment securities and securities available for sale	197,367	187,716	5.1
Stockholders' equity	68,132	67,102	1.5
Book value per share (1)	86.40	85.02	1.6

Ratios (2):
Annualized return on average total assets	1.30%	1.29%	.8%
Annualized return on average stockholders' Equity	13.09%	12.16%	7.6%

(1)	Adjusted for the effect of a 10% stock dividend issued during 2004.
(2)	For the three-month period ended March 31, 2005 and March 31, 2004, average total assets amounted to $685,494 and $624,314 with average stockholders' equity totaling $68,240 and $66,061, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2005 and 2004.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-run earning power. Management believes that a rise or fall in interest rates will not materially affect earnings.

The Bank has maintained net interest margins for the three-month period ended March 31, 2005, of 4.4% and 4.2% for the same period in 2004, as compared to management's long-term target of 4.5%.  Net interest margins have been compressed at the bank and industry-wide as we are experiencing almost 50 year lows in market interest rates.  We anticipate short-term interest rates to increase throughout 2005 which will enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 12.3% increase from $6,143 for the three-month period ended March 31, 2004 to $6,898 for the three-month period ended March 31, 2005. During the same period, total fully-tax-equivalent interest income increased by 14.7% from $7,762 to $8,903 and total interest expense increased by 23.8% from $1,619 to $2,005.  Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .11% from 4.24% for the three-month period ended March 31, 2004 to 4.35% for the three-month period ended March 31, 2005.

The tables on the following two pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Selected Financial Data

	Three Months Ended 3/31/05			Three Months Ended 3/31/04

		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans	$419,933	$ 6,803	6.48%	$369,700	$ 5,729	6.20%
Securities:
Taxable	182,366	1,689	3.70	164,534	1,616	3.93
Tax-exempt	22,047	348	6.31	24,657	371	6.02
Federal funds sold and securities purchased under
agreement to resell	10,650	63	2.37	20,890	46.88
Total earning assets	634,996	8,903	5.61	579,781	7,762	5.36
Other assets	50,498			44,533
Total assets	$685,494			$624,314

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$453,021	1,855	1.64	$421,662	1,550	1.47
Federal funds purchased and securities sold under
agreement to repurchase	37,047	146	1.58	26,073	67	1.03
Other short-term borrowings	892	4	1.79	1,017	2.79
Total interest-bearing liabilities	$490,960	$ 2,005	1.63	$448,752	$ 1,619	1.44
Noninterest-bearing deposits	122,341			104,651
Other liabilities	3,953			4,850
Stockholders' equity	68,240			66,061
Total liabilities and stockholders' equity	$685,494			$624,314
Net interest income as a percent of total
earning assets	$634,996	$ 6,898	4.35	$579,781	$ 6,143	4.24

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 118			$ 126

Ratios:
Annualized return on average total assets			1.30			1.29
Annualized return on average stockholders' equity			13.09			12.16
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.95			10.58
Average total deposits			11.86			12.55
Average loans			16.25			17.87
Average earning assets as a percent of
average total assets			92.63			92.87

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Three Months Ended March 31, 2005 and 2004 (Dollars in Thousands)

										Change
	Average	Average			Interest	Interest		Change	Change	Due to
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to	Rate X
	2005	2004	2005 (1)	2004 (1)	2005 (1)	2004 (1)	Variance	Rate	Volume	Volume
Earning Assets:
Total Loans (2)	$419,933	$369,700	6.48%	6.20%	$6,803	$5,729	$1,074	$ 259	$ 779	$ 36
Investment securities:
Taxable	182,366	164,534	3.70%	3.93%	1,689	1,616	73	(95)	175	(7)
Tax-exempt	22,047	24,657	6.31%	6.02%	348	371	(23)	18	(39)	(2)
Federal funds sold and Securities
purchased under agreement to resell	10,650	20,890	2.37%	.88%	63	46	17	78	(23)	(38)

Total Earning Assets	$634,996	$579,781	5.61%	5.36%	$8,903	$7,762	$1,141	$ 260	$ 892	$ (11)

Interest-bearing Liabilities:

Interest-bearing deposits	453,021	421,662	1.64%	1.47%	1,855	1,550	305	179	115	11
Federal funds purchased and securities
sold under agreement to repurchase	37,047	26,073	1.58%	1.03%	146	67	79	36	28	15
Other short-term borrowings	892	1,017	1.79%	.79%	4	2	2	2	-	-

Total Interest-bearing Liabilities	490,960	448,752	1.63%	1.44%	2,005	1,619	386	217	143	26
Interest-free Funds Supporting
Earning Assets	144,036	131,029

Total Funds Supporting Earning Assets	$634,996	$579,781	1.26%	1.12%	$2,005	$1,619	$ 386	$ 217	$ 143	$ 26

Interest Rate Spread			3.98%	3.92%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.37%	.32%
Net Yield on Earning Assets			4.35%	4.24%	$6,898	$6,143

(1)  Tax-equivalent adjustment based on a 34% tax rate.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the Bank to maintain the allowance for loan losses at the greater of 1.20% of net loans or the percentage based on a level to cover potential losses identified in the portfolio.

The provision for loan losses was $285 for the three-month period ended March 31, 2005 and $235 for the three-month period ended March 31, 2004.  Net loan charge-offs/(recoveries) totaled $50 for the three-month period ended March 31, 2005 and $53 for the same period in 2004.

The allowance for loan losses as a percentage of net loans was 1.25% at March 31, 2005 and 1.27% at March 31, 2004.  The increased provision during the three-month period ended March 31, 2005 reflects the continued strong loan portfolio growth.

Securities Transactions - At March 31, 2005, December 31, 2004, and March 31, 2004 market value appreciation/(depreciation) in the investment portfolio totaled $(1,381), $1,469, and $5,591, respectively.  As indicated, market values have decreased due to higher market interest rates in 2004 and early 2005.  Security gains of $2 resulted from the sale of $4,000 in AFS securities during the first quarter of 2005 to supplement liquidity.

Other Income - Other income, net of any gains/losses on security transactions, increased by 6.8% from $1,354 for the three-month period ended March 31, 2004 to $1,446 for the three-month period ended March 31, 2005.  This increase in the three-month period ended March 31, 2005 other income was due to an increase in merchant discount income, offset somewhat by slightly lower service charges on deposit accounts income.

Other Expenses - Other expenses increased by 9.6% from $4,195 for the three-month period ended March 31, 2004 to $4,598 for the three-month period ended March 31, 2005.  The major components of other expenses are salaries and employee benefits which increased 11.5% from $2,681 to $2,990; occupancy expense which increased 12.4% from $605 to $680; and other operating expenses which increased by 2.1% from $909 to $928.  The increase in the three-month period ended March 31, 2005 salaries and employee benefits was due to normal pay increases and the increased costs of providing employee benefits, particularly health insurance coverage.  In addition, in 2005 the Company began accruing year-end bonus awards to bank staff in the amount of $135 per quarter as these awards have increased in size over the past few years.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  Looking ahead, the construction, staffing, and equipping of a new banking office in Pawleys Island, South Carolina, expected to be completed in the fourth quarter of 2005, will add to future occupancy expenses.

Income Taxes - Provisions for income taxes increased 19.3% from $932 for the three-month period ended March 31, 2004 to $1,112 for the three-month period ended March 31, 2005.  Income before income taxes less interest on tax-exempt investment securities increased by 15.5% from $2,696 for the three-month period ended March 31, 2004 to $3,115 for the same period in 2005.  State tax liability increased as income before income taxes increased 13.7% from $2,941 to $3,345 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Bank has begun construction of a new banking office in Pawleys Island, South Carolina.  Land, construction, and equipment costs are estimated at $1,750.

CAPITAL RESOURCES

Total stockholders' equity was $68,132 and $67,585 at March 31, 2005 and December 31, 2004 representing 9.81% and 10.06% of total assets, respectively.  At March 31, 2005, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2004 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

CNB Corporation
(Registrant)

/s/Paul R. Dusenbury
Paul R. Dusenbury
Treasurer
(Chief Financial Officer)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Assistant Treasurer
(Chief Accounting Officer)

Date:  May 10, 2005

PART II

Item 5. EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index.

(b) Reports on Form 8-K

On February 14, 2005, the Company furnished a Form 8-K which disclosed the setting of base 2005 compensation for executive management and also the Directors' Board and Committee fee structure.

On March 10, 2005, the Company furnished a Form 8-K stating that on March 8, 2005, the Registrant appointed L. Ford Sanders, II, age 43, Assistant Treasurer and Chief Accounting Officer of the Registrant.

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