Form 10-Q
period 2005-06-30
CNB CORP /SC/
filed 2005-08-09
CIK 764581

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________





                         Commission file number: 2-96350


                                 CNB Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


    South Carolina                                          57-0792402
-------------------------------------       -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

P.O. Box 320, Conway, South Carolina                               29528
-----------------------------------------                        ----------
(Address of principal  executive offices)                        (Zip Code)


      (Registrant's telephone number, including area code): (843) 248-5721

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date: 788,419 shares of common stock, par value $10 per share, July 31, 2005.

CNB Corporation
                                                                            Page

Forward-Looking Statements ...............................................     1

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of June 30, 2005,
        December 31, 2004 and June 30, 2004 ..............................     2

        Consolidated Statement of Income for the Three Months
        and Six Months Ended June 30, 2005 and 2004 ......................     3

        Consolidated Statement of Comprehensive Income
        for the Three Months and Six Months Ended June 30, 2005 and 2004 .     4

        Consolidated Statement of Changes in Stockholders'
        Equity for the Six Months Ended June 30, 2005 and 2004 ...........     5

        Consolidated Statement of Cash Flows for the Six Months
        Ended June 30, 2005 and 2004 .....................................     6

        Notes to Consolidated Financial Statements .......................  7-14

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................... 15-24

Item 3. Qualitative and Quantitative Disclosures About Market Risk .......    24

Item 4. Controls and Procedures ..........................................    24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    25

Item 4.  Submission of Matters to a Vote of Security Holders .............    25

Item 5.  Other Information ...............................................    25

Item 6.  Exhibits ........................................................    25


SIGNATURE ................................................................    26

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

PART I.

Item 1. Financial Statements

                         CNB Corporation and Subsidiary
                           Consolidated Balance Sheets
            (All Dollar Amounts, Except Per Share Data, in Thousands)


ASSETS:                                                                             June 30,          December 31,        June 30,
                                                                                      2005                2004              2004
                                                                                      ----                ----              ----
                                                                                    (Unaudited)                          (Unaudited)
    Cash and due from banks ...............................................         $  31,047          $  25,793          $  24,100
    Investment Securities .................................................             4,300              4,519              5,440
      (Fair values of $4,464 at June 30, 2005, $4,765 at
       December 31, 2004, and $5,685 at June 30, 2004)
    Securities Available for Sale .........................................           192,445            209,994            189,133
      (Amortized cost of $193,574 at June 30, 2005,
      $208,771 at December 31, 2004, and $189,356 at
      June 30, 2004)
    Federal Funds sold and securities purchased under
      agreement to resell .................................................            16,000                  -             31,000
    Loans:
       Total loans ........................................................           451,732            406,983            390,303
       Less allowance for possible loan losses ............................            (5,602)            (5,104)            (4,861)
                                                                                    ---------          ---------          ---------
         Net loans ........................................................           446,130            401,879            385,442
    Bank premises and equipment ...........................................            17,972             17,628             17,894
    Other assets ..........................................................            13,176             11,756             11,162
                                                                                    ---------          ---------          ---------
Total assets ..............................................................         $ 721,070          $ 671,569          $ 664,171
                                                                                    =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Deposits:
       Non-interest bearing ...............................................         $ 134,034          $ 118,580          $ 123,449
       Interest-bearing ...................................................           481,480            441,784            441,027
                                                                                    ---------          ---------          ---------
          Total deposits ..................................................           615,514            560,364            564,476
                                                                                    ---------          ---------          ---------
    Federal funds purchased and securities sold under
          agreement to repurchase .........................................            28,746             33,950             29,087
    Other short-term borrowings ...........................................             1,234              2,895              1,652
    Other liabilities .....................................................             4,726              6,775              3,038
                                                                                    ---------          ---------          ---------
 Total liabilities ........................................................           650,220            603,984            598,253
                                                                                    ---------          ---------          ---------

   Stockholders' equity:
      Common stock, par value $10 per share: ..............................             7,898              7,898              7,182
         Authorized 1,500,000 in 2005 and 2004; issued
         789,774 at June 30, 2005, and at December 31, 2004,
         and 718,246 at June 30, 2004
       Surplus ............................................................            43,543             43,543             34,815
       Undivided Profits ..................................................            20,265             15,558             24,154
       Net Unrealized Holding Gains (Losses) ..............................              (678)               734               (133)
         On Available-For-Sale Securities
       Less: Treasury stock ...............................................              (178)              (148)              (100)
                                                                                    ---------          ---------          ---------
   Total stockholders' equity .............................................            70,850             67,585             65,918
                                                                                    ---------          ---------          ---------
Total liabilities and stockholders' equity ................................         $ 721,070          $ 671,569          $ 664,171
                                                                                    =========          =========          =========

                         CNB Corporation and Subsidiary
                        Consolidated Statement of Income
            (All Dollar Amounts, Except Per Share Data, in Thousands)
                                   (Unaudited)

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                      June 30,
                                                                                      --------                      --------
                                                                               2005            2004            2005           2004
                                                                               ----            ----            ----           ----
Interest Income:
  Interest and fees on loans .......................................        $  7,349        $  5,927        $ 14,152        $ 11,656
  Interest on investment securities:
    Taxable investment securities ..................................           1,643           1,618           3,332           3,234
    Tax-exempt investment securities ...............................             226             240             456             485
  Interest on federal funds sold and securities
    purchased under agreement to resell ............................             184              58             247             104
                                                                            --------        --------        --------        --------
      Total interest income ........................................           9,402           7,843          18,187          15,479
                                                                            --------        --------        --------        --------
Interest Expense:
  Interest on deposits .............................................           2,233           1,583           4,088           3,133
  Interest on federal funds purchased and securities
     Sold under agreement to repurchase ............................             133              65             279             132
  Interest on other short-term borrowings ..........................               7               2              11               4
                                                                            --------        --------        --------        --------

      Total interest expense .......................................           2,373           1,650           4,378           3,269
                                                                            --------        --------        --------        --------
  Net interest income ..............................................           7,029           6,193          13,809          12,210
                                                                            --------        --------        --------        --------
  Provision for loan losses ........................................             250             210             535             445
                                                                            --------        --------        --------        --------

  Net interest income after provision for loan losses ..............           6,779           5,983          13,274          11,765
                                                                            --------        --------        --------        --------
  Other income:
    Service charges on deposit accounts ............................             874             901           1,700           1,759
    Gains on sale of securities available-for-sale .................               0               0               2               0
    Other operating income .........................................             805             725           1,425           1,221
                                                                            --------        --------        --------        --------
        Total other income .........................................           1,679           1,626           3,127           2,980
                                                                            --------        --------        --------        --------

  Other expenses:
    Salaries and employee benefits .................................           3,039           2,682           6,029           5,363
    Occupancy expense ..............................................             656             603           1,336           1,208
    Other operating expenses .......................................           1,109           1,151           2,037           2,060
                                                                            --------        --------        --------        --------
        Total operating expenses ...................................           4,804           4,436           9,402           8,631
                                                                            --------        --------        --------        --------
  Income before income taxes .......................................           3,654           3,173           6,999           6,114
                                                                            --------        --------        --------        --------
    Income tax provision ...........................................           1,182           1,140           2,294           2,072
                                                                            --------        --------        --------        --------
  Net income .......................................................           2,472           2,033           4,705           4,042
                                                                            ========        ========        ========        ========


* Per share data:
   Net income per weighted average shares outstanding ..............        $   3.13        $   2.57        $   5.97        $   5.12
                                                                            ========        ========        ========        ========

   Cash dividend paid per share ....................................        $      0        $      0        $      0        $      0
                                                                            ========        ========        ========        ========

   Book value per actual number of shares outstanding ..............        $  89.86        $  83.51        $  89.86        $  83.51
                                                                            ========        ========        ========        ========

   Weighted average number of shares outstanding ...................         788,538         789,241         788,538         789,241
                                                                            ========        ========        ========        ========

   Actual number of shares outstanding .............................         788,427         789,294         788,427         789,294
                                                                            ========        ========        ========        ========

*Adjusted for the effect of a 10% stock dividend issued during 2004.

                         CNB Corporation and Subsidiary
                 Consolidated Statements of Comprehensive Income
            (All Dollar Amounts, Except Per Share Data, in Thousands)
                                   (Unaudited)

                                                                                   Three Months                    Six Months
                                                                                      Ended                          Ended
                                                                                     June 30,                       June 30,
                                                                                     --------                       --------
                                                                               2005           2004            2005            2004
                                                                               ----           ----            ----            ----

Net Income ..........................................................        $ 2,472        $ 2,033         $ 4,705         $ 4,042
Other comprehensive income, net of tax

    Unrealized gains/(losses) on securities:

    Unrealized holding gains/(losses) during period .................            258         (3,219)         (1,412)         (2,764)

                                                                             -------        -------         -------         -------
Net Comprehensive Income/(Loss) .....................................        $ 2,730        $(1,186)        $ 3,293         $ 1,278
                                                                             =======        =======         =======         =======

                         CNB Corporation and Subsidiary
            Consolidated Statement of Changes in Stockholders' Equity
                        (All Dollar Amounts in Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                           2005           2004
                                                           ----           ----
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1 .................................     $  7,898      $  7,182
Issuance of Common Stock ...........................         None          None
                                                         --------      --------
Balance at end of period ...........................        7,898         7,182
                                                         --------      --------

Surplus:
Balance, January 1 .................................       43,543        34,801
Issuance of Common Stock ...........................         None          None
Gain on sale of Treasury stock .....................            0            14
                                                         --------      --------
Balance at end of period ...........................       43,543        34,815
                                                         --------      --------

Undivided profits:
Balance, January 1 .................................       15,559        20,113
Net Income .........................................        4,705         4,042
Cash dividends declared ............................         None          None
                                                         --------      --------
Balance at end of period ...........................       20,265        24,154
                                                         --------      --------

Net unrealized holding gains/(losses) on
  Available-for-sale securities:
Balance, January 1 .................................          734         2,631
Change in net unrealized gains/(losses) ............       (1,412)       (2,764)
                                                         --------      --------
Balance at end of period ...........................         (678)         (133)
                                                         --------      --------

Treasury stock:
Balance, January 1 .................................         (148)         (104)
  (1,129 shares in 2005; 837 shares in 2004)
Purchase of treasury stock .........................          (29)         (142)
Reissue of treasury stock ..........................            0           146
                                                         --------      --------
Balance at end of period ...........................         (178)         (100)
                                                         --------      --------
  (1,347 shares in 2005; 706 shares in 2004)
                                                         --------      --------
Total stockholders' equity .........................     $ 70,850      $ 65,918
                                                         ========      ========

Note:  Columns may not add due to rounding.

                         CNB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (All Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                                          For the Six months ended
                                                                                                                    June 30,
                                                                                                                    --------
                                                                                                              2005            2004
                                                                                                              ----            ----
OPERATING ACTIVITIES
  Net Income .....................................................................................        $  4,705         $  4,042
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization ................................................................             499              422
    Provision for loan losses ....................................................................             535              445
    Provision for deferred income taxes ..........................................................          (1,491)          (1,986)
    Gain on sale of investment securities ........................................................              (2)               0
    (Increase) decrease in accrued interest receivable ...........................................            (335)             (68)
    (Increase) decrease in other assets ..........................................................             406             (745)
    Increase in other liabilities ................................................................           2,178            1,873
                                                                                                          --------         --------

        Net cash provided by operating activities ................................................           6,495            3,983
                                                                                                          --------         --------

INVESTING ACTIVITIES
  Proceeds from sale of investment securities available for sale .................................           4,002                0
  Proceeds from maturities/calls of investment securities held to maturity .......................             220            2,641
  Proceeds from maturities/calls of investment securities available for sale .....................          12,196           46,148
  Purchase of investment securities available for sale ...........................................          (1,000)         (57,678)
  Net increase in federal funds sold .............................................................         (16,000)         (30,000)
  Net increase in loans ..........................................................................         (44,749)         (28,269)
  Premises and equipment expenditures ............................................................            (843)          (1,248)
                                                                                                          --------         --------

        Net cash used for investing activities ...................................................         (46,174)         (68,406)
                                                                                                          --------         --------

FINANCING ACTIVITIES
  Dividends paid .................................................................................          (3,352)          (2,870)
  Net increase in deposits .......................................................................          55,150           61,363
  Net increase (decrease) in securities sold under repurchase agreement ..........................          (5,204)           4,327
  Net increase (decrease) in other short-term borrowings .........................................          (1,661)             682
                                                                                                          --------         --------

        Net cash provided by financing activities ................................................          44,933           63,502
                                                                                                          --------         --------

        Net increase (decrease) in cash and due from banks .......................................           5,254             (921)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR .......................................................          25,793           25,021
                                                                                                          --------         --------

CASH AND DUE FROM BANKS, June 30, 2005 AND 2004 ..................................................        $ 31,047         $ 24,100
                                                                                                          ========         ========

CASH PAID FOR:
  Interest .......................................................................................        $  4,012         $  3,308
                                                                                                          ========         ========
  Income taxes ...................................................................................        $  1,778         $  2,072
                                                                                                          ========         ========

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, adjusted for a 10% stock dividend declared in September, 2004, resulting in 788,538 shares for the six-month period ended June 30, 2005 and 789,538 shares for the six-month period ended June 30, 2004.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. The average amount of these reserve balances for the six-month period ended June 30, 2005 and for the year ended December 31, 2004 were approximately $16,423 and $15,392, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $113,195 at June 30, 2005 and $99,580 at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2005 and at December 31, 2004.

                                                                                           June 30, 2005
                                                                                           -------------
                                                                                       (Dollars in Thousands)
                                                                 Book        Unrealized        Holding           Fair
                                                                 Value          Gains          Losses            Value      Yield(1)
                                                                 -----          -----          ------            -----      --------
AVAILABLE FOR SALE

  Federal agencies
    Within one year ...................................        $ 25,056        $    184        $     30        $ 25,210        5.02%
    One to five years .................................         150,794             228           2,027         148,995        3.45
                                                               --------        --------        --------        --------        ----
                                                                175,850             412           2,057         174,205        3.68
                                                               --------        --------        --------        --------        ----

  Mortgage Backed Securities
    Over ten years ....................................             797               -              39             758        3.62
                                                               --------        --------        --------        --------        ----

  State, county and municipal
    Within one year ...................................           1,345              15               -           1,360        6.39
    One to five years .................................          11,356             308               -          11,664        5.92
    Six to ten years ..................................           3,895             232               -           4,127        6.89
                                                               --------        --------        --------        --------        ----
                                                                 16,596             555               -          17,151        6.19
                                                               --------        --------        --------        --------        ----

  Other-CRA Qualified Investment Fund .................             331               -               -             331           -
                                                               --------        --------        --------        --------        ----

  Total available for sale ............................        $193,574        $    967        $  2,096        $192,445        3.89%
                                                               ========        ========        ========        ========        ====

HELD TO MATURITY

  State, county and municipal
    Within one year ...................................        $    865        $     11            $  -        $    876        7.49%
    One to five years .................................           3,435             153               -           3,588        7.27
                                                               --------        --------        --------        --------        ----
                                                                  4,300             164               -           4,464        7.31
                                                               --------        --------        --------        --------        ----

    Total held to maturity ............................        $  4,300        $    164             $ -        $  4,464        7.31%
                                                               ========        ========        ========        ========        ====

(1) Tax equivalent adjustment based on a 34% tax rate

As of June 30, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(678) as of June 30, 2005.

                                                                                  December 31, 2004
                                                                                  -----------------
                                                                                (Dollars in Thousands)
                                                                 Book            Unrealized     Holding          Fair
                                                                 Value           Gains          Losses           Value      Yield(1)
                                                                 -----           -----          ------           -----      --------
AVAILABLE FOR SALE

  Federal agencies
    Within one year ...................................        $ 22,082        $    354        $      -        $ 22,436        5.33%
    One to five years .................................         167,860             883             799         167,944        3.56
                                                               --------        --------        --------        --------        ----
                                                                189,942           1,237             799         190,380        3.76
                                                               --------        --------        --------        --------        ----

  State, county and municipal
    Within one year ...................................             480               1               -             481        5.33
    One to five years .................................          11,780             450               -          12,230        5.85
    Six to ten years ..................................           5,234             374               -           5,608        6.91
                                                               --------        --------        --------        --------        ----
                                                                 17,494             825               -          18,319        6.16
                                                               --------        --------        --------        --------        ----

  Mortgage Backed Securities
    Over ten years ....................................           1,013               -              40             973        3.62
                                                               --------        --------        --------        --------        ----

  Other-CRA Qualified Investment Fund .................             322               -               -             322           -
                                                               --------        --------        --------        --------        ----

  Total available for sale ............................        $208,771        $  2,062        $    839        $209,994        3.96%
                                                               ========        ========        ========        ========        ====

HELD TO MATURITY

  State, county and municipal
    Within one year ...................................        $    400        $      4        $      -        $    404        7.49%
    One to five years .................................           3,477             187               -           3,664        7.24
    Six to ten years ..................................             642              55               -             697        7.25
                                                               --------        --------        --------        --------        ----
                                                                  4,519             246               -           4,765        7.27
                                                               --------        --------        --------        --------        ----

    Total held to maturity ............................        $  4,519        $    246        $      -        $  4,765        7.27%
                                                               ========        ========        ========        ========        ====

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $734 as of December 31, 2004.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2005 and December 31, 2004 by major classification:



                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----

Real estate loans - mortgage .....................     $ 289,303      $ 262,543
                  - construction .................        43,807         39,525
Commercial and industrial loans ..................        76,272         66,184
Loans to individuals for household,
  family and other consumer expenditures .........        38,338         35,583
Agriculture ......................................         2,665          1,582
All other loans, including overdrafts ............         1,347          1,566
                                                       ---------      ---------
     Gross loans .................................       451,732        406,983
                                                       ---------      ---------
       Less allowance for loan losses ............        (5,602)        (5,104)
                                                       ---------      ---------
         Net loans ...............................     $ 446,130      $ 401,879
                                                       =========      =========

     Changes in the allowance for loan losses for the quarter ended and six-month period ended June 30, 2005 and 2004 and the year ended December 31, 2004 are summarized as follows:

                                                                         Quarter                   Six-Months
                                                                          Ended                       Ended                December,
                                                                         June 30,                     June 30,                 31,
                                                                         --------                     --------                 ---
                                                                     2005           2004          2005         2004           2004
                                                                     ----           ----          ----         ----           ----
Balance, beginning of period ................................      $ 5,339        $ 4,706       $ 5,104       $ 4,524       $ 4,524
                                                                   -------        -------       -------       -------       -------
Charge-offs:
   Commercial, financial, and agricultural ..................           17             63            87            72           281
   Real Estate - construction and mortgage ..................            2              0             3            17            22
   Loans to individuals .....................................           73             41           166           132           514
                                                                   -------        -------       -------       -------       -------
       Total charge-offs ....................................      $    92        $   104       $   256       $   221       $   817
                                                                   -------        -------       -------       -------       -------
Recoveries:
   Commercial, financial, and agricultural ..................      $     7        $    17       $    39       $    30       $    45
   Real Estate - construction and mortgage ..................           78              0            83             1             1
   Loans to individuals .....................................           20             32            97            82           196
                                                                   -------        -------       -------       -------       -------

       Total recoveries .....................................      $   105        $    49       $   219       $   113       $   242
                                                                   -------        -------       -------       -------       -------
Net charge-offs/(recoveries) ................................      $   (13)       $    55       $    37       $   108       $   575
                                                                   -------        -------       -------       -------       -------
Additions charged to operations .............................      $   250        $   210       $   535       $   445       $ 1,155
                                                                   -------        -------       -------       -------       -------
Balance, end of period ......................................      $ 5,602        $ 4,861       $ 5,602       $ 4,861       $ 5,104
                                                                   =======        =======       =======       =======       =======

Ratio of net charge-offs during the period
 to average loans outstanding during the period .............          .00%           .02%          .00%          .03%          .15%
                                                                   -------        -------       -------       -------       -------

The entire balance is available to absorb future loan losses.

At June 30, 2005 and December 31, 2004 loans on which no interest was being accrued totaled approximately $229 and $360, respectively and foreclosed real estate totaled $14 and $80 respectively; and loans 90 days past due and still accruing totaled $129 and $93, respectively.

OTHER INTEREST-BEARING ASSETS

As of June 30, 2005, the Company does not have any interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2005 and December 31, 2004 is summarized as follows:

                                                          June 30,  December 31,
                                                           2005         2004
                                                           ----         ----

Land and buildings ....................................   $20,734     $20,691
Furniture, fixtures and equipment .....................     7,236       6,824
Construction in progress ..............................       463          75
                                                          -------     -------
                                                          $28,433     $27,590

Less accumulated depreciation and amortization ........    10,461       9,962
                                                          -------     -------
                                                          $17,972     $17,628
                                                          =======     =======

     Depreciation and amortization of bank premises and equipment charged to operating expense was $249 and $499 for the quarter ended and six-month period ended June 30, 2005, respectively and $895 for the year ended December 31, 2004. The construction in process is primarily related to the construction of a new banking office in Pawleys Island, South Carolina. Land, construction and equipment costs are estimated at $1,750.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2005 and December 31, 2004, certificates of deposit of $100,000 or more included in time deposits totaled approximately $120,400 and $100,042, respectively. Interest expense on these deposits was approximately $824 and $1,452 for the quarter ended and the six-month period ended June 30, 2005, respectively and $2,046 for the year ended December 31, 2004.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2005 and December 31, 2004, securities sold under repurchase agreements totaled $28,746 and $33,950. Securities with a book value of $44,056 ($43,900 market value) and $38,711 ($39,178 market value), respectively, were used as collateral for the agreements. The weighted-average interest rate of these agreements was 1.88 percent and 1.43 percent at June 30, 2005 and December 31, 2004.

NOTE 8 - LINES OF CREDIT

     At June 30, 2005, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $7,000 under the arrangement at a variable interest rate. The note is secured by bonds with a market value of $3,979 at June 30, 2005. The amount outstanding under the note totaled $1,234 and $2,895 at June 30, 2005 and December 31, 2004, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $78,370 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB. There were no amounts outstanding under the agreement at June 30, 2005 and December 31, 2004.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended June 30, 2005 and June 30, 2004 on pretax income of $3,654 and $3,173 totaled $1,182 and $1,140, respectively. Income tax expense for the six-month periods ended June 30, 2005 and June 30, 2004 on pretax income of $6,999 and $6,114 totaled $2,294 and $2,072 respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors. A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. No material losses are anticipated in connection with any of these matters at June 30, 2005.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                         June 30, 2005
                                                         -------------
           Loan Commitments ..........................        $ 52,112
           Standby letters of credits ................           3,688

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred. The Board of Directors may also make discretionary contributions to the Plan. For the three-month and six-month periods ended June 30, 2005 and year ended December 31, 2004, $157, $311, and $595, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets. To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table. The Bank's actual capital ratios are also presented in the table below as of June 30, 2005:

                                                                                                                    To be
                                                                                                              well capitalized
                                                                                         For                    under prompt
                                                                                   Capital adequacy           corrective action
                                                                                      Purposes                    provisions
                                                              Actual                   Minimum                     Minimum
                                                              ------                   -------                     -------
                                                       Amount       Ratio        Amount        Ratio         Amount        Ratio
                                                       ------       -----        ------       -------        ------       ------

Total Capital (to risk weighted assets) ..........      $73,050       15.52%      37,664          8.0%       $47,080        10.0%

Tier I Capital (to risk weighted assets) .........       67,448       14.33       18,832          4.0         28,248         6.0

Tier I Capital (to average assets) ...............       67,448        9.60       28,090          4.0         35,112         5.0



NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                 June 30,
                                                                 --------
ASSETS                                                      2005           2004
------                                                      ----           ----
   Cash ..........................................        $ 4,043        $ 2,377
   Investment in subsidiary ......................         66,770         61,693
   Fixed Assets ..................................              -          1,811
   Other assets ..................................             37             37
                                                          -------        -------
                                                          $70,850        $65,918
                                                          =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liability ...............................        $     0        $     0
   Stockholders' equity ..........................         70,850         65,918
                                                          -------        -------
                                                          $70,850        $65,918
                                                          =======        =======


                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                  For the six-month period ended
                                                              June 30,
                                                              --------
                                                       2005             2004
                                                       ----             ----
EQUITY IN NET INCOME OF SUBSIDIARY .............      $ 4,766         $ 4,095
OTHER INCOME ...................................            0               0
OTHER EXPENSES .................................          (61)            (53)
                                                      -------         -------
   Net Income ..................................      $ 4,705         $ 4,042
                                                      =======         =======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report. In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2005 and for the three-month and six-month periods ending June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and
Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities. Loans have increased 15.7% from $390,303 at June 30, 2004 to $451,732 at June 30, 2005 and have increased as a percentage of total assets from 58.8% to 62.7% over the same period as loan demand has strengthened in our market. Securities and federal funds sold have decreased as a percentage of total assets from 33.9% at June 30, 2004 to 29.5% at June 30, 2005. This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits showed no change as a percentage of total assets from 18.6% at June 30, 2004 to 18.6% at June 30,
2005. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased slightly from 66.4% of total assets at June 30, 2004 to 66.7% at June 30, 2005 while securities sold under agreement to repurchase have decreased from 4.4% to 4.0% over the same period.

The following table sets forth the percentage relationship to total assets of significant component's of the corporation's balance sheets as of June 30, 2005 and 2004:

                                                                                                                   June 30,
                                                                                                                   --------
                                                                                                             2005             2004
                                                                                                             ----             ----
Assets:
   Earning assets:
   Loans .........................................................................................           62.7%            58.8%
   Investment securities .........................................................................             .6               .8
   Securities Available for Sale .................................................................           26.7             28.5
   Federal funds sold and securities purchased under agreement to resell .........................            2.2              4.6
                                                                                                            -----            -----
      Total earning assets .......................................................................           92.2             92.7
                                                                                                            -----            -----
   Other assets ..................................................................................            7.8              7.3
                                                                                                            -----            -----
      Total assets ...............................................................................          100.0%           100.0%
                                                                                                            -----            -----
Liabilities and stockholder's equity:
  Interest-bearing liabilities:
    Interest-bearing deposits ....................................................................           66.7%            66.4%
    Federal funds purchased and securities sold under agreement to repurchase ....................            4.0              4.4
    Other short-term borrowings ..................................................................             .2               .2
                                                                                                            -----            -----
        Total interest-bearing liabilities .......................................................           70.9             71.0
                                                                                                            -----            -----
          Noninterest-bearing deposits ...........................................................           18.6             18.6
    Other liabilities ............................................................................             .7               .5
    Stockholders' equity .........................................................................            9.8              9.9
                                                                                                            -----            -----
        Total liabilities and stockholders' equity ...............................................          100.0%           100.0%
                                                                                                            -----            -----

RESULTS OF OPERATION

CNB Corporation experienced earnings for the three-month periods ended June 30, 2005 and 2004 of $2,472 and $2,033, respectively, resulting in a return on average assets of 1.38% and 1.25% and a return on average stockholders' equity of 14.21% and 12.18%.

CNB Corporation experienced earnings for the six-month periods ended June 30, 2005 and 2004 of $4,705 and $4,042, respectively, resulting in a return on average assets of 1.34% and 1.27% and a return on average stockholders' equity of 13.66% and 12.17%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $56,899 or 8.6% from $664,171 at June 30, 2004 to $721,070 at June 30,
2005. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2005 and June 30, 2004:

                         CNB Corporation and Subsidiary
                              FINANCIAL HIGHLIGHTS
            (All Dollar Amounts, Except Per Share Data, in Thousands)

                                                                       Three-Month Period                 Six-Month Period
                                                                          Ended June 30,                   Ended June 30,

                                                                                          Percent                          Percent
                                                                                          Increase                         Increase
                                                                   2005         2004     (Decrease)    2005         2004  (Decrease)
                                                                   ----         ----     ----------    ----         ----  ----------
Net interest income after provision for
       loan losses .........................................       6,779        5,983        13.3%    13,274       11,765     12.8%
Income before income taxes .................................       3,654        3,173        15.2      6,999        6,114     14.5
Net Income .................................................       2,472        2,033        21.6      4,705        4,042     16.4
Per Share (1) ..............................................        3.13         2.57        21.8       5.97         5.12     16.6
Cash dividends declared ....................................           0            0         -            0            0      -
     Per Share (1) .........................................           0            0         -            0            0      -
Total assets ...............................................     721,070      664,171         8.6%   721,070      664,171      8.6
Total deposits .............................................     615,514      564,476         9.0    615,514      564,476      9.0
Loans ......................................................     451,732      390,303        15.7    451,732      390,303     15.7
Investment securities and securities available for sale ....     196,745      194,573         1.1    196,745      194,573      1.1
Stockholders' equity .......................................      70,850       65,918         7.5     70,850       65,918      7.5
    Book value per share (1) ...............................       89.86        83.52         7.6      89.86        83.52      7.6
Ratios (2):
Annualized return on average total assets ..................        1.38%        1.25%       10.4%      1.34%        1.27%     5.5%
Annualized return on average stockholders' equity ..........       14.21%       12.18%       16.7%     13.66%       12.17%    12.2%

(1)     Adjusted for the effect of a 10% stock dividend issued during 2004.

(2) For the three-month period ended June 30, 2005 and June 30, 2004, average total assets amounted to $719,078 and $652,757 with average stockholders' equity totaling $69,570 and $66,779, respectively. For the six-month periods ended June 30, 2005 and June 30, 2004, average total assets amounted to $702,286 and $638,536 with average stockholders' equity totaling $68,905 and $66,420 respectively.

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

The Bank has maintained net interest margins for the three-month period and six-month periods ended June 30, 2005, of 4.30% and 4.32%, respectively, and 4.18% and 4.21%, respectively, for the same periods in 2004, as compared to management's long-term target of 4.35%. Net interest margins have been compressed at the bank and industry-wide as we have experienced almost fifty year lows in market interest rates. We anticipate short-term interest rates to increase throughout 2005 which will enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 13.1% increase from $6,317 for the three-month period ended June 30, 2004 to $7,146 for the three-month period ended June 30, 2005. During the same period, total fully-tax-equivalent interest income increased by 19.5% from $7,967 to $9,519 and total interest expense increased by 43.8% from $1,650 to $2,373. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .12% from 4.18% for the three-month period ended June 30, 2004 to 4.30% for the three-month period ended June 30, 2005.

Fully-tax-equivalent net interest income showed a 12.7% increase from $12,460 for the six-month period ended June 30, 2004 to $14,044 for the six-month period ended June 30, 2005. During the same period, total fully-tax-equivalent interest income increased by 17.1% from $15,729 to $18,422 and total interest expense increased by 33.9% from $3,269 to $4,378. Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .11% from 4.21% for the six-month period ended June 30, 2004 to 4.32% for the six-month period ended June 30, 2005.

The tables on the following four pages present average balance sheets, average yield and interest earned on earning assets, and average rate and interest expense on interest bearing liabilities for the three-month and six-month periods ended June 30, 2005 and 2004, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2005 and 2004.

                         CNB Corporation and Subsidiary
                       Average Balances, Yields, and Rates
                             (Dollars in Thousands)


                                                             Three Months Ended 6/30/05               Three Months Ended 6/30/04
                                                             --------------------------               --------------------------
                                                                     Interest     Avg. Ann.                   Interest     Avg. Ann.
                                                          Avg.       Income/      Yield or         Avg.        Income/     Yield or
                                                         Balance    Expense(1)      Rate          Balance     Expense(1)      Rate
                                                         -------    ----------      ----          -------     ----------      ----
Assets:
   Earning assets:
      Loans, net of unearned income ..................   $441,049    $  7,349       6.67%          $385,100    $  5,927      6.16%
      Securities:
        Taxable ......................................    177,066       1,643       3.71            171,608       1,618      3.77
        Tax-exempt ...................................     21,447         343       6.40             21,757         364      6.69
      Federal funds sold and securities purchased under
        agreement to resell ..........................     25,874         184       2.84             25,884          58       .90
                                                         --------    --------                      --------    --------
          Total earning assets .......................    665,436       9,519       5.72            604,349       7,967      5.27
                                                                     --------                      --------    --------
    Other assets .....................................     53,642                                    48,408
                                                         --------                                  --------
          Total assets ...............................   $719,078                                  $652,757
                                                         ========                                  ========

Liabilities and stockholder equity
    Interest-bearing liabilities:
      Interest-bearing deposits ......................   $484,787       2,233       1.84           $439,516       1,583      1.44
      Federal funds purchased and securities sold under
        agreement to repurchase ......................     29,963         133       1.78             26,007          65      1.00
      Other short-term borrowings ....................        986           7       2.84              1,075           2       .74
                                                         --------    ---------                     --------     -------
          Total interest-bearing liabilities .........   $515,736    $  2,373       1.84           $465,598     $ 1,650      1.41
                                                         --------    --------                      --------     -------
    Noninterest-bearing deposits .....................    129,327                                   117,505
    Other liabilities ................................      4,445                                     1,875
    Stockholders' equity .............................     69,570                                    66,779
                                                         --------                                  --------
          Total liabilities and stockholders' equity .   $719,078                                  $652,757
                                                         ========                                  ========
    Net interest income as a percent of total
       earning assets ................................   $665,436    $  7,146       4.30           $604,349     $ 6,317      4.18
                                                         ========    ========                      ========     =======

(1)  Tax-equivalent adjustment based on a 34% tax rate               $    117                                   $   124
                                                                     ========                                   =======

Ratios:
Annualized return on average total assets ............                              1.38                                     1.25
Annualized return on average stockholders' equity ....                             14.21                                    12.18
Cash dividends declared as a percent of net income ...                                 0                                        0
Average stockholders' equity as a percent of:
  Average total assets ...............................                              9.67                                    10.23
  Average total deposits .............................                             11.33                                    11.99
  Average loans ......................................                             15.77                                    17.34
Average earning assets as a percent of
   average total assets ..............................                             92.54                                    92.58

                         CNB Corporation and Subsidiary
                       Average Balances, Yields, and Rates
                             (Dollars in Thousands)


                                                               Six Months Ended 6/30/05                 Six Months Ended 6/30/04
                                                               ------------------------                 ------------------------
                                                                     Interest     Avg. Ann.                   Interest     Avg. Ann.
                                                          Avg.       Income/      Yield or         Avg.        Income/     Yield or
                                                         Balance    Expense(1)      Rate          Balance     Expense(1)      Rate
                                                         -------    ----------      ----          -------     ----------      ----
Assets:
   Earning assets:
      Loans, net of unearned income ..................   $430,491    $ 14,152       6.57%          $377,400    $ 11,656      6.18%
      Securities:
        Taxable ......................................    179,716       3,332       3.71            168,071       3,234      3.85
        Tax-exempt ...................................     21,747         691       6.35             23,207         735      6.33
      Federal funds sold and securities purchased under
        agreement to resell ..........................     18,262         247       2.71             23,387         104       .89
                                                         --------    --------                      --------    --------
          Total earning assets .......................    650,216      18,422       5.67            592,065      15,729      5.31
                                                         --------    --------                      --------    --------
    Other assets .....................................     52,070                                    46,471
                                                         --------                                  --------
          Total assets ...............................   $702,286                                  $638,536
                                                         ========                                  ========

Liabilities and stockholder equity
    Interest-bearing liabilities:
      Interest-bearing deposits ......................   $468,904       4,088       1.74           $430,589       3,133      1.46
      Federal funds purchased and securities sold under
        agreement to repurchase ......................     33,505         279       1.67             26,040         132      1.01
      Other short-term borrowings ....................        939          11       2.34              1,046           4       .76
                                                         --------    --------                      --------    --------
          Total interest-bearing liabilities .........   $503,348    $  4,378       1.74           $457,675    $  3,269      1.43
                                                         --------    --------                      --------    --------
    Noninterest-bearing deposits .....................    125,834                                   111,078
    Other liabilities ................................      4,199                                     3,363
    Stockholders' equity .............................     68,905                                    66,420
                                                         --------                                  --------
          Total liabilities and stockholders' equity .   $702,286                                  $638,536
                                                         ========                                  ========
    Net interest income as a percent of total
       earning assets ................................   $650,216    $ 14,044       4.32           $592,065    $ 12,460      4.21
                                                         ========    ========                      ========    ========

(1)  Tax-equivalent adjustment based on a 34%
       tax rate ......................................               $    235                                  $    250
                                                                     ========                                  ========

Ratios:
Annualized return on average total assets ............                              1.34                                     1.27
Annualized return on average stockholders' equity ....                             13.66                                    12.17
Cash dividends declared as a percent of net income ...                                 0                                        0
Average stockholders' equity as a percent of:
  Average total assets ...............................                              9.81                                    10.40
  Average total deposits .............................                             11.59                                    12.26
  Average loans ......................................                             16.01                                    17.60
Average earning assets as a percent of
   average total assets ..............................                             92.59                                    92.72

                         CNB Corporation and Subsidiary
                          Rate/Volume Variance Analysis
                For the Three Months Ended June 30, 2005 and 2004
                             (Dollars in Thousands)

                                              Average      Average                                  Interest      Interest
                                              Volume        Volume     Yield/Rate    Yield/Rate   Earned/Paid   Earned/Paid
                                               2005          2004       2005 (1)      2004 (1)      2005 (1)      2004 (1)
                                               ----          ----       --------      --------      --------      --------
Earning Assets:
Loans ,  Net of unearned Income (2) ........  441,049       385,100        6.67%         6.16%         7,349        5,927
  Investment securities:
    Taxable ................................  177,066       171,608        3.71%         3.77%         1,643        1,618

    Tax-exempt .............................   21,447        21,757        6.40%         6.69%           343          364
  Federal funds sold and Securities
    purchased under agreement to resell ....   25,874        25,884        2.84%          .90%           184           58
                                             --------      --------       ------        ------       -------      -------

Total Earning Assets .......................  665,436       604,349        5.72%         5.27%         9,519        7,967
                                             ========      ========        =====         =====       =======      =======

Interest-bearing Liabilities:

  Interest-bearing deposits ................  484,787       439,516        1.84%         1.44%         2,233        1,583
  Federal funds purchased and securities
    sold under agreement to repurchase .....   29,963        26,007        1.78%         1.00%           133           65
  Other short-term borrowings ..............      986         1,075        2.84%          .74%             7            2
                                             --------      --------        -----        ------       -------      -------

Total Interest-bearing Liabilities .........  515,736       466,598        1.84%         1.41%         2,373        1,650
                                             --------      --------        -----         -----       -------      -------
Interest-free Funds Supporting
  Earning Assets ...........................  149,700       137,751
                                             --------      --------
Total Funds Supporting Earning Assets ......  665,436       604,349        1.42%         1.09%         2,373        1,650
                                             ========      ========        =====         =====        ======       ======

Interest Rate Spread .......................                               3.88%         3.86%
Impact of Non-interest-bearing Funds
  on Net Yield on Earning Assets ...........                                .42%          .32%
                                                                           -----         -----       -------      -------
Net Yield on Earning Assets ................                               4.30%         4.18%         7,146        6,317
                                                                           =====         =====       =======      =======
                                                                                       Change
                                                            Change        Change       Due to
                                                            Due to        Due to       Rate X
                                             Variance        Rate         Volume       Volume
                                             --------        ----         ------       ------
Earning Assets:
Loans, Net of unearned Income (2) ..........   1,422          491           862             69
  Investment securities:
    Taxable ................................      25          (26)                           -
                                                                             51
    Tax-exempt .............................     (21)         (16)           (5)             -
  Federal funds sold and Securities
    purchased under agreement to resell ....     126          126            -               -
                                             -------       ------         -----          -----

Total Earning Assets .......................   1,552          575           908             69
                                             =======       ======         =====          =====

Interest-bearing Liabilities:

  Interest-bearing deposits ................     650          439           163             48
  Federal funds purchased and securities
    sold under agreement to repurchase .....      68           51            10              7
  Other short-term borrowings ..............       5            5             -              -
                                             -------       ------         -----          -----

Total Interest-bearing Liabilities .........     723          495           173             55
                                             -------       ------         -----          -----
Interest-free  Funds Supporting
  Earning Assets

Total Funds Supporting Earning Assets ......     723          495           173             55
                                             =======       ======         =====          =====

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.

                         CNB Corporation and Subsidiary
                          Rate/Volume Variance Analysis
                 For the Six Months Ended June 30, 2005 and 2004
                             (Dollars in Thousands)

                                              Average      Average                                  Interest      Interest
                                              Volume        Volume     Yield/Rate    Yield/Rate   Earned/Paid   Earned/Paid
                                               2005          2004       2005 (1)      2004 (1)      2005 (1)      2004 (1)
                                               ----          ----       --------      --------      --------      --------
Earning Assets:
Loans, Net of unearned Income (2) .........   430,491       377,400        6.57%         6.18%        14,152       11,656
  Investment securities:
    Taxable ...............................   179,716       168,071        3.71%         3.85%         3,332        3,234
    Tax-exempt ............................    21,747        23,207        6.35%         6.33%           691          735
  Federal funds sold and Securities
    purchased under agreement to resell ...    18,262        23,387        2.71%          .89%           247          104
                                             --------      --------        ----          ----        -------      -------

Total Earning Assets ......................   650,216       592,065        5.67%         5.31%        18,422       15,729
                                             ========      ========        ====          ====        =======      =======
Interest-bearing Liabilities:

  Interest-bearing deposits ...............   468,904       430,589        1.74%         1.46%         4,088        3,133
  Federal funds purchased and securities
    sold under agreement to repurchase ....    33,505        26,040        1.67%         1.01%           279          132
  Other short-term borrowings .............       939         1,046        2.34%          .76%            11            4
                                             --------     ---------        ----          ----        -------      -------

Total Interest-bearing Liabilities ........   503,348       457,675        1.74%         1.43%         4,378        3,269
                                             --------     ---------        ----          ----        -------      -------

Interest-free  Funds Supporting
  Earning Assets ..........................   146,868       134,390
                                             --------     ---------
Total Funds Supporting Earning Assets .....   650,216       592,065        1.35%         1.10%         4,378        3,269
                                             ========     =========        ====          ====        =======      =======

Interest Rate Spread ......................                                3.93%         3.88%
Impact of Non-interest-bearing Funds
  on Net Yield on Earning Assets ..........                                 .39%          .33%
                                                                           ----          ----        -------
Net Yield on Earning Assets ...............                                4.32%         4.21%        14,044       12,460
                                                                           ====          ====        =======      =======
                                                                                        Change
                                                             Change        Change       Due to
                                                             Due to        Due to       Rate X
                                              Variance        Rate         Volume       Volume
                                              --------        ----         ------       ------
Earning Assets:
Loans, Net of unearned Income (2) .........     2,496          736         1,640            120
  Investment securities:
    Taxable ...............................        98         (117)          224             (9)
    Tax-exempt ............................       (44)           2           (46)           ---
  Federal funds sold and Securities
    purchased under agreement to resell ...       143          213           (23)           (47)
                                               ------       ------        ------            ---

Total Earning Assets ......................     2,693          834         1,795             64
                                               ======       ======        ======            ===

Interest-bearing Liabilities:

  Interest-bearing deposits ...............       955         603            280             72
  Federal funds purchased and securitie
    sold under agreement to repurchase ....       147          86             38             23
  Other short-term borrowings .............         7           8             (1)             -
                                               ------       -----         ------            ---

Total Interest-bearing Liabilities ........     1,109         697            317             95
                                               ------       -----         ------            ---
Interest-free  Funds Supporting
  Earning Assets

Total Funds Supporting Earning Assets .....     1,109          697           317             95
                                               ======       ======        ======           ====

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2) Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets

Provision for Loan Losses - It is the policy of the Bank to maintain the allowance for loan losses at the greater of 1.00% of net loans or the percentage based on a level to cover potential losses identified in the portfolio.

The provision for loan losses was $250 for the three-month period ended June 30, 2005 and $210 for the three-month period ended June 30, 2004. Net loan charge-offs/(recoveries) totaled $(13) for the three-month period ended June 30, 2005 and $55 for the same period in 2004.

The provision for loan losses was $535 for the six-month period ended June 30, 2005 and $445 for the six-month period ended June 30, 2004. Net loan charge-offs/(recoveries) totaled $37 for the six-month period ended June 30, 2005 and $108 for the same period in 2004.

The allowance for loan losses as a percentage of net loans was 1.26% at June 30, 2005 and June 30, 2004. The increased provisions during the three-month and six-month periods ended June 30, 2005 reflect the continued growth in the loan portfolio.

Securities Transactions - At June 30, 2005, December 31, 2004, and June 30, 2004 market value appreciation/(depreciation) in the investment portfolio totaled $(965), $1,469, and $22, respectively. As indicated, market values have decreased due to higher market interest rates in 2005. Security gains of $2 resulted from the sale of $4,000 in AFS securities during the first quarter of 2005 to supplement liquidity.

Other Income - Other income, net of any gains/losses on security transactions, increased by 3.3% from $1,626 for the three-month period ended June 30, 2004 to $1,679 for the three-month period ended June 30, 2005.

Other income, net of any gains/losses on security transactions, increased by 4.9% from $2,980 for the six-month period ended June 30, 2004 to $3,127 for the six-month period ended June 30, 2005.

This increase in the three-month and six-month period ended June 30, 2005 other income was due to higher merchant discount income, offset somewhat by slightly lower service charges on deposit accounts income.

Other Expenses - Other expenses increased by 8.3% from $4,436 for the three-month period ended June 30, 2004 to $4,804 for the three-month period ended June 30, 2005. The major components of other expenses are salaries and employee benefits which increased 13.3% from $2,682 to $3,039; occupancy expense which increased 8.8% from $603 to $656; and other operating expenses which decreased by 3.6% from $1,151 to $1,109.

Other expenses increased by 8.9% from $8,631 for the six-month period ended June 30, 2004 to $9,402 for the six-month period ended June 30, 2005. The major components of other expenses are salaries and employee benefits which increased 12.4% from $5,363 to $6,029; occupancy expense which increased 10.6% from $1,208 to $1,336; and other operating expense which decreased by 1.1% from $2,060 to $2,037.

The increase in the three-month period and six-month period ended June 30, 2005 salaries and employee benefits was due to normal pay increases and the increased costs of providing employee benefits, particularly health insurance coverage. In addition, in 2005 the Company began accruing year-end bonus awards to bank staff in the amount of $135 per quarter as these awards have increased in size over the past few years. Occupancy expense continues to grow due to the addition of new banking facilities and staff. Looking ahead, the construction, staffing, and equipping of a new banking office in Pawleys Island, South Carolina, expected to be competed in the fourth quarter of 2005, will add to future occupancy expenses.

Income Taxes - Provisions for income taxes increased 3.7% from $1,140 for the three-month period ended June 30, 2004 to $1,182 for the three-month period ended June 30, 2005. Income before income taxes less interest on tax-exempt investment securities increased by 16.9% from $2,933 for the three-month period ended June 30, 2004 to $3,428 for the same period in 2005. State tax liability increased as income before income taxes increased 15.2% from $3,173 to $3,654 during the same period.

Provisions for income taxes increased 10.7% from $2,072 for the six-month period ended June 30, 2004 to $2,294 for the six-month period ended June 30, 2005. Income before income taxes less interest on tax-exempt investment securities increased by 16.2% from $5,629 for the six-month period ended June 30, 2004 to $6,543 for the same period in 2005 and state tax liability increased as income before income taxes increased 14.5% from $6,114 to $6,999 during the same period.

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

CAPITAL RESOURCES

Total stockholders' equity was $70,850 and $67,585 at June 30, 2005 and December 31, 2004 representing 9.83% and 10.06% of total assets, respectively. At June 30, 2005, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS). Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

Item 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has material affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
See Note 10 of the Notes to Consolidated Interim Financial statements for a discussion of legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of shareholders of CNB Corporation was held in the Conway Banking Office of The Conway National Bank at 1411 Fourth Avenue, Conway, South Carolina, at 4:15 p.m., Conway, South Carolina time, on May 10, 2005.

The purpose of the Annual Meeting was to: (1) elect four Directors; and (2) ratify the appointment of Elliott, Davis, LLC as the Company's independent registered public accountants for the fiscal year ending December 31, 2005 and the result of the vote was as follows:

1.   Election of Directors:

      Name                      Votes For    Votes Withheld   Broker Non-Votes
      ----                      ---------    --------------   ----------------

Harold G. Cushman, Jr .......    563,264          2,281            0
H. Buck Cutts ...............    563,264          2,281            0
Robert P Hucks ..............    563,264          2,281            0
Howard B. Smith, III ........    563,264          2,281            0


The following directors' terms continued after the annual meeting: Willis J. Duncan, W. Jennings Duncan, James W. Barnette, Jr., Paul R. Dusenbury, and Richard M. Lovelace, Jr.. Regrettably, John K. Massey passed away on March 18, 2005. On June 14, 2005, the Board of Directors appointed and elected William R. Benson to fill the vacancy on the Board of Directors of CNB due to the death of Mr. Massey.

2.   Ratification of Appointment of Elliott Davis, LLC:

              Votes For          Against         Abstain      Broker Non-Votes
              ---------          -------         -------      ----------------
               565,545             0                0                0



Item 5.  OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on Form 8-K during the six-month period ended June 30, 2005 that was not so disclosed.


Item 6.  EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

  3.1     By-Laws of CNB Corporation as amended June 14, 2005.

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




                               CNB Corporation
                               (Registrant)

                               s/Paul R. Dusenbury
                               ---------------------------------------------
                               Paul R. Dusenbury
                               Executive Vice President
                               Treasurer and Chief Financial Officer








Date:  August 9, 2005