Form 10-Q
period 2005-09-30
CNB CORP /SC/
filed 2005-11-09
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-24523

CNB Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-0792402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Third Avenue, Conway, South Carolina	29526
(Address of principal executive offices)	(Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes    X   .  No        .

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No   X   .

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date:  788,405 shares of common stock, par value $10 per share,  October  31, 2005.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2005, December 31, 2004 and September 30, 2004	2

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2005 and 2004	3

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25-26
Item 6. Exhibits	26
SIGNATURE	27

Forward-Looking Statements

     Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that the company's expectations, beliefs, estimates or projections will result or be achieved or accomplished.

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:	September 30,	December 31,	September 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 34,823	$ 25,793	$ 30,805
Investment Securities	4,120	4,519	5,150
(Fair values of $4,260 at September 30, 2005, $4,765 at December 31, 2004, and $5,435 at September 30, 2004)
Securities Available for Sale	184,880	209,994	198,486
(Amortized cost of $186,519 at September 30, 2005,
$208,771 at December 31, 2004, and $195,965 at
September 30, 2004)
Federal Funds sold and securities purchased under
agreement to resell	35,000	-	28,000
Loans:
Total loans	479,225	406,983	395,006
Less allowance for possible loan losses	(5,790)	(5,104)	(4,888)
Net loans	473,435	401,879	390,118
Bank premises and equipment	18,892	17,628	17,629
Other assets	13,421	11,756	10,205
Total assets	$764,571	$671,569	$680,393

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 143,381	$ 118,580	$ 127,465
Interest-bearing	505,523	441,784	445,509
Total deposits	648,904	560,364	572,974
Federal funds purchased and securities sold under
agreement to repurchase	33,914	33,950	32,700
Other short-term borrowings	3,248	2,895	1,541
Other liabilities	5,234	6,775	3,233
Total liabilities	691,300	603,984	610,448

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2005 and 2004; issued
789,774 in 2005 and 2004
Surplus	43,543	43,543	43,541
Undivided Profits	22,993	15,558	17,137
Net Unrealized Holding Gains (Losses)	(983)	734	1,513
on Available-For-Sale Securities
Less: Treasury stock	(180)	(148)	(144)
Total stockholders' equity	73,271	67,585	69,945
Total liabilities and stockholders' equity	$764,571	$671,569	$680,393

CNB Corporation and Subsidiary Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$ 8,127	$ 6,177	$ 22,279	$ 17,833
Interest on investment securities:
Taxable investment securities	1,619	1,659	4,951	4,893
Tax-exempt investment securities	220	249	676	734
Interest on federal funds sold and securities purchased under agreement to resell	276	106	523	210
Total interest income	10,242	8,191	28,429	23,670
Interest Expense:
Interest on deposits	2,713	1,674	6,801	4,807
Interest on federal funds purchased and securities
sold under agreement to repurchase	166	97	445	229
Interest on other short-term borrowings	9	3	20	7

Total interest expense	2,888	1,774	7,266	5,043
Net interest income	7,354	6,417	21,163	18,627
Provision for loan losses	265	315	800	760

Net interest income after provision for loan losses	7,089	6,102	20,363	17,867
Other income:
Service charges on deposit accounts	838	875	2,538	2,634
Gains on sale of securities available-for-sale	0	0	2	0
Other operating income	960	931	2,385	2,152
Total other income	1,798	1,806	4,925	4,786

Other expenses:
Salaries and employee benefits	3,050	2,692	9,079	8,055
Occupancy expense	668	614	2,004	1,822
Other operating expenses	1,134	1,200	3,171	3,260
Total operating expenses	4,852	4,506	14,254	13,137
Income before income taxes	4,035	3,402	11,034	9,516
Income tax provision	1,305	935	3,599	3,007
Net income	2,730	2,467	7,435	6,509

Net income per weighted average share outstanding	$ 3.46	$ 3.13	$ 9.43	$ 8.25

Cash dividend declared per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 92.94	$ 88.69	$ 92.94	$ 88.69

Weighted average number of shares outstanding	788,497	789,124	788,497	789,124

Actual number of shares outstanding	788,411	788,664	788,411	788,664

CNB Corporation and Subsidiary Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$ 2,730	$ 2,467	$ 7,435	$ 6,509
Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	(305)	1,646	(1,717)	(1,118)

Net Comprehensive Income/(Loss)	$ 2,425	$ 4,113	$ 5,718	$ 5,391

CNB Corporation and Subsidiary Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2005	2004
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,182
Issuance of Common Stock	None	None
Stock Dividend	None	716
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,543	34,801
Issuance of Common Stock	None	None
Stock Dividend	None	8,726
Gain on sale of Treasury stock	0	14
Balance at end of period	43,543	43,541

Undivided profits:
Balance, January 1	15,559	20,113
Net Income	7,435	6,509
Stock Dividend	None	(9,485)
Cash dividends declared	None	None
Balance at end of period	22,993	17,137

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	734	2,631
Change in net unrealized gains/(losses)	(1,717)	(1,118)
Balance at end of period	(983)	1,513

Treasury stock:
Balance, January 1	(148)	(104)
(1,129 shares in 2005; 837 shares in 2004)
Purchase of treasury stock	(32)	(186)
Reissue of treasury stock	0	146
Balance at end of period	(180)	(144)
(1,363 shares in 2005; 1,110 shares in 2004)
	_______	_______
Total stockholders' equity	$73,271	$69,945

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net Income	$ 7,435	$ 6,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	747	630
Provision for loan losses	800	760
Provision for deferred income taxes	(1,747)	(1,154)
Gain on sale of investment securities	(2)	0
(Increase) decrease in accrued interest receivable	(347)	129
(Increase) decrease in other assets	429	(817)
Increase in other liabilities	2,810	596

Net cash provided by operating activities	10,125	6,653

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	4,002	0
Proceeds from maturities/calls of investment securities held to maturity	399	2,931
Proceeds from maturities/calls of investment securities available for sale	19,252	54,519
Purchase of investment securities available for sale	(1,000)	(72,658)
Net increase in federal funds sold	(35,000)	(27,000)
Net increase in loans	(72,242)	(32,972)
Premises and equipment expenditures	(2,011)	(1,191)

Net cash used for investing activities	(86,600)	(76,371)

FINANCING ACTIVITIES
Dividends paid	(3,352)	(2,870)
Net increase in deposits	88,540	69,861
Net increase (decrease) in securities sold under repurchase agreement	(36)	7,940
Net increase (decrease) in other short-term borrowings	353	571

Net cash provided by financing activities	85,505	75,502

Net increase (decrease) in cash and due from banks	9,030	5,784

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	25,793	25,021

CASH AND DUE FROM BANKS, September 30, 2005 AND 2004	$34,823	$30,805

CASH PAID FOR:
Interest	$ 6,695	$ 5,077
Income taxes	$ 3,026	$ 2,941

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 788,497 shares for the nine-month period ended September 30, 2005 and 789,124 shares for the nine-month period ended September 30, 2004.

 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 were approximately $17,067 and $15,392, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $116,480 at September 30, 2005 and $99,580 at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2005 and at December 31, 2004.

	September 30, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 27,038	$ 110	$ 107	$ 27,041	4.36%
One to five years	141,774	121	2,213	139,682	3.46
	168,812	231	2,320	166,723	3.60

Mortgage Backed Securities
Over ten years	785	-	38	747	3.62

State, county and municipal
Within one year	2,313	10	-	2,323	5.50
One to five years	10,835	290	-	11,125	6.13
Six to ten years	3,440	188	-	3,628	6.85
	16,588	488	-	17,076	6.19

Other-CRA Qualified Investment Fund	334	-	-	334	-

Total available for sale	$186,519	$ 719	$2,358	$184,880	3.83%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 11	$ -	$ 946	7.55%
One to five years	3,185	129	-	3,314	7.20
	4,120	140	-	4,260	7.28

Total held to maturity	$ 4,120	$ 140	$ -	$ 4,260	7.28%

(1) Tax equivalent adjustment based on a 34% tax rate

As of September 30, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(983) as of September 30, 2005.  The unrealized losses on investment securities are not considered to be other than temporary because the Bank has the ability and intent to hold the securities until the value recovers or the securities mature.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2005 and December 31, 2004 by major classification:

	September 30,	December 31,
	2005	2004

Real estate loans - mortgage	$ 303,358	$ 262,543
- construction	45,611	39,525
Commercial and industrial loans	86,713	66,184
Loans to individuals for household,
family and other consumer expenditures	39,998	35,583
Agricultural	2,192	1,582
All other loans, including overdrafts	1,353	1,566
Gross loans	479,225	406,983
Less allowance for loan losses	(5,790)	(5,104)
Net loans	$ 473,435	$ 401,879

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarter ended and nine-month period ended September 30, 2005 and 2004 and the year ended December 31, 2004 are summarized as follows:

	Quarter Ended Nine-Months Ended
	September 30, September 30, December 31,
	2005	2004	2005	2004	2004

Balance, beginning of period	$ 5,602	$ 4,861	$ 5,104	$ 4,524	$ 4,524
Charge-offs:
Commercial, financial, and agricultural	25	106	112	178	281
Real Estate - construction and mortgage	0	0	3	17	22
Loans to individuals	111	208	277	340	514
Total charge-offs	$ 136	$ 314	$ 392	$ 535	$ 817
Recoveries:
Commercial, financial, and agricultural	$ 32	$ 9	$ 71	$ 39	$ 45
Real Estate - construction and mortgage	0	0	83	1	1
Loans to individuals	27	17	124	99	196
Total recoveries	$ 59	$ 26	$ 278	$ 139	$ 242
Net charge-offs/(recoveries)	$ 77	$ 288	$ 114	$ 396	$ 575
Additions charged to operations	$ 265	$ 315	$ 800	$ 760	$ 1,155
Balance, end of period	$ 5,790	$ 4,888	$ 5,790	$ 4,888	$ 5,104

Ratio of net charge-offs during the period
to average loans outstanding during the period	.02%	.07%	.03%	.10%	.15%

The entire balance is available to absorb future loan losses.

At September 30, 2005 and December 31, 2004 loans on which no interest was being accrued totaled approximately $339 and $360, respectively and foreclosed real estate totaled $14 and $80 respectively; and loans 90 days past due and still accruing totaled $402 and $93, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30,	December 31,
	2005	2004

Land and buildings	$ 20,737	$ 20,691
Furniture, fixtures and equipment	7,848	6,824
Construction in progress	1,016	75
	$ 29,601	$ 27,590

Less accumulated depreciation and amortization	10,709	9,962
	$ 18,892	$ 17,628

     Depreciation and amortization of bank premises and equipment charged to operating expense was $248 and $747 for the quarter ended and nine-month period ended September 30, 2005, respectively and $895 for the year ended December 31, 2004.  The construction in process is primarily related to the construction of a new banking office in Pawleys Island, South Carolina.  Land, construction and equipment costs are estimated at $1,750.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At September 30, 2005 and December 31, 2004, certificates of deposit of $100 or more included in time deposits totaled approximately $131,523 and $100,042, respectively.  Interest expense on these deposits was approximately $1,025 and $2,477 for the quarter ended and the nine-month period ended September 30, 2005, respectively and $2,046 for the year ended December 31, 2004.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2005 and December 31, 2004, securities sold under repurchase agreements totaled $33,914 and $33,950. Securities with a book value of $44,054 ($43,764 market value) and $38,711 ($39,178 market value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 2.18 percent and 1.43 percent at September 30, 2005 and December 31, 2004.

NOTE 8 - LINES OF CREDIT

     At September 30, 2005, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $27,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,970 at September 30, 2005.  The amount outstanding under the note totaled $3,248 and $2,895 at September 30, 2005 and December 31, 2004, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $97,407 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no amounts outstanding under the agreement at September 30, 2005 and December 31, 2004.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended September 30, 2005 and September 30, 2004 on pretax income of $4,035 and $3,402 totaled $1,305 and $935, respectively.  Income tax expense for the nine-month periods ended September 30, 2005 and September 30, 2004 on pretax income of $11,034 and $9,516 totaled $3,599 and $3,007 respectively.  The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports on Form 10-K.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2005.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2005 and year ended December 31, 2004, $158, $469, and $595, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Company's actual capital ratios are also presented in the table below as of September 30, 2005:

To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$80,044	16.03%	39,942	8.0%	$49,928	10.0%

Tier I Capital (to risk weighted assets)	74,254	14.87	19,971	4.0	29,957	6.0

Tier I Capital (to average assets)	74,254	10.34	28,715	4.0	35,894	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	September 30,
ASSETS	2005	2004
Cash	$ 4,041	$ 4,101
Investment in subsidiary	69,194	65,807
Other assets	36	37
	$ 73,271	$ 69,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	73,271	69,945
	$ 73,271	$ 69,945

CONDENSED STATEMENTS OF INCOME (Unaudited)
	For the nine-month period ended September 30,
	2005	2004
EQUITY IN NET INCOME OF SUBSIDIARY	$ 7,495	$ 6,563
OTHER INCOME	1	0
OTHER EXPENSES	(61)	(54)
Net Income	$ 7,435	$ 6,509

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ending September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 21.3% from $395,006 at September 30, 2004 and 17.8% from $406,983 at December 31, 2004 to $479,225 at September 30, 2005.  Loans increased as a percentage of total assets from 58.0% at September 30, 2004 and 60.6% at December 31, 2004 to 62.7% at September 30, 2005 as loan demand has strengthened in our market.  Securities and federal funds sold have decreased as a percentage of total assets from 34.1% at September 30, 2004 and 32.0% at December 31, 2004 to 29.3% at September 30, 2005.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 18.7% at September 30, 2004 and from 17.7% at December 31, 2004 to 18.8% at September 30, 2005. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 65.5% of total assets at September 30, 2004 and from 65.8% at December 31, 2004 to 66.1% at September 30, 2005 while securities sold under agreement to repurchase have decreased from 4.8% and 5.1% to 4.4% for these same periods, respectively.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheets as of September 30, 2005, December 31, 2004, and September 30, 2004:

	September 30,	December 31,	September 30,
	2005	2004	2004
Assets:
Earning assets:
Loans	62.7%	60.6%	58.0%
Investment securities	.5	.7	.8
Securities Available for Sale	24.2	31.3	29.2
Federal funds sold and securities purchased under agreement to resell	4.6	.0	4.1
Total earning assets	92.0	92.6	92. 1
Other assets	8.0	7.4	7.9
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing deposits	66.1%	65.8%	65.5%
Federal funds purchased and securities sold under agreement to repurchase	4.4	5.1	4.8
Other short-term borrowings	.4	.4	.2
Total interest-bearing liabilities	70.9	71.3	70.5
Noninterest-bearing deposits	18.8	17.7	18.7
Other liabilities	.7	.9	.5
Stockholders' equity	9.6	10.1	10.3
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

CNB Corporation experienced earnings for the three-month period ended September 30, 2005 and 2004 of $2,730 and $2,467, respectively, resulting in an annualized return on average assets of 1.46% and 1.47% and an annualized return on average stockholders' equity of 15.14% and 14.50%.

CNB Corporation experienced earnings for the nine-month period ended September 30, 2005 and 2004 of $7,435 and $6,509, respectively, resulting in an annualized return on average assets of 1.38% and 1.34% and an annualized return on average stockholders' equity of 14.16% and 12.96%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support the growth in total assets. Total assets have increased $84,178 or 12.4% from $680,393 at September 30, 2004 to $764,571 at September 30, 2005. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2005 and September 30, 2004:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Nine-Month Period Ended Sept. 30, Ended Sept. 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)

	2005	2004		2005	2004
Net interest income after provision for loan losses	7,089	6,102	16.2%	20,363	17,867	14.0%
Income before income taxes	4,035	3,402	18.6	11,034	9,516	16.0
Net Income	2,730	2,467	10.7	7,435	6,509	14.2
Per Share	3.46	3.13	10.5	9.43	8.25	14.3
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	764,571	680,393	12.4%	764,571	680,393	12.4%
Total deposits	648,904	572,974	13.3	648,904	572,974	13.3
Loans	479,225	395,006	21.3	479,225	395,006	21.3
Investment securities and securities available for sale	189,000	203,636	(7.2)	189,000	203,636	(7.2)
Stockholders' equity	73,271	69,945	4.8	73,271	69,945	4.8
Book value per share	92.94	88.69	4.8	92.94	88.69	4.8
Ratios (1):
Annualized return on average total assets	1.46%	1.47%	(.7)%	1.38%	1.34%	3.0%
Annualized return on average stockholders' equity	15.14%	14.50%	4.4%	14.16%	12.96%	9.3%

(1)

For the three-month period ended September 30, 2005 and September 30, 2004, average total assets amounted to $749,074 and $672,538 with average stockholders' equity totaling $72,148 and $68,076, respectively.  For the nine-month period ended September 30, 2005 and September 30, 2004, average total assets amounted to $717,882 and $649,870 with average stockholders' equity totaling $69,986 and $66,972 respectively.

NET INCOME

Net Interest Income- Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and securities, and interest paid on deposits and borrowed funds.  Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

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

The Bank has maintained net interest margins for the three-month period and nine-month periods ended September 30, 2005, of 4.33% and 4.32%, respectively, and 4.20% and 4.21%, respectively, for the same periods in 2004, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed at the bank and industry-wide as we have recently experienced almost fifty-year lows in market interest rates.  However, the Federal Reserve's Open Market Committee has increased its target federal funds rate 200 basis points since September 30, 2004, and we anticipate short-term interest rates will continue to increase in the latter part of  2005, which we expect will enhance our earnings potential through a wider net interest margin.

Fully-tax-equivalent net interest income showed a 14.0% increase from $6,565 for the three-month period ended September 30, 2004 to $7,486 for the three-month period ended September 30, 2005. During the same period, total fully-tax-equivalent interest income increased by 24.4% from $8,339 to $10,374 and total interest expense increased by 62.8% from $1,774 to $2,888.  Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .13% from 4.20% for the three-month period ended September 30, 2004  to 4.33% for the three-month period ended September 30, 2005.

Fully-tax-equivalent net interest income showed a 13.2% increase from $19,025 for the nine-month period ended September 30, 2004 to $21,530 for the nine-month period ended September 30, 2005. During the same period, total fully-tax-equivalent interest income increased by 19.6% from $24,068 to $28,796 and total interest expense increased by 44.1% from $5,043 to $7,266.  Fully-tax-equivalent net interest income as a percentage of total earning assets has shown an increase of .11% from 4.21% for the nine-month period ended September 30, 2004 to 4.32% for the nine-month period ended September 30, 2005.

The tables on the following four pages present selected financial data and an analysis of net interest income.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 9/30/05			Three Months Ended 9/30/04
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income(2)(3)	$463,140	$ 8,146	7.04%	$393,807	$ 6,197	6.29%
Securities:
Taxable	174,340	1,619	3.71	176,309	1,659	3.76
Tax-exempt	21,264	333	6.26	22,757	377	6.63
Federal funds sold and securities purchased under
agreement to resell	33,088	276	3.34	32,165	106	1.32
Total earning assets	691,832	10,374	6.00	625,038	8,339	5.34
Other assets	57,242			47,500
Total assets	$749,074			$672,538

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$501,538	2,713	2.16	$440,555	1,674	1.52
Federal funds purchased and securities sold under
agreement to repurchase	30,925	166	2.15	30,114	97	1.29
Other short-term borrowings	1,254	9	2.87	1,160	3	1.03
Total interest-bearing liabilities	$533,717	$ 2,888	2.16	$471,829	$ 1,774	1.50
Noninterest-bearing deposits	138,128			129,009
Other liabilities	5,081			3,624
Stockholders' equity	72,148			68,076
Total liabilities and stockholders' equity	$749,074			$672,538
Net interest income as a percent of total
earning assets	$691,832	$ 7,486	4.33	$625,038	$ 6,565	4.20

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 132			$ 148

(2) Includes non-accruing loans which do not have a material effect.

(3) Loan interest income includes loan fees which is not material to total loan interest income.

Ratios:
Annualized return on average total assets			1.46			1.47
Annualized return on average stockholders' equity			15.14			14.50
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.63			10.12
Average total deposits			11.28			11.95
Average loans			15.58			17.29
Average earning assets as a percent of
average total assets			92.36			92.94

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Nine Months Ended 9/30/05			Nine Months Ended 9/30/04
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income(2)(3)	$441,374	$ 22,298	6.74%	$382,869	$ 17,853	6.22%
Securities:
Taxable	177,924	4,951	3.71	170,817	4,893	3.82
Tax-exempt	21,586	1,024	6.33	23,057	1,112	6.43
Federal funds sold and securities purchased under
agreement to resell	23,204	523	3.01	26,313	210	1.06
Total earning assets	664,088	28,796	5.78	603,056	24,068	5.32
Other assets	53,794			46,814
Total assets	$717,882			$649,870

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$479,782	6,801	1.89	$433,911	4,807	1.48
Federal funds purchased and securities sold under
agreement to repurchase	32,645	445	1.82	27,398	229	1.11
Other short-term borrowings	1,044	20	2.55	1,084	7.86
Total interest-bearing liabilities	$513,471	$ 7,266	1.89	$462,393	$ 5,043	1.45
Noninterest-bearing deposits	129,932			117,055
Other liabilities	4,493			3,450
Stockholders' equity	69,986			66,972
Total liabilities and stockholders' equity	$717,882			$649,870
Net interest income as a percent of total
earning assets	$664,088	$ 21,530	4.32	$603,056	$ 19,025	4.21

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 367			$ 398

(2) Includes non-accruing loans which do not have a material effect.

(3) Loan interest income includes loan fees which is not material to total loan interest income.

Ratios:
Annualized return on average total assets			1.38			1.34
Annualized return on average stockholders' equity			14.16			12.96
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.75			10.31
Average total deposits			11.48			12.16
Average loans			15.86			17.49
Average earning assets as a percent of
average total assets			92.51			92.80

19

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Three Months Ended September 30, 2005 and 2004 (Dollars in Thousands)

	Average	Average	Annualized	Annualized	Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2005	2004	2005 (1)	2004 (1)	2005 (1)	2004 (1)	Variance	Rate(2)	Volume(2)
Earning Assets:
Loans , Net of unearned Income (3)(4)	463,140	393,807	7.04%	6.29%	8,146	6,197	1,949	859	1,090
Investment securities:
Taxable	174,340	176,309	3.71%	3.76%	1,619	1,659	(40)	(22)	(18)
Tax-exempt	21,264	22,757	6.26%	6.63%	333	377	(44)	(19)	(25)
Federal funds sold and securities
purchased under agreement to resell	33,088	32,165	3.34%	1.32%	276	106	170	167	3

Total Earning Assets	691,832	625,038	6.00%	5.34%	10,374	8,339	2,035	985	1,050

Interest-bearing Liabilities:

Interest-bearing deposits	501,538	440,555	2.16%	1.52%	2,713	1,674	1,039	807	232
Federal funds purchased and securities
sold under agreement to repurchase	30,925	30,114	2.15%	1.29%	166	97	69	66	3
Other short-term borrowings	1,254	1,160	2.87%	1.03%	9	3	6	6	0

Total Interest-bearing Liabilities	533,717	471,829	2.16%	1.50%	2,888	1,774	1,114	879	235
Interest-free Funds Supporting
Earning Assets	158,115	153,209

Total Funds Supporting Earning Assets	691,832	625,038	1.67%	1.14%	2,888	1,774	1,114	879	235

Interest Rate Spread			3.84%	3.84%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.49%	.36%
Net Yield on Earning Assets			4.33%	4.20%	7,486	6,565

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Change due to rate is calculated by applying change in yield/rate to the current period's average volume.
       Change due to volume is calculated by applying change in average volume to the previous period's yield/rate.
(3)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(4)  Interest earned on loans includes loan fees which is not material to total loan interest income.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2005 and 2004 (Dollars in Thousands)

	Average	Average	Annualized	Annualized	Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2005	2004	2005 (1)	2004 (1)	2005 (1)	2004 (1)	Variance	Rate(2)	Volume(2)
Earning Assets:
Loans, Net of unearned Income (3)(4)	441,374	382,869	6.74%	6.22%	22,298	17,853	4,445	1,716	2,729
Investment securities:
Taxable	177,924	170,817	3.71%	3.82%	4,951	4,893	58	(146)	204
Tax-exempt	21,586	23,057	6.33%	6.43%	1,024	1,112	(88)	(17)	(71)
Federal funds sold and securities
purchased under agreement to resell	23,204	26,313	3.01%	1.06%	523	210	313	338	(25)

Total Earning Assets	664,088	603,056	5.78%	5.32%	28,796	24,068	4,728	1,891	2,837

Interest-bearing Liabilities:

Interest-bearing deposits	479,782	433,911	1.89%	1.48%	6,801	4,807	1,994	1,485	509
Federal funds purchased and securities
sold under agreement to repurchase	32,645	27,398	1.82%	1.11%	445	229	216	172	44
Other short-term borrowings	1,044	1,084	2.55%	.86%	20	7	13	13	0

Total Interest-bearing Liabilities	513,471	462,393	1.89%	1.45%	7,266	5,043	2,223	1,670	553
Interest-free Funds Supporting
Earning Assets	150,617	140,663

Total Funds Supporting Earning Assets	664,088	603,056	1.46%	1.11%	7,266	5,043	2,223	1,670	553

Interest Rate Spread			3.89%	3.87%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.43%	.34%
Net Yield on Earning Assets			4.32%	4.21%	21,530	19,025

(1)  Tax-equivalent adjustment based on a 34% tax rate.
(2)  Change due to rate is calculated by applying change in yield/rate to the current period's average volume.
       Change due to volume is calculated by applying change in average volume to the previous period's yield/rate.
(3)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(4)  Interest earned on loans includes loan fees which is not material to total loan interest income.

                                                                                                                                                              -21-

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the Bank to maintain the allowance for loan losses at the greater of 1.00% of net loans or the percentage deemed appropriate by management to cover estimated losses inherent in the portfolio.

The provision for loan losses was $265 for the three-month period ended September 30, 2005 and $315 for the three-month period ended September 30, 2004.  Net loan charge-offs/(recoveries) totaled $77 for the three-month period ended September 30, 2005 and $288 for the same period in 2004.

The provision for loan losses was $800 for the nine-month period ended September 30, 2005 and $760 for the nine-month period ended September 30, 2004.  Net loan charge-offs/(recoveries) totaled $114 for the nine-month period ended September 30, 2005 and $396 for the same period in 2004.

The allowance for loan losses as a percentage of net loans was 1.22% at September 30, 2005 and 1.25% at September 30, 2004.  The increased provision during the nine-month period ended September 30, 2005 reflects the continued growth in the loan portfolio.

Securities - At September 30, 2005, December 31, 2004, and September 30, 2004 market value appreciation/(depreciation) in the investment portfolio totaled $(1,499), $1,469, and $2,806 respectively.  As indicated, market values have decreased due to higher market interest rates in 2005.  Security gains of $2 resulted from the sale of $4,000 in available-for-sale securities during the first quarter of 2005 to supplement liquidity.

Other Income - Other income, net of any gains/losses on securities, decreased by .4% from $1,806 for the three-month period ended  September 30, 2004 to $1,798 for the three-month period ended September 30, 2005.

Other income, net of any gains/losses on securities, increased by 2.9% from $4,786 for the nine-month period ended September 30, 2004 to $4,925 for the nine-month period ended September 30, 2005.

This decrease in the three-month and slow-down in the nine-month period ended September 30, 2005 other income was due to increased merchant discount income and mortgage origination fees being offset by lower service charges on deposit accounts income.

Other Expenses - Other expenses increased by 7.7% from $4,506 for the three-month period ended September 30, 2004 to $4,852 for the three-month period ended September 30, 2005.  The major components of other expenses are salaries and employee benefits which increased 13.3% from $2,692 to $3,050; occupancy expense which increased 8.8% from $614 to $668; and other operating expenses which decreased by 5.5% from $1,200 to $1,134.

Other expenses increased by 8.5% from $13,137 for the nine-month period ended September 30, 2004 to $14,254 for the nine-month period ended September 30, 2005.  The major components of other expenses are salaries and employee benefits which increased 12.7% from $8,055 to $9,079; occupancy expense which increased 10.0% from $1,822 to $2,004; and other operating expense which decreased by (2.7)% from $3,260 to $3,171.

The increase in the three-month period and nine-month periods ended September 30, 2005 salaries and employee benefits was due to normal pay increases and the increased costs of providing employee benefits, particularly health insurance coverage.  In addition, in 2005 the Company began accruing year-end bonus awards to bank staff in the amount of $135 per quarter as these awards have increased in size over the past few years.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  Looking ahead, the construction, staffing, and equipping of a new banking office in Pawleys Island, South Carolina, expected to be competed late in the fourth quarter of 2005, will add to future occupancy expenses.  Also, approval has been received to build a new "North Conway Office" in Conway, South Carolina in 2006.

Income Taxes - Provisions for income taxes increased 39.6% from $935 for the three-month period ended September 30, 2004 to $1,305 for the three-month period ended September 30, 2005.  Income before income taxes less interest on tax-exempt investment securities increased by 21.0% from $3,153 for the three-month period ended September 30, 2004 to $3,815 for the same period in 2005.  State tax liability increased as income before income taxes increased 18.6% from $3,402 to $4,035 during the same period.

Provisions for income taxes increased 19.7% from $3,007 for the nine-month period ended September 30, 2004 to $3,599 for the nine-month period ended September 30, 2005.  Income before income taxes less interest on tax-exempt investment securities increased by 17.9% from $8,782 for the nine-month period ended September 30, 2004 to $10,358 for the same period in 2005 and state tax liability increased as income before income taxes increased 16.0% from $9,516 to $11,034 during the same period.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Bank has begun construction of a new banking office in Pawleys Island, South Carolina.  Land, construction, and equipment costs are estimated at $1,750, and will be paid out of the Bank's operating funds.

CAPITAL RESOURCES

Total stockholders' equity was $73,271 and $67,585 at September 30, 2005 and December 31, 2004 representing 9.58% and 10.06% of total assets, respectively.  At September 30, 2005, the Bank exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

OFF-BALANCE SHEET RISK

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2005
Loan Commitments	$ 53,852
Standby letters of credits	5,424

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from a borrower's inability or unwillingness to make contractually required payments. Market risk, here in the context of loan portfolio management, reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

On September 6, 2005, Willis J. Duncan and W. Jennings Duncan, both current directors of the Company, together with Harriette B. Duncan, the wife of Willis J. Duncan, the three of whom together own over 5% of the Company's outstanding common stock, commenced a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit of the State of South Carolina against H. Buck Cutts, Paul R. Dusenbury, Robert P. Hucks, Richard M. Lovelace, Jr. and Howard B. Smith, III, all of whom are directors of the Company and the Bank, and against the Company and the Bank.  The lawsuit arises principally from the adoption of resolutions by the directors comprising a majority of the members of the Board of Directors of the Company or the Bank (including the Defendant Directors), as applicable, at a joint meeting of the Boards of Directors of the Company and the Bank on June 14, 2005, authorizing the following actions:  (i) the removal of Willis J. Duncan from his position as Chairman of the Board of Directors of  the Company and the removal of W. Jennings Duncan from his position as President of the Company; (ii) the removal of Willis J. Duncan and W. Jennings Duncan from all committees of the Board of Directors of the Company; (iii) the election of H. Buck Cutts as Interim Chairman of the Board of Directors of  the Company and the election of Robert P. Hucks as President of the Company; (iv) the removal of Willis J. Duncan from his position as Chairman of the Board of Directors of  the Bank and the removal of W. Jennings Duncan from his position as President of the Bank; (v) the election of H. Buck Cutts as Interim Chairman of the Board of Directors of  the Bank and the election of Robert P. Hucks as President of the Bank; (vi) the removal (by the Company, as sole shareholder of the Bank acting through a majority of the Directors of the Company) of Willis J. Duncan and W. Jennings Duncan as directors of the Bank; (vii) the removal of Willis J. Duncan and W. Jennings Duncan as members of committees of the Board of Directors of the Bank; (viii) the establishment of a Compensation Committee of each of the Company and the Bank, and appointment of H. Buck Cutts, Howard B. Smith, III and Richard M. Lovelace, Jr. as members of such Compensation Committees; (ix) the establishment of an Audit Committee of each of the Company and the Bank, and the appointment of Harold G. Cushman, Jr., H. Buck Cutts and Howard B. Smith, III as members of such Audit Committees; (x) the establishment of a Governance and Nominating Committee of each of the Company and the Bank, and appointment of Harold G. Cushman, H. Buck Cutts and Howard B. Smith, III as members of such Governance and Nominating Committees; (xi) the promotion of Paul R. Dusenbury to the position of Executive Vice President of the Company and the Bank; (xii) execution of Executive Employment Agreements with Messrs. Hucks and Dusenbury; and (xiii)  amendments to certain provisions of the Company's Bylaws.   At the meeting on June 14, 2005, a majority of the members of the Boards of Directors of the Company and the Bank also elected William R. Benson to fill the vacancies on the Boards of Directors of the Company and the Bank created by the death of John K. Massey.  The Complaint alleges civil conspiracy and breaches of fiduciary duty against the Director Defendants.  The Complaint alleges that the Bank and the Company are "Nominal Defendants" because the nature of certain of the actions and certain of the relief sought would affect them.  Portions of the Complaint purport to constitute shareholder derivative actions.

The Plaintiffs seek a declaratory judgment:  (i) finding that Willis J. Duncan and W. Jennings Duncan are entitled to their respective positions with the Company and the Bank, and that a majority of the directors of the Company and the Bank did not have power or authority to remove Willis J. Duncan  and W. Jennings Duncan from their respective positions with the Company and the Bank; and (ii) voiding certain of the amendments to the Bylaws of the Company adopted by a majority of the directors of the Company.  The Plaintiffs further seek a judgment in favor of themselves and the Company and the Bank against the Defendant Directors: (a) removing the Defendant Directors from the Board of Directors of the Company; (b) voiding the actions taken by a majority of the Boards of Directors of the Company and the Bank, respectively, discussed in the paragraph above;  (c) awarding actual and punitive damages, special damages and attorneys fees and costs, and such other legal and equitable relief and damages as may be proper under South Carolina law.

The Defendant Directors filed their Answer to the Complaint on October 6, 2005.  The Answer of the Defendant Directors denies all allegations of inappropriate conduct, civil conspiracy or breach of fiduciary duties.  The Defendant Directors' Answer seeks dismissal of all counts of the Complaint, and further asserts, among other things, that: (i) the Defendant Directors exercised sound business judgment and due care, in good faith, honestly, and with strict loyalty to their obligations to the Company, the Bank and their respective shareholders, in adopting the resolutions and taking all other actions at the June 14, 2005 meetings of the Boards of Directors of the Company and the Bank; (ii) the actions of the Defendant Directors were proper and in accordance with the Bylaws and Articles of Incorporation of the Company and the Bank and applicable South Carolina corporate law; and (iii) the actions of the Defendant Directors were consistent with their fiduciary duties to, and fair to and in the best interests of, the Company and the Bank.  The Defendant Directors further assert that the Plaintiffs actions may not properly be brought as shareholder derivative actions.  On November 8, 2005, the Defendant Directors filed their First Amended Answer and Counterclaim which, in addition to the foregoing, asserts a counterclaim against Willis J. Duncan and W. Jennings Duncan for defamation arising from a letter sent by Messrs. Duncan to shareholders of the Company on or about September 12, 2005, and seeks actual and punitive damages against Messrs. Duncan.

Item 1. LEGAL PROCEEDINGS - Continued

The Company and the Bank filed their Answer to the Complaint on October 7, 2005.  The Answer of the Company and the Bank seeks dismissal of the Complaint to the extent it calls for any action that would alter or disrupt the corporate operations and affairs of the Company and the Bank, and asserts, among other things, that: (a) the Company and the Bank have a vital interest in the outcome of the litigation and in preserving sound management and practices; (b) the Company and the Bank have no need of the assistance of the Plaintiffs as minority shareholders to run their businesses;  (c) Plaintiffs efforts to upset the election of William R. Benson to fill the vacancies on the Boards of Directors of the Company and the Bank created by the death of John K. Massey are unreasonable; (d) the Company and the Bank recognize the results of the votes and actions taken at the June 14, 2005 meetings; and (e) the Plaintiffs are not shareholders of the Bank and, therefore, have no standing or right under South Carolina law to bring a stockholder derivative action on behalf of the Bank.  The Answer of the Company and the Bank further asserts that Plaintiffs can address their grievances through procedures provided in the Bylaws of the Company and the laws of South Carolina, including proposing actions to be considered by the shareholders of the Company at the next annual meeting of shareholders.

Other than the payment of legal fees and costs, it does not appear that the litigation will be a direct economic cost to the Company or the Bank.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2005	9	$133.00	-	-
February 1 - February 28, 2005	19	$133.00	-	-
March 1 - March 31, 2005	85	$133.00	-	-
April 1 - April 30, 2005	37	$133.00	-	-
May 1 - May 31, 2005	30	$133.00	-	-
June 1 - June 30, 2005	38	$140.00	-	-
July 1 - July 31, 2005	8	$140.00	-	-
August 1 - August 31, 2005	7	$140.00	-	-
September 1 - September 30, 2005	1	$140.00	-	-
Total	234	$134.62	-	-

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/Paul R. Dusenbury
Paul R. Dusenbury
Executive Vice President
Treasurer and Chief Financial Officer

/s/L. Ford Sanders, II
L. Ford Sanders, II
Assistant Treasurer and Chief Accounting Officer

Date:  November 9, 2005