Form 10-K
period 2005-12-31
CNB CORP /SC/
filed 2006-03-16
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-24523

CNB Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-0792402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. )

1400 Third Avenue, P.O. Box 320, Conway, South Carolina	29528
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (843) 248-5721

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $10.00 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this  Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X ] No.

    As of February 28, 2006, 788,531 shares of Common Stock of CNB Corporation were outstanding.  As of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by nonaffiliates (based upon the price at which stock was sold prior to such date) was approximately $92,688,680.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 9, 2006 are incorporated by reference in Part III of this Form 10-K.

CNB CORPORATION AND SUBSIDIARY 2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I
		Page
ITEM 1	Description of Business	1-20
ITEM 1A	Risk Factors	21-23
ITEM 1B	Unresolved Staff Comments	23
ITEM 2	Properties	24
ITEM 3	Legal Proceedings	24-25
ITEM 4	Submission of Matters to a Vote of Security Holders	25

	PART II

ITEM 5	Market for the Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases of Securities	26
ITEM 6	Selected Financial Data	27
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-32
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 8	Financial Statements and Supplementary Data	33-59
ITEM 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	60
ITEM 9A	Controls and Procedures	60-62
ITEM 9B	Other Information	62

PART III

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DESCRIPTION OF CNB CORPORATION

CNB Corporation (the "Company") is a South Carolina business corporation organized in 1985 for the purpose of becoming a bank holding company for The Conway National Bank (the "Bank") under the Bank Holding Company Act.  The Company's only business is ownership of the Bank.  The activities of the Company are subject to the supervision of the Federal Reserve, and the Company may engage directly or through subsidiary corporations in those activities closely related to banking which are specifically permitted under the Bank Holding Company Act.  See "Supervision and Regulation."  Although the Company, after obtaining the requisite approval of the Federal Reserve and any other appropriate regulatory agency, may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in such activities, the Company has not engaged in, and has no present intent to engage in, such other permissible activities.

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County and the "Waccamaw Neck" portion of Georgetown County, South Carolina. The Bank was organized in1903.  The Bank's Main Office consists of an Operations and Administration Center along with an adjacent branch office known as the Conway Banking Office.  The Bank also operates twelve other branch offices throughout Horry County and the "Waccamaw Neck" area of Georgetown County.  The Bank has a fourteenth branch office under construction located just north of Conway on Highway 701.  The Bank employs approximately 249 full-time-equivalent employees at its Operations and Administration Building and thirteen branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, Health Savings Accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs.   Commercial lending operations include various types of credit for business, industry, and agriculture.   In addition, the Bank offers safe deposit boxes, wire transfer services, bank money orders, 24-hour teller machines on the STAR Network, internet banking, direct deposits and a MasterCard/Visa program. Through a correspondent relationship the Bank offers discount brokerage services.  Additionally, the Bank provides long-term mortgage loans through its secondary mortgage department which acts on an agency only basis for various investors.  The Bank does not provide trust services; does not sell annuities; and does not sell mutual funds.

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2005 the Bank had three concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the Waccamaw Neck region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of five regional banks, five state-wide banks, eleven locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2005, the Bank ranked third in Horry County and tenth in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

Obligations of Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both.  The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.  On February 8, 2006 the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") was signed into law as part of the Deficit Reduction Act of 2005.  The FDIRA provides for among other matters, the merging of the SAIF and the BIF into one Deposit Insurance Fund.  The specific date for this merger has yet to be determined.

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

Obligations of Holding Company to its Subsidiary Banks - Continued

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

The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy.  The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy.  The Federal Reserve Board also has  issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  Most of the revenues of the Company result from dividends paid to the Company by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus.  In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to capital in excess of par value of stock) exceed bad debts (as defined by regulation).

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

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

Because the Bank's deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Bank is subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  However, legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.  On February 8, 2006 the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") was signed into law as part of the Deficit Reduction Act of 2005.  The FDIRA provides for, among other matters, the revision of insurance limits, fund cap and dividends, and premium assessments.

Regulation of the Bank

The Bank is also subject to regulation and examination by the OCC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA") which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.  As well, the Bank is subject to provisions of the Gramm-Leach-Bliley Act of 1999 (See the section below of the same title).  The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with among other things, the reporting of certain currency transactions, and the USA Patriot Act, dealing with , among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank and will ordinarily be placed in receivership.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  Riegle-Neal also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multi-state bank operations into a single bank subsidiary and branch interstate through acquisitions.  De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state.  The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.  South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000.  The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information through the provisions of  Title V, commonly known as "The Privacy Act" as promulgated under the Federal Reserve Regulation P and the OCC's Regulation 12 CFR Part 40, and Section 501, commonly referred to as "Information Security" as promulgated under the OCC's Regulation 12 CFR Part 30.  The Privacy Act sets forth a consumer's entitlement to disclosure of the Bank's use and further disclosure of nonpublic personal financial information obtained by the Bank from the consumer.  The Regulation also governs the consumer's right to opt-out of further disclosure of nonpublic personal financial information and requires the Bank to provide initial and annual privacy notices.  Information Security sets forth the requirement for the Bank to develop a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

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

Gramm-Leach-Bliley Act - Continued

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC's implementing regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company has not been affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar business.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress from time to time.  The Company cannot predict the future course of such legislative proposals or their impact on the Company should they be adopted.

Available information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

SUPPLEMENTARY FINANCIAL DATA
GUIDE 3.   STATISTICAL DISCLOSURE BY BANK
HOLDING COMPANIES

The following tables present additional statistical information about CNB Corporation and its operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2005, 2004, 2003.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/05
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$453,610	$ 30,953	6.82%
Securities:
Taxable	174,922	6,463	3.70
Tax-exempt	21,464	1,335 (2)	6.22
Federal funds sold and securities purchased under
agreement to resell	23,953	782	3.27
Total earning assets	$673,949	$ 39,533	5.87
Other assets	55,214
Total assets	$729,163

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$483,451	$ 9,779	2.02
Federal funds purchased and securities sold under
agreement to repurchase	33,699	649	1.93
Other short-term borrowings	1,037	31	2.99
Total interest-bearing liabilities	$518,187	$ 10,459	2.02
Noninterest-bearing deposits	129,833
Other liabilities	10,444
Stockholders' equity	70,699
Total liabilities and stockholders' equity	$729,163
Net interest income and yield as a percent of total
earning assets	$673,949	$ 29,074	4.31%

Ratios:
Annualized return on average total assets			1.30%
Annualized return on average stockholders' equity			13.41
Cash dividends declared as a percent of net income			41.60
Average stockholders' equity as a percent of:
Average total assets			9.70
Average total deposits			11.53
Average loans			15.59
Average earning assets as a percent of
average total assets			92.43%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $566 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $405 as of December 31, 2005 are included in loans for purpose of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $454.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/04
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income(1)	$386,899	$ 24,351	6.29%
Securities:
Taxable	174,016	6,656	3.83
Tax-exempt	23,832	1,450 (2)	6.08
Federal funds sold and securities purchased under
agreement to resell	25,732	327	1.27
Total earning assets	$610,479	$ 32,784	5.37
Other assets	47,166
Total assets	$657,645

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$437,390	$ 6,578	1.50
Federal funds purchased and securities sold under
agreement to repurchase	29,251	348	1.19
Other short-term borrowings	1,097	12	1.09
Total interest-bearing liabilities	$467,738	$ 6,938	1.48
Noninterest-bearing deposits	118,149
Other liabilities	4,058
Stockholders' equity	67,700
Total liabilities and stockholders' equity	$657,645
Net interest income and yield as a percent of total
earning assets	$610,479	$ 25,846	4.23%

Ratios:
Annualized return on average total assets			1.26%
Annualized return on average stockholders' equity			12.23
Cash dividends declared as a percent of net income			40.47
Average stockholders' equity as a percent of:
Average total assets			10.29
Average total deposits			12.19
Average loans			17.50
Average earning assets as a percent of
average total assets			92.83%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $426 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $880 as of December 31, 2004 are included in loans for purpose of this analysis

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $493.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/03
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income(2)	$346,110	$ 22,565	6.52%
Securities:
Taxable	156,783	6,623	4.22
Tax-exempt	25,375	1,564	6.16
Federal funds sold and securities purchased under
agreement to resell	24,111	246	1.02
Total earning assets	$552,379	$ 30,998	5.61
Other assets	40,292
Total assets	$592,671

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$391,856	$ 6,877	1.75
Federal funds purchased and securities sold under
agreement to repurchase	28,752	334	1.16
Other short-term borrowings	1,389	13.94
Total interest-bearing liabilities	$421,997	$ 7,224	1.71
Noninterest-bearing deposits	101,310
Other liabilities	4,714
Stockholders' equity	64,650
Total liabilities and stockholders' equity	$592,671
Net interest income as a percent of total
earning assets	$552,379	$ 23,774	4.30%

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 532

Ratios:
Annualized return on average total assets			1.29%
Annualized return on average stockholders' equity			11.86
Cash dividends declared as a percent of net income			37.44
Average stockholders' equity as a percent of:
Average total assets			10.91
Average total deposits			13.11
Average loans			18.68
Average earning assets as a percent of
average total assets			93.20%

(2)

The Company had no out-of-period adjustments or foreign activities.   Loan fees of $282 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totalling $351 as of December 31, 2003 are included in loans for purpose of this analysis.

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are the difference between the current and prior year's rates multiplied by the current year's volume.  The changes due to volume are the difference between the current and prior year's volume multiplied by rates earned or paid.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2005 and 2004 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2005	2004	2005	2004	2005	2004	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$453,610	$386,899	6.82%	6.29%	$30,953	$ 24,351	$ 6,602	$ 2,404	$4,198
Investment securities:
Taxable	174,922	174,016	3.70%	3.83%	6,463	6,656	(193)	(227)	34
Tax-exempt (2)	21,464	23,832	6.22%	6.08%	1,335	1,450	(115)	30	(145)
Federal funds sold and Securities
purchased under agreement to resell	23,953	25,732	3.27%	1.27%	782	327	455	479	(24)

Total Earning Assets	$673,949	$610,479	5.86%	5.37%	$39,533	$ 32,784	$ 6,749	$ 2,686	$ 4,063

Interest-bearing Liabilities:

Interest-bearing deposits	$483,451	$437,390	2.02%	1.50%	$ 9,779	$ 6,578	$ 3,201	$ 2,514	687
Federal funds purchased and securities
sold under agreement to repurchase	33,699	29,251	1.93%	1.19%	649	348	301	249	52
Other short-term borrowings	1,037	1,097	2.99%	1.09%	31	12	19	20	(1)

Total Interest-bearing Liabilities	518,187	467,738	2.02%	1.48%	10,459	6,938	3,521	2,783	738
Interest-free Funds Supporting
Earning Assets	155,762	142,741

Total Funds Supporting Earning Assets	$673,949	$610,479	1.55%	1.14%	$10,459	$ 6,938	$ 3,521	$ 2,783	$ 738

Interest Rate Spread			3.84%	3.89%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.47%	.34%
Net Yield on Earning Assets			4.31%	4.23%	$29,074	$ 25,846

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2004 and 2003 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2004	2003	2004	2003	2004	2003	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$386,899	$346,110	6.29%	6.52%	$ 24,351	$ 22,565	$ 1,786	$ (890)	$2,676
Investment securities:
Taxable	174,016	156,783	3.83%	4.22%	6,656	6,623	33	(679)	712
Tax-exempt (2)	23,832	25,375	6.08%	6.16%	1,450	1,564	(114)	(19)	(95)
Federal funds sold and Securities
purchased under agreement to resell	25,732	24,111	1.27%	1.02%	327	246	81	64	17

Total Earning Assets	$610,479	$552,379	5.37%	5.61%	$32,784	$ 30,998	$ 1,786	$ (1.524)	$ 3,310

Interest-bearing Liabilities:

Interest-bearing deposits	$437,390	$391,856	1.50%	1.75%	$ 6,578	$ 6,877	$ (299)	$ (1.093)	794
Federal funds purchased and securities
sold under agreement to repurchase	29,251	28,752	1.19%	1.16%	348	334	14	9	5
Other short-term borrowings	1,097	1,389	1.09%	.94%	12	13	(1)	2	(3)

Total Interest-bearing Liabilities	467,738	421,997	1.48%	1.71%	6,938	7,224	(286)	(1,082)	796
Interest-free Funds Supporting
Earning Assets	142,741	130,382

Total Funds Supporting Earning Assets	$610,479	$552,379	1.14%	1.31%	$ 6,938	$ 7,224	$ (286)	$ (1,082)	$ 796

Interest Rate Spread			3.89%	3.90%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.34%	.40%
Net Yield on Earning Assets			4.23%	4.30%	$25,846	$ 23,774

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. During 2004 and 2005, investment securities represented 32% and 23% of total assets, respectively.  Loan demand remained solid throughout 2004 and 2005 due to strong real estate activity despite rising interest rates, although interest rates remained relatively low.  At December 31, 2005 and 2004, the Loans/Total Assets ratios were 63.5% and 60.6%, respectively, as compared to 60.3% at December 31, 2003. Investment securities and federal funds sold have correspondingly fallen as a percentage of total assets.

Investment securities with a par value of $122,980,000, $99,580,000 and $85,195,000 at December 31, 2005, 2004, 2003, respectively, were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields on investment securities at December 31, 2005, 2004, 2003.

	December 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 29,047	$ 53	$ 153	$ 28,947	4.08%
One to five years	132,739	10	3,209	129,540	3.41%
	161,786	63	3,362	158,487	3.53%

Mortgage Backed Securities
Over ten years	684	-	45	639	3.62%

State, county and municipal
Within one year	2,689	7	1	2,695	5.72%
One to five years	10,454	192	-	10,646	6.10%
Six to ten years	3,438	131	2	3,567	6.86%
	16,581	330	3	16,908	6.20%

Other-CRA Qualified Investment Fund	329	-	-	329	-%

Total available for sale	$179,380	$ 393	$3,410	$176,363	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 5	$ -	$ 940	7.55%
One to five years	3,185	93	-	3,278	7.20%
	4,120	98	-	4,218	7.28%

Total held to maturity	$ 4,120	$ 98	$ -	$ 4,218	7.28%

 (1) Tax equivalent adjustment based on a 34% tax rate.

 As of the year ended December 31, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2004
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 22,082	$ 354	$ -	$ 22,436	5.33%
One to five years	167,860	883	799	167,944	3.56%
	189,942	1,237	799	190,380	3.76%

Mortgage Backed Securities
Over ten years	1,013	-	40	973	3.62%

State, county and municipal
Within one year	480	1	-	481	5.33%
One to five years	11,780	450	-	12,230	5.85%
Six to ten years	5,234	374	-	5,608	6.91%
	17,494	825	-	18,319	6.16%

Other-CRA Qualified Investment Fund	322	-	-	322	- %

Total available for sale	$208,771	$2,062	$ 839	$209,994	3.96%

HELD TO MATURITY

State, county and municipal
Within one year	$ 400	$ 4	$ -	$ 404	7.49%
One to five years	3,477	187	-	3,664	7.24%
Six to ten years	642	55	-	697	7.25%
	4,519	246	-	4,765	7.27%

Total held to maturity	$ 4,519	$ 246	$ -	$ 4,765	7.27%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the year ended December 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2003
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 8,809	$ 174	$ -	$ 8,983	4.36%
One to five years	149,917	3,484	273	153,128	4.00%
	158,726	3,658	273	162,111	4.02%

Mortgage Backed Securities
Over ten years	1,071	-	19	1,052	3.59%

State, county and municipal
Within one year	185	1	-	186	7.03%
One to five years	10,283	522	-	10,805	5.68%
Six to ten years	6,961	492	-	7,453	6.81%
Over ten years	288	4	-	292	5.92%
	17,717	1,019	-	18,736	6.14%

Other-CRA Qualified Investment Fund	311	-	-	311	-%

Total available for sale	$177,825	$4,677	$ 292	$182,210	4.23%

HELD TO MATURITY

Federal agencies
Within one year	$ 2,000	$ 55	$ -	$ 2,055	6.44%

State, county and municipal
Within one year	1,562	30	-	1,592	6.98%
One to five years	3,086	227	-	3,313	7.40%
Six to ten years	1,433	123	-	1,556	6.97%
	6,081	380	-	6,461	7.19%

Total held to maturity	$ 8,081	$ 435	$ -	$ 8,516	7.01%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of the year ended December 31, 2003, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

LOAN PORTFOLIO

LENDING ACTIVITIES

The Company engages, through the Bank, in a full compliment of lending activities, including commercial, consumer, installment and real estate loans.

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are utilized, in part, for commercial purpose loans.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default  (See ARM Loans below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.    Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  As well, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines totaled $32,484,000 and $22,928,000 or 6.5% and 5.6% of total loans at fiscal year-ends December 31, 2005 and 2004, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are typically offered as an alternative structuring only on commercial purpose real estate loans and often commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $131,538,000 and $120,065,000 or 26.1% and 29.5% of total loans at fiscal year-ends December 31, 2005 and 2004, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Credit Committee as established by the Board of Directors. The Loan Committee of the Board of Directors recommends to the Board of Directors the lending limits for the Bank's loan officers.  The Bank has an in-house lending limit to a single borrower, group of borrowers, or related entities, of the lesser of $10,000,000 or 15% of capital.  An unsecured limit (aggregate) for the Bank is set at 100% of total capital.

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2005, 2004, 2003, 2002, 2001 by major classification:

	2005	2004	2003	2002	2001
Real Estate Loans - mortgage	$324,475	$262,543	$228,556	$214,554	$187,808
- construction	50,210	39,525	44,099	28,297	28,324
Loans to farmers	1,912	1,582	1,537	1,674	1,316
Commercial and industrial loans	84,474	66,184	53,559	47,631	44,351
Loans to individuals for household family and other consumer expenditures	41,400	35,583	32,884	31,953	32,015
All other loans, including
Overdrafts	1,455	1,566	1,399	1,513	2,800
Gross Loans	503,926	406,983	362,034	325,622	296,614
Less unearned income	0	0	0	0	(7)
Less reserve for loan losses	(5,918)	(5,104)	(4,524)	(4,155)	(3,763)
Net loans	$498,008	$401,879	$357,510	$321,467	$292,844

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

(Thousands of Dollars)

 The Company's loan portfolio contained approximately $371,983 and $286,918 in fixed rate loans as of December 31, 2005 and 2004, respectively. At December 31, 2005, and 2004, fixed rate loans with maturities in excess of one year amounted to approximately $284,363 and $228,454, respectively. As of December 31, 2005, fixed rate loans due after one year through five years totaled $209,459 and fixed rate loans due after five years totaled $74,904.  Variable rate loans due after one year totaled $47,425.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2005, 2004, 2003, 2002, 2001:

	2005	2004	2003	2002	2001

Nonaccrual loans	$ 405	$ 880	$ 351	$ 697	$ 633
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 277	$ 93	$ 130	$ 118	$ 138
Restructured troubled debt	None	None	None	None	None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the year ended December 31, 2005, 2004, 2003, 2002, and 2001 is as follows:

	2005	2004	2003	2002	2001

Interest included in income during the year	$ 7	$ 28	$ 9	$ 19	$ 12
Interest which would have been included at the original contract rates	$ 34	$ 69	$ 26	$ 63	$ 66

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or be moved to non-accrual loans.  Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

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

As of December 31, 2005, all loans which management had serious concerns about the borrower being able to repay were put into non-accrual status and are disclosed under "Nonaccrual, Past Due and Restructured Loans" and there were no other potential problem loans known to management.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2005, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2005, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$453,610	$386,899	$346,110	$309,351	$294,837
Allowance for loan losses:

Balance at the beginning of period	$ 5,104	$ 4,524	$ 4,155	$ 3,763	$ 3,782

Charge-offs:
Commercial, financial, and agricultural	$ 324	$ 281	$ 431	$ 412	$ 383
Real Estate - construction and mortgage	52	22	59	97	96
Loans to individuals	445	514	392	447	470

Total charge-offs	$ 821	$ 817	$ 882	$ 956	$ 949

Recoveries:
Commercial, financial, and agricultural	$ 72	$ 45	$ 115	$ 191	$ 106
Real Estate - construction and mortgage	85	1	26	30	31
Loans to individuals	203	196	150	142	168

Total recoveries	$ 360	$ 242	$ 291	$ 363	$ 305

Net charge-offs	$ 461	$ 575	$ 591	$ 593	$ 644
Additions charged to operations	$ 1,275	$ 1,155	$ 960	$ 985	$ 625
Balance at end of period	$ 5,918	$ 5,104	$ 4,524	$ 4,155	$ 3,763

Net Charge-offs as a Percent of Average Loans Outstanding	.10%	.15%	.17%	.19%	.22%

The allowance for loan losses is maintained at a percent of net loans or an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current or expected economic conditions. In addition, the Asset/Liability Management Committee and the Loan Committee review the adequacy of the allowance quarterly and make recommendations as to the desired amount of the allowance.

The Board of Directors maintains an independent Loan Review function which has established controls and procedures to monitor loan portfolio risk on an on-going basis.  Credit reviews on all major relationships are conducted on a continuing basis as is the monitoring of past-due trends and classified assets.  The function utilizes various methodologies in its assessment of the adequacy of the Allowance for Loan Losses.  Three primary measurements are reported to the Board of Directors on a quarterly basis, the Graded Loan Method based on a bank-wide risk grading model, the Migration Analysis Method which tracks risk patterns on charged-off loans for the previous 10 years, and the Percentage of Net Loans Method.  Additionally, the function annually reviews the economic assessment conducted by Loan Administration, addresses portfolio risk by industry concentration, reviews loan policy changes and marketing strategies for any effect on portfolio risk, and conducts tests addressing portfolio performance by type of portfolio, collateral type, and loan officer performance.

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2005	2004	2003

Noninterest bearing demand deposits	$129,833	$118,149	$ 101,310
Interest bearing demand deposits	91,795	72,240	63,437
Savings deposits	53,392	47,998	44,899
Time deposits	338,264	317,152	283,520
Total deposits	$613,284	$555,539	$493,166

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Interest bearing demand deposits	.33%	.29%	.29%
Savings Deposits	1.40%	1.16%	1.26%
Time deposits	2.60%	1.83%	2.16%

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2005:

Maturity within 3 months or less	$55,305
Over 3 through 6 months	58,390
Over 6 through 12 months	19,813
Over 12 months	16,126
Total	$149,634

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2005	2004	2003

Return on average total assets(1)	1.30%	1.26%	1.29%
Return on average stockholders' equity(2)	13.41%	12.23%	11.86%
Cash dividend payout ratio(3)	41.60%	40.47%	37.44%
Average equity to average assets ratio	9.70%	10.29%	10.91%

(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends per share divided by net income per share

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 90 days from the dates of issuance.  No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of federal funds purchased and securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2005	2004	2003
Federal funds purchased and securities sold under agreement to repurchase	$43,296	$33,950	$24,760

The following information relates to outstanding federal funds purchased and securities sold under repurchase agreements during 2005, 2004, 2003, in thousands of dollars:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
	2005	2004	2003	2005	2004	2003

Federal funds purchased and securities sold under agreement to repurchase	$43,296	$33,950	$32,256	2.29%	1.43%	.96%

	Years ended December 31,
	2005	2004	2003
Federal funds purchased and securities sold under agreement to repurchase average daily amount outstanding	$33,167	$29,194	$28,752

Weighted average interest rate paid	1.92%	1.19%	1.13%

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a significant degree of risk.  Any of the following risks could adversely affect our business, our results of operations and our financial condition, as well as the price of our common stock.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

Our growth strategy may not be successful.

We have plans to maintain our recent asset and deposit growth through the opening of additional branch locations and the hiring of additional bankers. We may not be successful in identifying or obtaining suitable new branch locations or receiving regulatory approval for them, or employing and retaining suitable bankers, on terms that we can afford and that are attractive to us. Even if we successfully open additional branch locations and hire additional bankers, we may not achieve the asset and deposit growth that we seek because of competition or poor economic conditions, or for other reasons.

Our growth strategy may reduce our earnings in the near term.

We expect each new office we open to take several years to become profitable and we cannot guarantee that any new office will ever become profitable.  We expect that by having a number of new offices at any given time, our ability to operate at higher levels of profitability will be reduced until our new offices can operate at levels of profitability that equal or exceed our older offices.

Our growth strategy may require future increases in capital that we may not be able to accomplish.

We are required by banking regulators to maintain various ratios of capital to assets. As our assets continue to grow we expect our capital ratios to decline unless we can also continue to increase our earnings or raise sufficient new capital to keep pace with asset growth.  Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth to the amount our earnings will support.

We may be unable to manage our sustained growth successfully.

We have grown substantially in the last several years.  Although we may not continue to grow as fast as we have in the past, we intend to expand our asset base.  Our future profitability will depend in part on our ability to manage growth successfully.  Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends.  If we grow quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

We are a relationship-driven organization.  Our growth and development in recent years have depended in large part on the efforts of several members of our senior management team.  These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which are key aspects of our business strategy, and in increasing our market presence.  The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

If our loan customers do not pay us as they have contracted to, we may experience losses.

Our principal revenue producing business is making loans.  If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience.  We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

ITEM 1A.   RISK FACTORS - Continued

Risks Related to Our Business - Continued

Our business is concentrated in Horry County and the "Waccamaw Neck" region of Georgetown County, and a downturn in the economy of the Horry County and the Waccamaw Neck area, a decline in real estate values in the Horry County and the Waccamaw Neck areas or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Horry County and the "Waccamaw Neck" region of Georgetown County area in coastal South Carolina.  As a result, our financial condition and results of operations may be affected by changes in the Horry County and the Waccamaw Neck economy.  A prolonged period of economic recession, a general decline in Horry County and the Waccamaw Neck area real estate values or other adverse economic conditions in Horry County and the Waccamaw Neck and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

We operate in an area susceptible to hurricane and other weather related damage which could disrupt our business and reduce our profitability.

Nearly all of our business and our customers are located in coastal South Carolina, an area that often experiences damage from hurricanes and other weather phenomena.  We attempt to mitigate such risk with insurance and by requiring insurance on property taken as collateral.  However, catastrophic weather damage to a large portion of our market area could cause substantial disruptions to our business and our customers' businesses which would reduce our profitability for some period.

We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

We encounter strong competition from financial institutions operating in the greater Horry/Georgetown County and Grand Strand area of South Carolina.  In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are.  Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, insurance, trust and international banking services that we do not provide.  We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques.   However, we cannot promise that we are correct in our belief.  If we are wrong, our ability to operate profitably may be negatively affected.

Risks Related to Our Common Stock

Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none is expected to develop in the foreseeable future.  Our common stock is not traded on any exchange or on the Nasdaq National Market System.  Accordingly, shareholders who wish to sell shares may experience a delay or have to sell them at a lower prices than they seek in order to sell them promptly, if at all.

There is no guarantee we will continue to pay cash dividends in the future at the same or any level.

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank is currently our only source of funds with which to pay cash dividends.  Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  The bank's payment of dividends is also subject to various regulatory requirements and the ability of the bank's regulators to forbid or limit its payment of dividends.

Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions.  In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party

ITEM 1A.   RISK FACTORS - Continued

Risks Related to Our Common Stock - Continued

to acquire a majority of our outstanding common stock.  To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

Our common stock is not insured, so shareholders could lose their total investments.

Our common stock is not a deposit or savings account, and is not insured by the Federal Deposit Insurance Corporation or any other government agency.  Should our business fail, shareholders could lose their total investments.

Risks Related to Our Industry

We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership.  We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans.  The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions.  All of these matters are outside of our control and affect our ability to operate profitably.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company is an accelerated filer as defined by Rule 12(b)(2) of the Exchange Act.  The Company has received no written comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2005 which remain unresolved.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of thirteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure, which was significantly expanded in 1982, contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building, the Bank opened a new 24,000 square foot banking office in 2004, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet. Bank offices are housed in one-story facilities at the Coastal Centre in Conway (3,500 square feet with an adjacent 675 square foot building for express banking services), Red Hill in Conway (3,760 square feet) West Conway in Conway (3,286 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), and Pawleys Island (3,900 square feet) in Pawleys Island, Georgetown County.  Of the thirteen banking offices and the Operations and Administration Building, the bank owns the Operations and Administration Building, the Conway Banking Office and Express, the banking offices at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet, North Myrtle Beach, and Pawleys Island.  One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased three future office sites.  The sites consist of 1.1 acres on Highway 701 north of Conway, 2.01 acres on Highway 9 west of North Myrtle Beach, and 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company presently has a banking office under construction at the Highway 701 North of Conway site and anticipates building a banking office on the other sites within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Coastal Centre at 16th Ave., Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at Highway 17 Bypass, South at the "Back Gate", Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; and Pawleys Island at 10608 Ocean Highway, Pawleys Island.  The Bank owns all of its offices except one branch office, which is leased.

ITEM 3.   LEGAL PROCEEDINGS

On September 6, 2005, Willis J. Duncan and W. Jennings Duncan, both current directors of the Company, together with Harriette B. Duncan, the wife of Willis J. Duncan, the three of whom together own over 5% of the Company's outstanding common stock, commenced a lawsuit in the Court of Common Pleas for the Fifteenth Judicial Circuit of the State of South Carolina against H. Buck Cutts, Paul R. Dusenbury, Robert P. Hucks, Richard M. Lovelace, Jr. and Howard B. Smith, III, all of whom are directors of the Company and the Bank, and against the Company and the Bank.  The lawsuit arises principally from the adoption of resolutions by the directors comprising a majority of the members of the Board of Directors of the Company or the Bank (including the Defendant Directors), as applicable, at a joint meeting of the Boards of Directors of the Company and the Bank on June 14, 2005, authorizing the following actions:  (i) the removal of Willis J. Duncan from his position as Chairman of the Board of Directors of  the Company and the removal of W. Jennings Duncan from his position as President of the Company; (ii) the removal of Willis J. Duncan and W. Jennings Duncan from all committees of the Board of Directors of the Company; (iii) the election of H. Buck Cutts as Interim Chairman of the Board of Directors of  the Company and the election of Robert P. Hucks as President of the Company; (iv) the removal of Willis J. Duncan from his position as Chairman of the Board of Directors of  the Bank and the removal of W. Jennings Duncan from his position as President of the Bank; (v) the election of H. Buck Cutts as Interim Chairman of the Board of Directors of  the Bank and the election of Robert P. Hucks as President of the Bank; (vi) the removal (by the Company, as sole shareholder of the Bank acting through a majority of the Directors of the Company) of Willis J. Duncan and W. Jennings Duncan as directors of the Bank; (vii) the removal of Willis J. Duncan and W. Jennings Duncan as members of committees of the Board of Directors of the Bank; (viii) the establishment of a Compensation Committee of each of the Company and the Bank, and appointment of H. Buck Cutts, Howard B. Smith, III and Richard M. Lovelace, Jr., as members of such Compensation Committees; (ix) the establishment of an Audit Committee of each of the Company and the Bank, and the appointment of Harold G. Cushman, Jr., H. Buck Cutts and Howard B. Smith, III, as members of such Audit Committees; (x) the establishment of a Governance and Nominating Committee of each of the Company and the Bank, and appointment of Harold G. Cushman, H. Buck Cutts and Howard B. Smith, III, as members of such Governance and Nominating Committees; (xi) the promotion of Paul R. Dusenbury to the position of Executive Vice President of the Company and the Bank; (xii) execution of Executive Employment Agreements with Messrs. Hucks and Dusenbury; and (xiii)  amendments to certain provisions of the Company's Bylaws.  At the meeting on June 14, 2005, a majority of the members of the Boards of Directors of the Company and the Bank also elected William R. Bensen to fill the vacancies on the Boards of Directors of the Company and the Bank created by the death of John K. Massey.  The Complaint alleges civil conspiracy and breaches of fiduciary duty against the Director Defendants.  The Complaint alleges that the Bank and the Company are "Nominal Defendants" because the nature of certain of the actions and certain of the relief sought would affect them.  Portions of the Complaint purport to constitute  shareholder derivative actions.

ITEM 3. LEGAL PROCEEDINGS - Continued

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

On December 8, 2005, the Plaintiffs filed their Reply to the Defendant Directors' First Amended Answer and Counterclaim, and on January 6, 2006, the Plaintiffs filed their Amended Reply to the Defendant Directors' First Amended Answer and Counterclaim.  The Plaintiffs' Reply, as amended, denies that the Plaintiffs have defamed the Defendant Directors and seeks dismissal of the Counterclaim.

The Company and the Bank filed their Answer to the Complaint on October 7, 2005.  The Answer of the Company and the Bank seeks dismissal of the Complaint to the extent it calls for any action that would alter or disrupt the corporate operations and affairs of the Company and the Bank, and asserts, among other things, that: (a) the Company and the Bank have a vital interest in the outcome of the litigation and in preserving sound management and practices; (b) the Company and the Bank have no need of the assistance of the Plaintiffs as minority shareholders to run their businesses; (c) Plaintiffs' efforts to upset the election of William R. Benson to fill the vacancies on the Boards of Directors of the Company and the Bank created by the death of John K. Massey are unreasonable; (d) the Company and the Bank recognize the results of the votes and actions taken at the June 14, 2005 meetings; and (e) the Plaintiffs are not shareholders of the Bank and, therefore, have no standing or right under South Carolina law to bring a stockholder derivative action on behalf of the Bank.  The Answer of the Company and the Bank further asserts that Plaintiffs can address their grievances through procedures provided in the Bylaws of the Company and the laws of South Carolina, including proposing actions to be considered by the shareholders of the Company at the next annual meeting of shareholders.

Other than the payment of legal fees and costs, it does not appear that the litigation will be a direct economic cost to the Company or the Bank.

 ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2005, there were approximately 776 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2004 and 2005, management was aware of a few transactions in which the Company's common stock traded at the prices set forth below, adjusted for the effect of a 10% stock dividend paid in 2004.  However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2005		2004
First Quarter Second Quarter Third Quarter Fourth Quarter	High $133.00 $140.00 $140.00 $155.00	Low $133.00 $133.00 $140.00 $140.00	High $128.18 $131.82 $131.82 $133.00	Low $128.18 $128.18 $131.82 $132.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $5.00 per share in 2005 and $4.25 per share in 2004. In addition, the Company may from time to time pay stock dividends. The Company paid a 10% stock dividend in September 2004.  The 2004 high and low stock prices in the table above have been adjusted to give effect to this stock dividend.  There can be no assurance, however, as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The information required to be disclosed by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

The Company made only one sale of securities during 2005.  On November 18, 2005 the Company sold 362 shares of treasury stock to The Conway National Bank Savings and Profit Sharing Plan in the amount of $50,680, $140.00 per share.  Purchases of stock during 2005 are outlined in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2005	9	$133.00	-	-
February 1, - February 28, 2005	19	$133.00	-	-
March 1 - March 31, 2005	85	$133.00	-	-
April 1 - April 30, 2005	37	$133.00	-	-
May 1 - May 31, 2005	30	$133.00	-	-
June 1 - June 30, 2005	38	$140.00	-	-
July 1 - July 31, 2005	8	$140.00	-	-
August 1 - August 30, 2005	7	$140.00	-	-
September 30 - September 30, 2005	1	$140.00	-	-
October 1 - October 31, 2005	6	$140.00	-	-
November 1 - November 30, 2005	173	$155.00	-	-
December 1 - December 31, 2005	60	$155.00	-	-
Total	473	$144.73	-	-

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Income Statement Data:
Total Interest Income	$ 39,079	$ 32,291	$ 30,466	$ 31,344	$ 33,963
Total Interest Expense	10,459	6,938	7,224	9,068	14,822
Net Interest Income	28,620	25,353	23,242	22,276	19,141
Provisions for Possible Loan Losses	1,275	1,155	960	985	625
Net Interest Income Possible
after Provision for Loan Losses	27,345	24,198	22,282	21,291	18,516
Total Other Operating Income	6,411	6,257	6,117	5,463	5,337
Total Other Operating Expense	19,530	18,246	17,237	16,159	14,606
Income Before Income Taxes	14,226	12,209	11,162	10,595	9,247
Income Taxes	4,748	3,927	3,497	3,413	2,812
Net Income	$ 9,478	$ 8,282	$ 7,665	$ 7,182	$ 6,435

*Per Share:
Net Income Per Weighted Average
Shares Outstanding	$ 12.02	$ 10.50	$ 9.71	$ 9.11	$ 8.18
Cash Dividend Paid Per Share	$ 5.00	$ 4.25	$ 3.64	$ 3.41	$ 3.18
Weighted Average Shares Outstanding	788,496	789,006	789,290	788,553	786,080

*Restated for a 10% stock dividend issued during 2004.

Selected Balance Sheet Data:
Assets	$793,349	$671,569	$599,978	$569,490	$505,725
Net Loans	498,008	401,879	357,510	321,467	292,844
Investment Securities	181,942	215,827	191,575	180,413	162,106
Federal Funds Sold	46,000	-	1,000	22,000	3,950
Deposits:
Non-Interest-Bearing	$135,082	$118,580	$101,684	$100,225	$ 88,995
Interest-Bearing	532,023	441,784	401,429	368,084	321,648
Total Deposits	$667,105	$560,364	$503,113	$468,309	$410,643
Stockholders' Equity	$ 70,559	$ 67,585	$ 64,623	$ 61,125	$ 53,996

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 12.4% from $362,034 at December 31, 2003 to $406,983 at December 31, 2004; and 23.8% from December 31, 2004 to $503,926 at December 31, 2005.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Also, during the second half of 2005, the Board of directors increased the loan to asset target ratio to a 60% to 70% range.  Loan demand in our market area has remained solid in 2004 and 2005 in part due to overall lower interest rates coupled with a strong coastal real estate market.  Loans increased as a percentage of total assets from 60.3% at year-end 2003 to 60.6% at year-end 2004 and increased to 63.5% at year-end 2005.  Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 32.1% at year-end 2003 and 2004 to 28.7% at year-end 2005. Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets has remained relatively constant over the previous three years.  Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have remained in a 16.9% to 17.7% range over the previous three years, but are expected to decline over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets have risen from 71.2% at December 31, 2003 to 72.9% at December 31, 2005.  Stockholders' equity as a percentage of total assets has moved closer to the Board's long-term guideline ratio of  8.50% from 10.8%  at December 31, 2003 to 8.9% at December 31, 2005.  The Bank remains well-capitalized (see Note 15 to the consolidated financial statements, contained elsewhere in this report) and the lower ratio is intended to enhance the return to shareholders.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2005, 2004, 2003:

	December 31,
Assets:	2005	2004	2003
Earning assets:
Loans	63.5%	60.6%	60.3%
Investment securities:
Taxable	20.2	28.7	27.8
Tax-exempt	2.7	3.4	4.1
Federal funds sold and securities purchased
under agreement to resell	5.8	-	.2
Total earning assets	92.2	92.7	92.4
Other assets	7.8	7.3	7.6
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.1%	65.8%	66.9%
Federal funds purchased and securities sold
under agreement to resell	5.5	5.1	4.1
Other short-term borrowings	.3	.4	.2
Total interest-bearing liabilities	72.9	71.3	71.2
Non-interest-bearing deposits	17.0	17.7	16.9
Other liabilities	1.2	1.0	1.1
Stockholders' equity	8.9	10.0	10.8
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and subsidiary recognized earnings in 2005, 2004, 2003 of $9,478, $8,282, and $7,665, respectively, resulting in a return on average assets of 1.30%, 1.26%, and 1.29% and a return on average stockholders' equity of 13.41%, 12.23% and 11.86%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income ‑ Other Income) and to control other expenses (see Net Income - Other Expenses).  These strong earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $793,349 at December 31, 2005 as compared to $671,569 at December 31, 2004 and $599,978 at December 31, 2003.  The following table sets forth the financial highlights for fiscal years 2005, 2004, 2003.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2005	2004 to 2005 Percent Increase (Decrease)	December 31, 2004	2003 to 2004 Percent Increase (Decrease)	December 31, 2003
Net interest income
after provision for loan losses	$ 27,345	13.0%	$ 24,198	8.6%	$ 22,282
Income before income taxes	14,226	16.5	12,209	9.4	11,162
Net Income	9,478	14.4	8,282	8.0	7,665
Per Share (1)
(weighted average of shares outstanding)	$ 12.02	14.5	$ 10.50	8.1	$ 9.71

Cash dividends declared	3,942	17.6	3,352	16.8	2,870

Per Share (1)	$ 5.00	17.6	$ 4.25	16.8	$ 3.64

Total assets	$793,349	18.1%	$671,569	11.9%	$599,978
Total deposits	667,105	19.0	560,364	11.4	503,113
Loans	503,926	23.8	406,983	12.4	362,034
Investment securities	181,942	(15.7)	215,827	12.7	191,575
Stockholders' equity	70,559	4.4	67,585	4.6	64,623
Book value per share (1)
(actual number of shares outstanding)	$ 89.48	4.4	$ 85.70	4.7	$ 81.89

(1) Adjusted for the effect of a 10% stock
dividend paid in 2004.

Ratios (2):
Return on average total assets	1.30%	3.2	1.26%	(2.3)	1.29%
Return on average stockholders' equity	13.41%	9.6	12.23%	3.1	11.86%

(2)  For the fiscal years ended December 31, 2005, 2004, 2003, average total assets amounted to $729,163, $657,645, and $592,671 with average stockholders' equity totaling $70,699, $67,700, $64,650, respectively.

NET INCOME

Net Interest Income

Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and investment securities, and interest paid on deposits and borrowed funds.  Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits, and borrowed funds.

The Bank maintained net interest margins in 2005, 2004, 2003 of 4.31%, 4.23%, and 4.30%, respectively, as compared to management's long-term target of 4.35%. Net interest margins have been compressed at the bank and industry-wide as we have recently experienced almost fifty-year lows in market interest rates.  The bank has sought to increase the volume of loan outstandings, and correspondingly reduce the amount of investments held, to enhance interest income through having more assets in the higher-earning loan category.  Fully-tax-equivalent net interest income grew from $23,774 in 2003 to $25,846 in 2004 and $29,074 in 2005.  During the three-year period, total fully-tax-equivalent interest income increased by 5.7% from $30,998 in 2003 to $32,784 in 2004 and increased 20.6% in 2005 to $39,533.  Over the same period, total interest expense decreased 4.0% from $7,224 in 2003 to $6,938 in 2004 and increased 50.7% to $10,459 in 2005. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.30% in 2003, 4.2% in 2004 and 4.31% in 2005.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2005, 2004, 2003. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSA's exceed RSL's for a specific repricing period, a positive interest sensitive gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions by a bank or its customers during periods of changing rates, which could significantly change the effects of rate changes than would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2005
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 46,000	$ 0	$ 0	$ 0	$ 0	$ 0
Investment Securities	0	9,099	7,449	19,428	145,186	2,338
Loans (net of non-accruals $405)	131,538	30,034	25,848	31,738	209,459	74,904
Total, RSA	$177,538	$ 39,133	$ 33,297	$ 51,166	$354,645	$ 77,242

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of $100,000 or more	$ 0	$ 55,305	58,390	19,813	16,126	0
All Other Time Deposits	0	37,374	35,749	55,493	15,036	0
Federal Funds Purchased and Securities Sold under Repurchase Agreements	40,165	3,131	0	0	0	0

Total RSL	$ 40,165	$ 95,810	$ 94,139	$ 75,306	$ 31,162	$ 0
RSA-RSL	$137,373	$(56,677)	$(60,842)	$(24,140)	$323,483	$ 77,242
Cumulative RSA-RSL	$137,373	$ 80,696	$ 19,854	$ (4,286)	$319,197	$396,439
Cumulative RSA/RSL	4.42	1.59	1.09	.99	1.95	2.18

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses at a percentage of net loans or the percentage deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company includes the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, in the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $1,275 in 2005, $1,155 in 2004, $960 in 2003. Net loan charge-offs totalled $461 in 2005, $575 in 2004, $591 in 2003 with net charge-offs being centered in consumer purpose loans and commercial and industrial loans in 2005, and consumer purpose loans in 2004 and 2003. The allowance for loan losses as a percentage of net loans was 1.19% at December 31, 2005, 1.27% at December 31, 2004, and 1.27% at December 31, 2003. The higher provision during 2005 was due to an increase in the rate of loan growth.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $(2,919) at December 31, 2005, $1,469 at December 31, 2004, and $4,820 at December 31, 2003.  The market value of investment securities has declined due to rising short-term market rates.  Security gains of $153 and $2 were realized in 2003 and 2005 on sales of $6,376 and $4,000 in short-term available-for-sale securities to supplement liquidity.  No security gains/(losses) were realized in 2004.

Other Income

Other income, net of any securities gains/(losses), increased by 4.9% from $5,964 in 2003 to $6,257 in 2004 and grew 2.4% from $6,257 in 2004 to $6,409 in 2005.  Other income rose in 2003 primarily due to growth in secondary market mortgage loan income.  Mortgage loan activity declined in 2004, but the Bank experienced strong growth in merchant discount income due to higher merchant account volumes.  During 2005, deposit service charge income declined as the economy strengthened and demand deposit balances grew, and higher earnings allowance credits were paid on commercial balances.  This decline was offset by strong growth in secondary market mortgage loan income as we expanded our secondary market mortgage loan program during the second half of 2005.

Other Expenses

Other expenses increased by 5.9% from $17,237 in 2003 to $18,246 in 2004 and 7.0% from $18,246 in 2004 to $19,530 in 2005.  The components of other expenses are salaries and employee benefits of $10,961, $11,359, and $12,459; occupancy and furniture and equipment expenses of $2,171, $2,509, and $2,727; and other operating expenses of $4,105, $4,378, and $4,344 for 2003, 2004, and 2005, respectively.

The increase in salary and employee benefits reflects compensation increases, the increased costs of providing employee benefits, and an increase from 224 to 249 full-time equivalent employees over the three-year period. Also, during 2005, the Job Evaluation Salary Administration Program (JESAP) management committee, with the help of an outside compensation consultant, revised job descriptions and revised salary ranges based on peer bank data.  The JESAP committee was concerned that the bank's employee compensation has trailed the market and, since July, 2005, the committee has moved aggressively to implement a competitive compensation scale that positions the Bank to compete for the best banking talent in our region.  In addition, in June, 2005, thirty-five employees were paid below the minimum salary established for their job position.  It is now the Bank's general practice to pay employees at least the minimum.

The addition of the $5.3 million Conway Banking Office in 2004; the construction, equipping and staffing of the Pawleys Island Banking Office in late 2005; and the 2005 expenditure of approximately $1 million for imaging and data processing equipment and software have impacted occupancy and furniture and equipment expenses.

Non-interest expense should grow in 2006 due to the addition of a new North Conway Banking Office which is under construction.  Also, the examination and professional fees expense category is expected to increase in 2006 due to an increase in legal fees pertaining to the Duncan lawsuit (see Item 1. Legal Proceedings), and due to anticipated Company SEC counsel fees associated with a proxy contest over the election of Directors at the May 9, 2006 Annual Meeting.

Income Taxes

Provisions for income taxes increased 12.3% from $3,497 in 2003 to $3,927 in 2004 and increased 20.9% from $3,927 in 2004 to $4,748 in 2005.  Income tax liability has increased in 2004 and 2005 as income before income taxes has increased 9.4% and 16.5%, respectively.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $6,623, $7,485, and $5,719 at December 31, 2005, 2004, 2003 with liabilities, consisting of cash dividends payable, totalling $3,942, $3,352, and $2,870, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF BALANCE SHEET RISK

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2005, the Bank had issued commitments to extend credit of $61.5 million, standby letters of credit of $6.5 million, and no commitments to purchase securities (see NOTE 10 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Obligations under noncancelable operating lease agreements totaled $19 thousand at December 31, 2005.  These obligations are payable over several years as shown in NOTE 11 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.

CAPITAL RESOURCES

Total stockholders' equity was $70,559, $67,585, $64,623 at December 31, 2005, 2004, 2003, representing 8.89%, 10.06%, and 10.73% of total assets, respectively. At December 31, 2005, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

ITEM 7.A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income - Net Interest Income).  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

 NOTES TO FINANCIAL STATEMENTS

1 - 2 3 4 5 6 7 8 - 25

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005.  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CNB Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management's assessment that CNB Corporation  maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Elliott Davis, LLC

Columbia, South Carolina
January 26, 2006

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (Fair value $4,218 in 2005 and $4,765 in 2004)

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
      issued 789,774 shares in 2005 and 2004
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income (loss)

   Less 1,240 in 2005 and 1,129 in 2004 shares held in Treasury at cost
         Total stockholders' equity

    2005

$   33,461

46,000

176,363

4,120

1,459

503,926
      5,918
498,008

20,574

5,454

        7,910

$  793,349

$  135,082
    532,023
667,105

43,296
2,197
3,942
        6,250
    722,790

7,898
43,547
21,094
      (1,810)
70,729
           170
      70,559
 $  793,349

2004 $ 25,793 - 209,994 4,519 1,314 406,983 5,104 401,879 17,628 4,682 5,760 $671,569 $ 118,580 441,784 560,364 33,950 2,895 3,352 3,423 603,984 7,898 43,543 15,558 734 67,733 148 67,585 $ 671,569

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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK (1)
  (1) Adjusted for effects of 10% stock dividend paid in 2004.

2005 $ 30,953 6,463 881 7,344 782 39,079 9,779 649 31 10,459 28,620 1,275 27,345 3,410 2,999 2 6,411 9,484 2,975 1,185 1,542 513 514 1,045 2,272 19,530 14,226 4,748 $ 9,478 $ 12.02	2004 $ 24,351 6,656 957 7,613 327 32,291 6,578 348 12 6,938 25,353 1,155 24,198 3,504 2,753 - 6,257 8,682 2,677 1,130 1,379 447 445 1,228 2,258 18,246 12,209 3,927 $ 8,282 $ 10.50	2003 $ 22,565 6,623 1,032 7,655 246 30,466 6,877 334 13 7,224 23,242 960 22,282 3,443 2,521 153 6,117 8,295 2,666 1,027 1,144 308 507 1,077 2,213 17,237 11,162 3,497 $ 7,665 $ 9.71

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2005, 2004, and 2003
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumu- lated other compre- hensive income	Treasury stock	Total stock- holders' equity

BALANCE, DECEMBER 31, 2002

   Net income
   Cash dividend declared, $4.00 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($875)

BALANCE, DECEMBER 31, 2003

   Net income
   Cash dividend declared, $4.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($1,075)

BALANCE, DECEMBER 31, 2004

   Net income
   Cash dividend declared, $5 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $1,697

 BALANCE, DECEMBER 31, 2005

718,246 - - - - - 718,246 - - 71,528 - - - - 789,774 - - - - - 789,774	$ 7,182 - - - - - 7,182 - - 716 - - - - 7,898 - - - - - $7,898	$ 34,783 - - - 18 - 34,801 - - 8,726 - - 16 - 43,543 - - - 4 - $43,547	$ 15,318 7,665 (2,870) - - - 20,113 8,282 (3,352) (9,442) (43) - - - 15,558 9,478 (3,942) - - - $21,094	$ 3,944 - - - - (1,313) 2,631 - - - - - - (1,897) 734 - - - - (2,544) $(1,810)	$ (102) - - (2) - - (104) - - - - (44) - - (148) - - (22) - - $ (170)	$ 61,125 7,665 (2,870) (2) 18 (1,313) 64,623 8,282 (3,352) - (43) (44) 16 (1,897) 67,585 9,478 (3,942) (22) 4 (2,544) $70,559

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2005 $ 9,478 (2,543) (1) $ 6,934	2004 $ 8,282 (1,897) - $ 6,385	2003 $ 7,665 (1,209) (104) $ 6,352

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision for deferred income taxes
      Loss on disposal of equipment
      Gain on sale of investment securities available for sale
      Gain on sale of foreclosed assets
      Writedown on foreclosed assets
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
   Purchase of equity securities
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase in deposits
   Increase in securities sold under repurchase agreements
   Increase (decrease) in United States Treasury demand notes
   Cash paid for fractional shares
   Treasury stock transactions, net
            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS, END OF YEAR
CASH PAID FOR
   Interest
   Income taxes

   2005

$   9,478

983
1,275
(613)
-
(2)
(23)
14

(772)
(409)
       3,315
     13,246

4,005
399
26,394
(1,006)
-
103
(97,418)
(145)
   (3,929)
 (71,597)

(3,352)
106,741
9,346
(698)
-
        (18)
 112,019

53,668

   25,793

$ 79,461

$   9,418
 $   5,038

     2004

$   8,282

895
1,155
219
-
-
-
-

(324)
(1,188)
      (219)
     8,820

-
3,562
72,102
(103,048)
532
231
(45,835)
(30)
   (1,987)
 (74,473)

(2,870)
57,251
9,190
1,925
(43)
        (28)
  65,425

(228)

   26,021

$ 25,793

$   6,787
$   3,911

     2003

$   7,665

739
960
(255)
10
(153)
-
-

169
(30)
      135
   9,240

6,529
5,134
80,913
(105,773)
-
-
(37,003)
-
  (5,368)
(55,568)

(2,690)
34,804
(1,459)
(5,539)
-
        16
 25,132

(21,196)

   47,217

$ 26,021

$  7,552
$  3,695

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2005, the Company had concentrations of loans to the following classes of borrowers or industries: Land Subdivision and Development, Single Family Housing, and Lessors of Non-Residential Buildings.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2005 was $19,518,000 $22,538,000 and $24,724,000 respectively.  These amounts represented 26.86%, 31.02%, and 34.03% of Total Capital, as defined for regulatory purposes, for the same period, also respectively.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans with high loan-to-value ratios, interest-only payment loans, and balloon payment loans. Management monitors loans with loan-to-values in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities and maintains total loans with loan-to-value exceptions within regulatory limitations. Management monitors and manages other loans with high loan-to-value ratios, interest-only payment loans, and balloon payment loans within levels of risk acceptable to Management.  The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.

The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities.  In the opinion of Management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

 (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Allowance for loan losses

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio.  In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.  Loans are charged against the allowance at such time as they are determined to be losses.  Subsequent recoveries are credited to the allowance.  Management considers the year-end allowance adequate to cover losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $476,000, $426,000 and $504,000, were included in the Company's results of operations for 2005, 2004, and 2003, respectively.

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

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2003 and 2004 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2005.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 788,496 in 2005, 789,006 in 2004 and 789,290 in 2003.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share for 2003 has been adjusted to reflect the 10% stock dividend issued in 2004.

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented.  SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures.  The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of Issue No. 03-1was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 - "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This final guidance eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards, continued

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk."  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005.  The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107 either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration."  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented.  The Company adopted this disclosure standard effective December 31, 2005.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2005 and 2004 were approximately $17,493,000 and $15,392,000, respectively.

(Continued)

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

December 31, 2005 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Federal agencies
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

   Mortgage Backed
      Over ten years

    CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years

      Total held to maturity

Cost $ 29,047 132,739 161,786 2,689 10,454 3,438 16,581 684 329 $ 179,380 $ 935 3,185 4,120 $ 4,120	Gains $ 53 10 63 7 192 131 330 - - $ 393 $ 5 93 98 $ 98	Losses $ 153 3,209 3,362 1 - 2 3 45 - $ 3,410 $ - - - $ -	Value $ 28,947 129,540 158,487 2,695 10,646 3,567 16,908 639 329 $ 176,363 $ 940 3,278 4,218 $ 4,218

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued

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

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (tabular amounts in thousands):

Available for Sale
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Federal agencies	$ 18,419	$ 290	119,958	3,072	138,377	3,362

Mortgage backed	1,495	3	639	45	2,134	48

Total	$ 19,914	293	120,597	3,117	140,511	3,410

     Securities classified as available-for-sale are recorded at fair market value.  Approximately 91% of the unrealized losses, or forty-nine individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

     Investment securities with an aggregate par value $122,980,000 at December 31, 2005 and $99,580,000 at December 31, 2004 were pledged to secure public deposits and for other purposes.

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

The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2005 $ 116 1,343 $ 1,459	2004 $ 116 1,198 $ 1,314

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2005 $ 324,475 50,210 84,474 41,400 1,912 1,455 $ 503,926	2004 $ 262,543 39,525 66,184 35,583 1,582 1,566 $ 406,983

     The Bank's loan portfolio consisted of $371,983,000 and $286,918,000 in fixed rate loans as of December 31, 2005 and 2004, respectively.  Fixed rate loans with maturities in excess of one year amounted to $284,363,000 and $228,454,000 at December 31, 2005 and 2004, respectively.  The Bank has an available line of credit from the FHLB.  The line is secured by a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

For the years ended December 31,
	2005	2004	2003
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 5,104 360 1,275 (821) $ 5,918	$ 4,524 242 1,155 (817) $ 5,104	$ 4,155 291 960 (882) $ 4,524

     At December 31, 2005 and 2004, non-accrual loans totaled $405,000 and $880,000, respectively.  The total amount of interest earned on non-accrual loans was $7,000 in 2005, $28,000 in 2004 and $9,000 in 2003.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $34,000 in 2005, $69,000 in 2004 and $26,000 in 2003.  Foregone interest on non-accrual loans totaled $26,000 in 2005, $41,000 in 2004, and $19,000 in 2003. As of December 31, 2005 and 2004, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT
     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2005	2004
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 22,512 6,642 29,154 8,814 20,340 234 $ 20,574	$ 20,691 6,824 27,515 9,962 17,553 75 $ 17,628

     Depreciation and amortization of premises and equipment charged to operating expense totaled $983,000 in 2005, $895,000 in 2004 and $739,000 in 2003.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2005	2004
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 232,855 55,546 85,418 149,634 143,652 $ 667,105	$190,005 49,180 90,955 100,042 130,182 $560,364

     Interest paid on certificates of deposit of $100,000 or more totaled $3,649,000 in 2005, $2,046,000 in 2004 and $1,929,000 in 2003.

     At December 31, 2005, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2006 2007 2008 2009 2010	$ 262,124 16,292 4,901 3,897 6,072 $293,286

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2005 $ 43,296 33,167 43,296 2.29% 1.92%	2004 $ 33,950 29,194 33,950 1.43% 1.19%

(Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at The Bankers Bank.  Federal agency and municipal securities with a book value of $44,052,000 ($43,383,000 fair value) and $38,711,000 ($39,178,000 fair value) at December 31, 2005 and 2004, respectively, are used as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

     At December 31, 2005, the Bank had unused short-term lines of credit totaling $36,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 3.96 percent.  The note is secured by Federal agency securities with a market value of $3,950,000 at December 31, 2005.  The amount outstanding under the note totaled $2,197,000 and $2,895,000 at December 31, 2005 and 2004, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $108,795,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  At December 31, 2005 and 2004, respectively, there were no borrowings under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2005		2004		2003
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $4,841 (316) 283 (60) $4,748	% 34.0% (2.22) 1.98 (.38) 33.38%	Amount $4,151 (347) 248 (125) $3,927	% 34.0% (2.84) 2.03 (1.03) 32.16%	Amount $3,795 (373) 229 (154) $3,497	% 34.0% (3.34) 2.05 (1.38) 31.33%

(Continued)

NOTE 9 - INCOME TAXES, Continued

          The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (tabular amounts in thousands):

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

      Gross deferred tax liabilities

      Net deferred tax asset (liability)

2005 $ 2,030 475 174 1,207 77 3,963 - 3,963 - (397) (397) $3,566	2004 $ 1,567 379 151 - 36 2,133 389 1,744 (489) (428) (917) $ 827

             The net deferred tax asset is included in other assets at December 31, 2005 and 2004.

     A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2005 tax benefit of $1,697,000 and the 2004 deferred tax benefit of $1,075,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2005 $ 5,362 429 5,791 (1,043) $ 4,748	2004 $ 3,383 325 3,708 219 $ 3,927	2003 $ 3,524 347 3,871 (374) $ 3,497

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

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2005 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 61,536 $ 6,522

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2005, the Bank was obligated under non-cancelable operating leases on land used for a branch office and a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under these agreements at December 31, 2005 were (tabular amounts in thousands):

Payable in year ending 2006 2007 2008 2009 2010 and thereafter Total future minimum payments required	Amount $ 6 6 5 2 - $ 19

      Lease payments under all operating leases charged to expense totaled $6,000 in 2005, $5,000 in 2004 and $5,000 in 2003.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

         Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.

NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

         Directors and executive officers of the Company and the Bank and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Additional transactions may be expected to take place in the future.  Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features.

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2005 $ 1,269 1,658 658 $ 2,269	2004 $ 1,305 664 700 $ 1,269

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $2,629,000 and $2,622,000 at December 31, 2005 and 2004, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2005, 2004 and 2003, $624,000, $595,000, and $558,000, respectively, were charged to operations under the plan.

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

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary.  The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2005, 2004, and 2003 the Bank had $61,129, $75,400, and $136,185 in income and $64,089, $48,957, and $50,161 of expense associated with this plan, respectively.  The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank further maintains the value of awards in amounts equal to the future value of the Company' stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2005, 2004 and 2003, $367,946, $122,278, and $251,506, respectively, was charged to operations under the plan.

NOTE 15 - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

     The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios as of December 31, 2005 and 2004 are presented as follows (dollar amounts in thousands):

Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2005
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

As of December 31, 2004
  Total Capital (to risk
    weighted assets)
  Tier I Capital (to risk
    weighted assets)
  Tier I Capital (to average assets)

Amount $ 74,461 68,543 68,543 $ 67,786 62,682 62,682	Ratio 14.27% 13.18 9.40 15.87% 14.68 9.54	Amount $ 41,733 20,866 29,161 $ 34,162 17,081 26,268	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 52,166 31,300 36,452 $ 42,702 25,621 32,835	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2005 Carrying Fair		2004 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

	Amount $33,461 46,000 176,363 4,120 1,459 503,926 667,105 43,296 2,197	Value $33,461 46,000 176,363 4,218 1,459 494,711 666,640 43,296 2,197	Amount $25,793 - 209,994 4,519 1,314 406,983 560,364 33,950 2,895	Value $25,793 - 209,994 4,765 1,314 403,226 560,343 33,950 2,895

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS

Commitments to extend credit	$61,536	$ -	$45,644	$ -

Standby letters of credit	6,522	-	3,328	-

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $170 and $148 of treasury stock)	2005 $ 6,623 66,733 1,109 36 $ 74,501 $ 3,942 70,559 $ 74,501	2004 $ 7,485 63,416 - 36 $ 70,937 $ 3,352 67,585 $ 70,937

(Continued)

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME Dividend from bank subsidiary Other income EXPENSES Sundry Income before equity in undistributed net income of bank subsidiary EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY Net income	2005 $ 3,677 2 62 3,617 5,861 $ 9,478	2004 $ 3,387 - 55 3,332 4,950 $ 8,282	2003 $ 3,097 - 54 3,043 4,622 $ 7,665

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

INVESTING ACTIVITIES
   Purchase of land
   Proceeds from sale of land

         Net cash provided (used) by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Treasury stock transactions, net
   Cash paid for fractional shares

         Net cash used for financing activities

         Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2005 $ 9,478 (5,861) 3,617 (1,109) - (1,109) (3,352) (18) - (3,370) (862) 7,485 $ 6,623	2004 $ 8,282 (4,950) 3,332 - 1,812 1,812 (2,870) (28) (43) (2,941) 2,203 5,282 $ 7,485	2003 $ 7,665 (4,622) 3,043 (806) - (806) (2,690) 16 - (2,674) (437) 5,719 $ 5,282

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2005 and 2004 is as follows (amounts, except per share data, in thousands):

Quarter ended
March 31	June 30	September 30	December 31

   2005
Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 8,785 2,005 6,780 285 6,495 1,448 4,598 3,345 1,112 $ 2,233 $ 2.83 788,601	$ 9,402 2,373 7,029 250 6,779 1,679 4,804 3,654 1,182 $ 2,472 $ 3.14 788,538	$ 10,242 2,888 7,354 265 7,089 1,798 4,852 4,035 1,305 $ 2,730 $ 3.46 788,497	$ 10,650 3,193 7,457 475 6,982 1,486 5,276 3,192 1,149 $ 2,043 $ 2.59 788,348
Quarter ended
March 31	June 30	September 30	December 31

   2004
Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share (1)

Weighted average shares outstanding (1)

$ 7,636 1,619 6,017 235 5,782 1,354 4,195 2,941 932 $ 2,009 $ 2.55 789,195	$ 7,843 1,650 6,193 210 5,983 1,626 4,436 3,173 1,140 $ 2,033 $ 2.57 789,241	$ 8,191 1,774 6,417 315 6,102 1,806 4,506 3,402 935 $ 2,467 $ 3.13 789,124	$ 8,621 1,895 6,726 395 6,331 1,471 5,109 2,693 920 $ 1,773 $ 2.25 788,464

(1) The quarters ended March 31 and June 30, 2004 have been adjusted for effects of the 10% stock dividend declared in September 2004.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, were effective.

Internal Control over Financial Reporting

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2005.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2005, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on management's assessment, of the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  January 26, 2006

/s/R. Phil Hucks	/s/Paul R. Dusenbury
R. Phil Hucks	Paul R. Dusenbury
President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

ITEM 9A.  CONTROLS AND PROCEDURES - Continued

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

     We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005.  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CNB Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management's assessment that CNB Corporation  maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Elliott Davis, LLC

Columbia, South Carolina
January 26, 2006

ITEM 9A.  CONTROLS AND PROCEDURES - Continued

(c) There has been no change in the Company's internal control over financial reporting identified in connection with management's assessment thereof that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's Proxy Statement filed in connection with the Company's 2006 Annual Meeting of the Shareholders (the "2006 Proxy Statement") is incorporated herein by reference.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer and principal accounting officer.  The Company will provide a copy of the Code of Ethics to any person, without charge, upon request to: Corporate Secretary, CNB Corporation, 1400 Third Avenue, Conway, South Carolina 29526.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The information set forth in the 2006 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the captions "Executive Compensation Committee Report for the period June 14 through December 31, 2005" and "Performance Graphs" is not incorporated herein by reference.

ITEM 12.  SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2006 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

The Company does not have any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the 2006 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

ITEM 14.  PRINCIPLE ACCOUNTING FEES AND SERVICES

The information set forth in the 2006 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm
Consolidated Statements of Condition - December 31, 2005 and 2004
Consolidated Statements of Income - Years ended December 31, 2005, 2004, 2003
Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Comprehensive Income - Years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

(b) EXHIBITS
See Exhibit Index.

(c) FINANCIAL STATEMENT SCHEDULES

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

CNB Corporation

/s/R.Phil Hucks, President
R. Phil Hucks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.

    Signature                                                          Capacity

/s/H. Buck Cutts                                                  Interim Chairman of the Board
H. Buck Cutts

/s/R. Phil Hucks                                                  President and Director
R. Phil Hucks

/s/Paul R. Dusenbury                                         Executive Vice President, Chief Financial Officer, Treasurer and Director
Paul R. Dusenbury

/s/Virginia B. Hucks                                           Secretary
Virginia B. Hucks

/s/L. Ford Sanders, II                                          Assistant Treasurer and Chief Accounting Officer
L. Ford Sanders, II

/s/William R. Benson                                        Director
William R. Benson

/s/Richard M. Lovelace, Jr.                               Director
Richard M. Lovelace, Jr.

/s/Howard B. Smith, III                                     Director
Howard B. Smith, III

EXHIBIT INDEX

Exhibit
Number

     3.1   Articles of Incorporation - The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3(a)
             which was filed with a Form 8-A dated June 24, 1998.

     3.2   By-laws of the Company as amended June 14, 2005.

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

   10.3   Executive Compensation Agreement, dated as of June 14, 2005, between the company and R. Phil Hucks (incorporated by reference to Form 8-K filed September 12, 2005).

   10.4   Executive Compensation Agreement, dated as of June 14, 2005, between the company and Paul R. Dusenbury (incorporated by reference to Form 8-K filed September 12, 2005).

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

   32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

   32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.