Form 10-Q
period 2006-03-31
CNB CORP /SC/
filed 2006-05-10
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No.

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date: 788,501 shares of common stock, par value $10 per share, May 1, 2006.

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:	March 31,	December 31,	March 31,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 32,402	$ 33,461	$ 26,710
Investment Securities	3,436	4,120	4,299
(Fair values of $3,512 at March 31, 2006, $4,218 at December 31, 2005, and $4,479 at March 31, 2005)
Securities Available for Sale	176,962	176,363	193,068
(Amortized cost of $180,354 at March 31, 2006,
$179,380 at December 31, 2005, and $194,629 at
March 31, 2005)
Federal Funds sold and securities purchased under
agreement to resell	29,000	46,000	15,000
Loans:
Total loans	516,344	503,926	430,778
Less allowance for possible loan losses	(6,099)	(5,918)	(5,339)
Net loans	510,245	498,008	425,439
Bank premises and equipment	20,938	20,574	17,872
Other assets	15,187	14,823	12,212
Total assets	$788,170	$793,349	$694,600

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 136,797	$ 135,082	$ 127,008
Interest-bearing	535,729	532,023	464,263
Total deposits	672,526	667,105	591,271
Federal funds purchased and securities sold under
agreement to repurchase	35,705	43,296	28,791
Other short-term borrowings	611	2,197	1,879
Other liabilities	6,608	10,192	4,527
Total liabilities	715,450	722,790	626,468

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2006 and 2005; issued
789,774 in 2006 and 2005
Surplus	43,547	43,547	43,543
Undivided Profits	23,480	21,094	17,790
Net Unrealized Holding Gains (Losses)	(2,035)	(1,810)	(936)
On Available-For-Sale Securities
Less: Treasury stock	(170)	(170)	(163)
Total stockholders' equity	72,720	70,559	68,132
Total liabilities and stockholders' equity	$788,170	$793,349	$694,600

CNB Corporation and Subsidiary Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$ 9,313	$ 6,803
Interest on investment securities:
Taxable investment securities	1,447	1,689
Tax-exempt investment securities	207	230
Interest on federal funds sold and securities purchased under agreement to resell	352	63
Total interest income	11,319	8,785
Interest Expense:
Interest on deposits	3,596	1,855
Interest on federal funds purchased and securities
sold under agreement to repurchase	232	146
Interest on other short-term borrowings	9	4

Total interest expense	3,837	2,005
Net interest income	7,482	6,780
Provision for loan losses	275	285

Net interest income after provision for loan losses	7,207	6,495
Other income:
Service charges on deposit accounts	831	826
Gains/(Losses) on sale of securities available-for-sale	(6)	2
Other operating income	683	620
Total other income	1,508	1,448

Other expenses:
Salaries and employee benefits	3,277	2,990
Occupancy expense	804	680
Other operating expenses	1,123	928
Total operating expenses	5,204	4,598
Income before income taxes	3,511	3,345
Income tax provision	1,124	1,112
Net income	2,387	2,233

Net income per weighted average shares outstanding	$ 3.03	$ 2.83

Cash dividend paid per share	$ 0	$ 0

Book value per actual number of shares outstanding	$ 92.22	$ 86.40

Weighted average number of shares outstanding	788,532	788,601

Actual number of shares outstanding	788,531	788,532

CNB Corporation and Subsidiary Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

Three Months Ended March 31,
	2006 2005

Net Income	$ 2,387	$ 2,233

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	(225)	(1,670)

Net Comprehensive Income/(Loss)	$ 2,162	$ 563

CNB Corporation and Subsidiary Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2006	2005
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,547	43,543
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	0	None
Balance at end of period	43,547	43,543

Undivided profits:
Balance, January 1	21,093	15,558
Net Income	2,387	2,233
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	23,480	17,790

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	(1,810)	734
Change in net unrealized gains/(losses)	(225)	(1,670)
Balance at end of period	(2,035)	(936)

Treasury stock:
Balance, January 1	(170)	(148)
(1,240 shares in 2006; 1,129 shares in 2005)
Purchase of treasury stock	0	(15)
Reissue of treasury stock	0	None
Balance at end of period	(170)	(163)
(1,243 shares in 2006; 1,242 shares in 2005)

Total stockholders' equity	$72,720	$68,132

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net Income	$ 2,387	$ 2,233
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	302	250
Provision for loan losses	275	285
Provision for deferred income taxes	(125)	(947)
(Gain)/Loss on sale of investment securities	6	(2)
(Increase)/decrease in accrued interest receivable	(52)	113
(Increase)/decrease in other assets	(189)	378
Increase in other liabilities	406	2,154

Net cash provided by operating activities	3,010	4,464

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	0	4,002
Proceeds from paydowns of mortgage-backed securities available for sale	270	0
Proceeds from maturities/calls of investment securities held to maturity	685	220
Proceeds from maturities/calls of investment securities available for sale	8,019	11,140
Purchase of investment securities available for sale	(9,260)	(1,000)
Net (increase)/decrease in federal funds sold	17,000	(15,000)
Net (increase) in loans	(12,418)	(23,795)
Premises and equipment expenditures	(666)	(494)

Net cash provided by/(used for) investing activities	3,630	(24,927)

FINANCING ACTIVITIES
Dividends paid	(3,943)	(3,352)
Net increase in deposits	5,421	30,907
Net increase/(decrease) in securities sold under repurchase agreement	(7,591)	(5,159)
Net increase/(decrease) in other short-term borrowings	(1,586)	(1,016)

Net cash provided by/(used for) financing activities	(7,699)	21,380

Net increase/(decrease) in cash and due from banks	(1,059)	917

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	33,461	25,793

CASH AND DUE FROM BANKS, March 31, 2006 AND 2005	$32,402	$26,710

CASH PAID FOR:
Interest	$ 3,326	$ 1,950
Income taxes	$ 214	$ 214

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, which was 788,532 shares for the three-month period ended March 31, 2006 and 788,601 shares for the three-month period ended March 31, 2005.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company  does note believe the adoption of  SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amount of these reserve balances for the three-month period ended March 31, 2006 and for the year ended December 31, 2005 were approximately $18,301 and $17,493, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $183,382 at March 31, 2006 and $122,980 at December 31, 2005 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at March 31, 2006 and at December 31, 2005.

	March 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 41,022	$ 18	$ 404	$ 40,636	3.57%
One to five years	123,007	-	3,243	119,764	3.54
	164,029	18	3,647	160,400	3.55

Mortgage Backed Securities
Over ten years	408	-	30	378	3.62

State, county and municipal
Within one year	2,931	12	-	2,943	5.98
One to five years	10,777	219	5	10,991	6.29
Six to ten years	1,877	42	1	1,918	6.43
	15,585	273	6	15,852	6.25

Other-CRA Qualified Investment Fund	332	-	-	332	-

Total available for sale	$180,354	$ 291	$3,683	$176,962	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 705	$ 7	$ -	$ 712	7.49%
One to five years	2,731	69	-	2,800	7.21
	3,436	76	-	3,512	7.26

Total held to maturity	$ 3,436	$ 76	$ -	$ 3,512	7.26%

(1) Tax equivalent adjustment based on a 34% tax rate

As of March 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(2,035) as of March 31, 2006.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 29,047	$ 53	$ 153	$ 28,947	4.08%
One to five years	132,739	10	3,209	129,540	3.41
	161,786	63	3,362	158,487	3.53

Mortgage Backed Securities
Over ten years	684	-	45	639	3.62

State, county and municipal
Within one year	2,689	7	1	2,695	5.72
One to five years	10,454	192	-	10,646	6.10
Six to ten years	3,438	131	2	3,567	6.86
	16,581	330	3	16,908	6.20

Other-CRA Qualified Investment Fund	329	-	-	329	-%

Total available for sale	$179,380	$ 393	$ 3,410	$176,363	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 5	$ -	$ 940	7.55%
One to five years	3,185	93	-	3,278	7.20
Six to ten years	4,120	98	-	4,218	7.28

Total held to maturity	$ 4,120	$ 98	$ -	$ 4,218	7.28%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(1,810) as of December 31, 2005.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2006 and December 31, 2005 by major classification:

	March 31,	December 31,
	2006	2005

Real estate loans - mortgage	$ 337,624	$ 324,475
- construction	52,850	50,210
Commercial and industrial loans	82,098	84,474
Loans to individuals for household,
family and other consumer expenditures	41,694	41,400
Agricultural	1,621	1,912
All other loans, including overdrafts	457	1,455
Gross loans	$ 516,344	503,926
Less allowance for loan losses	(6,099)	(5,918)
Net loans	$ 510,245	$ 498,008

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005 and the year ended December 31, 2005 are summarized as follows:

	Three-Months Ended
	March 31, December 31,
	2006	2005	2005

Balance, beginning of period	$ 5,918	$ 5,104	$ 5,104
Charge-offs:
Commercial, financial, and agricultural	21	70	324
Real Estate - construction and mortgage	1	1	52
Loans to individuals	165	93	445
Total charge-offs	$ 187	$ 164	$ 821
Recoveries:
Commercial, financial, and agricultural	$ 40	$ 32	$ 76
Real Estate - construction and mortgage	0	5	85
Loans to individuals	53	77	199
Total recoveries	$ 93	$ 114	$ 360
Net charge-offs/(recoveries)	$ 94	$ 50	$ 461
Additions charged to operations	$ 275	$ 285	$ 1,275
Balance, end of period	$ 6,099	$5,339	$ 5,918

Ratio of net charge-offs during the period
to average loans outstanding during the period	.02%	.01%	.10%

The entire balance is available to absorb future loan losses.

At March 31, 2006 and December 31, 2005 loans on which no interest was being accrued totaled approximately $410 and $405, respectively.  The Company had no foreclosed real estate at March 31, 2006 or December 31, 2005; and loans 90 days past due and still accruing totaled $136 and $277, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2006 and December 31, 2005 is summarized as follows:

	March 31,	December 31,
	2006	2005

Land and buildings	$ 22,572	$ 22,512
Furniture, fixtures and equipment	6,828	6,642
Construction in progress	655	234
	$ 30,055	$ 29,388

Less accumulated depreciation and amortization	9,117	8,814
	$ 20,938	$ 20,574

     Depreciation and amortization of bank premises and equipment charged to operating expense was $302 for the three-month period ended March 31, 2006, and $983 for the year ended December 31, 2005.  The construction in process is primarily related to the construction of a new banking office in Conway, South Carolina.  Land, construction and equipment costs are estimated at $1,775.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2006 and December 31, 2005, certificates of deposit of $100,000 or more included in time deposits totaled approximately $156,394 and $149,634, respectively.  Interest expense on these deposits was approximately $1,572 for the three-month period ended March 31, 2006 and $3,649 for the year ended December 31, 2005.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2006 and December 31, 2005, securities sold under repurchase agreements totaled $35,705 and $43,296, respectively.  Securities with a book value of $47,055 ($46,198 market value) and $44,055 ($43,383 market value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 2.43 percent and 1.96 percent at March 31, 2006 and December 31, 2005, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2006, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $40,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,937 at March 31, 2006.  The amount outstanding under the note totaled $611 and $2,197 at March 31, 2006 and December 31, 2005, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $116,818 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no amounts outstanding under the agreement at March 31, 2006 and December 31, 2005.

NOTE 9 - INCOME TAXES

     Income tax expense for the three-months ended March 31, 2006 and March 31, 2005 on pretax income of $3,511 and $3,345 totaled $1,124 and $1,112, respectively. The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to litigation matters, both as plaintiff and as defendant, arising from its normal operations.  Certain of the Company's directors and executive officers are involved in litigation arising from actions taken by them in their capacity as such.  If they are wholly successful on the merits, the Company may be required to indemnify their legal fees and expenses.  No material losses are anticipated in connection with any of these matters at March 31, 2006.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2006
Loan Commitments	$ 67,666
Standby letters of credits	6,753

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month period ended March 31, 2006 and the year ended December 31, 2005, $168 and  $634, respectively, was charged to operations under the plan.

NOTE 12 - REGULATORY MATTERS

     The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  The regulations require the Bank and the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the table.  The Company's actual capital ratios are also presented in the table below as of March 31, 2006:

To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$80,854	15.28%	42,331	8.0%	$52,913	10.0%

Tier I Capital (to risk weighted assets)	74,755	14.13	21,165	4.0	31,748	6.0

Tier I Capital (to average assets)	74,755	9.58	31,214	4.0	39,018	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2006	2005
Cash	$ 2,630	$ 4,070
Investment in subsidiary	68,944	64,025
Fixed Assets	1,109	-
Other assets	37	37
	$ 72,720	$ 68,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	72,720	68,132
	$ 72,720	$ 68,132

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2006	2005
EQUITY IN NET INCOME OF SUBSIDIARY	$ 2,436	$ 2,281
OTHER INCOME	0	0
OTHER EXPENSES	(49)	(48)
Net Income	$ 2,387	$ 2,233

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the corporation's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the corporation's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2006 and for the three-month periods ending March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans have increased 19.9% from $430,778 at March 31, 2005 to $516,344 at March 31, 2006 and have increased as a percentage of total assets from 62.0% to 64.7% over the same period.  Loan demand in our market area has remained solid in 2005 and 2006 in part due to overall lower interest rates coupled with a strong coastal real estate market.  During the second half of 2005, the Board of Directors increased the loan to asset target ratio to a 60% to 70% range.  Securities and federal funds sold have decreased as a percentage of total assets from 30.6% at March 31, 2005 to 26.6% at March 31, 2006.  This level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 18.3% at March 31, 2005 to 17.4% at March 31, 2006. As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of demand deposits to decline over the long-term. Interest-bearing deposits have increased from 66.8 % of total assets at March 31, 2005 to 68.0% at March 31, 2006 while securities sold under agreement to repurchase have increased from 4.2% to 4.5% over the same period.

The following table sets forth the percentage relationship to total assets of significant components of the corporation's balance sheets as of March 31, 2006 and 2005:

	March 31,
	2006	2005
Assets:
Earning assets:
Loans	64.7%	62.0%
Investment securities	.4	.6
Securities Available for Sale	22.5	27.8
Federal funds sold and securities purchased under agreement to resell	3.7	2.2
Total earning assets	91.3	92. 6
Other assets	8.7	7.4
Total assets	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	68.0%	66.8%
Federal funds purchased and securities sold under agreement to repurchase	4.5	4.2
Other short-term borrowings	.1	.3
Total interest-bearing liabilities	72.6	71.3
Non-interest-bearing deposits	17.4	18.3
Other liabilities	.8	.6
Stockholders' equity	9.2	9.8
Total liabilities and stockholders' equity	100.0%	100.0%

RESULTS OF OPERATIONS

CNB Corporation experienced earnings for the three-month periods ended March 31, 2006 and 2005 of $2,387 and $2,233, respectively, resulting in a return on average assets of 1.22% and 1.30% and a return on average stockholders' equity of 13.31% and 13.09%.

The earnings were primarily attributable to net interest margins in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support the growth in total assets. Total assets have increased $93,570 or 13.5% from $694,600 at March 31, 2005 to $788,170 at March 31, 2006. The following table sets forth the financial highlights for the three-month periods ending March 31, 2006 and March 31, 2005:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Ended March 31,

	2006	2005	Percent Increase (Decrease)
Net interest income after provision for loan losses	7,207	6,495	11.0%
Income before income taxes	3,511	3,345	5.0
Net Income	2,387	2,233	6.9
Per Share	3.03	2.83	7.1
Cash dividends declared	0	0	-
Per Share	0	0	-
Total assets	788,170	694,600	13.5%
Total deposits	672,526	591,271	13.7
Loans	516,344	430,778	19.9
Investment securities and securities available for sale	180,398	197,367	(8.6)
Stockholders' equity	72,720	68,132	6.7
Book value per share	92.22	86.40	6.7
Ratios (1):
Annualized return on average total assets	1.22%	1.30%	(6.2)%
Annualized return on average stockholders' equity	13.31%	13.09%	1.7%

(1)			For the three-month period ended March 31, 2006 and March 31, 2005, average total assets amounted to $781,468 and $685,494 with average stockholders' equity totaling $71,728 and $68,240, respectively.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2006 and 2005.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

The Bank has maintained net interest margins for the three-month periods ended March 31, 2006 and 2005, of 4.21% and 4.35%, respectively, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed at the bank and industry-wide as we have recently experienced a flat treasury yield curve where short-term rates differ little from longer-term rates.  A return to a more normal upward-sloping yield curve should enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income showed a 10.0% increase from $6,898 for the three-month period ended March 31, 2005 to $7,591 for the three-month period ended March 31, 2006.  During the same period, total fully-tax-equivalent interest income increased by 28.4% from $8,903 to $11,428 and total interest expense increased by 91.4% from $2,005 to $3,837.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased of .14% from 4.35% for the three-month period ended March 31, 2005 to 4.21% for the three-month period ended March 31, 2006.

The table on the following page presents selected financial data and an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2006 and 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 3/31/06			Three Months Ended 3/31/05
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income (2)	$509,137	$ 9,315	7.32%	$419,933	$ 6,803	6.48%
Securities:
Taxable	160,476	1,447	3.61	182,366	1,689	3.70
Tax-exempt	20,008	314	6.25	22,047	348	6.31
Federal funds sold and securities purchased under
agreement to resell	31,849	352	4.42	10,650	63	2.37
Total earning assets	721,470	11,428	6.34	634,996	8,903	5.61
Other assets	59,998			50,498
Total assets	$781,468			$685,494

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$533,925	3,596	2.69	$453,021	1,855	1.64
Federal funds purchased and securities sold under
agreement to repurchase	38,177	232	2.43	37,047	146	1.58
Other short-term borrowings	793	9	4.54	892	4	1.79
Total interest-bearing liabilities	$572,895	$ 3,837	2.68	$490,960	$ 2,005	1.63
Non-interest-bearing deposits	133,473			122,341
Other liabilities	3,372			3,953
Stockholders' equity	71,728			68,240
Total liabilities and stockholders' equity	$781,468			$685,494
Net interest income as a percent of total
earning assets	$721,470	$ 7,591	4.21	$634,996	$ 6,898	4.35

Ratios:
Annualized return on average total assets			1.22			1.30
Annualized return on average stockholders' equity			13.31			13.09
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.18			9.95
Average total deposits			10.75			11.86
Average loans			14.09			16.25
Average earning assets as a percent of
average total assets			92.32			92.63

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 107			$ 118

(2) Includes non-accruing loans. Includes loan fees of $174 and $98 in 2006 and 2005, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2006 and 2005
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006 (1)	2005 (1)	2006 (1)	2005 (1)	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (2)	509,137	419,933	7.32%	6.48%	9,315	6,803	2,512	1,068	1,444
Investment securities:
Taxable	160,476	182,366	3.61%	3.70%	1,447	1,689	(242)	(41)	(201)
Tax-exempt	20,008	22,047	6.25%	6.31%	314	348	(34)	(3)	(31)
Federal funds sold and Securities
purchased under agreement to resell	31,849	10,650	4.42%	2.37%	352	63	289	163	126

Total Earning Assets	721,470	634,996	6.34%	5.61%	11,428	8,903	2,525	1,187	1,338

Interest-bearing Liabilities:

Interest-bearing deposits	533,925	453,021	2.69%	1.64%	3,596	1,855	1,741	1,409	332
Federal funds purchased and securities
sold under agreement to repurchase	38,177	37,047	2.43%	1.58%	232	146	86	82	4
Other short-term borrowings	793	892	4.54%	1.79%	9	4	5	5	0

Total Interest-bearing Liabilities	572,895	490,960	2.68%	1.63%	3,837	2,005	1,832	1,496	336
Interest-free Funds Supporting
Earning Assets	148,575	144,036

Total Funds Supporting Earning Assets	721,470	634,996	2.13%	1.26%	3,837	2,005	1,832	1,496	336

Interest Rate Spread			3.66%	3.98%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.55%	.37%
Net Yield on Earning Assets			4.21%	4.35%	7,591	6,898

(1)  Tax-equivalent adjustment based on a 34% tax rate.  Yields and rates have been annualized.
(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.  Includes loan fees of $174 for 2006 and $98 for 2005

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the Bank to maintain the allowance for loan losses at a percentage based on a level deemed appropriate to cover potential losses identified in the portfolio.

The provision for loan losses was $275 for the three-month period ended March 31, 2006 and $285 for the three-month period ended March 31, 2005.  Net loan charge-offs/(recoveries) totaled $94 for the three-month period ended March 31, 2006 and $50 for the same period in 2005.

The allowance for loan losses as a percentage of net loans was 1.20% at March 31, 2006 and 1.25% at March 31, 2005.  The current allowance is believed adequate to provide for potential losses in the portfolio.

Securities Transactions - At March 31, 2006, December 31, 2005, and March 31, 2005 market value appreciation/(depreciation) in the investment portfolio totaled $(3,316), $(2,919), and $(1,381) respectively.  As indicated, market values have decreased due to higher market interest rates in 2005 and 2006.  Security gains of $2 resulted from the sale of $4,000 in AFS securities during the first quarter of 2005 to supplement liquidity and security losses of $6 were recognized on payments on mortgage-backed securities in 2006.

Other Income - Other income, net of any gains/losses on security transactions, increased by 4.7% from $1,446 for the three-month period ended March 31, 2005 to $1,514 for the three-month period ended March 31, 2006.

This increase in the three-month period ended March 31, 2006, other income was due in part to the expansion of our secondary market mortgage loan program during the second half of 2005.  Income from this program was up 117% from $58 during the first quarter of 2005 to $126 for the same period in 2006.

Other Expenses - Other expenses increased by 13.2% from $4,598 for the three-month period ended March 31, 2005 to $5,204 for the three-month period ended March 31, 2006.  The major components of other expenses are salaries and employee benefits which increased 9.6% from $2,990 to $3,277; occupancy expense which increased 18.2% from $680 to $804; and other operating expenses which increased by 21.0% from $928 to $1,123.

The increase in the three-month period ended March 31, 2006, salaries and employee benefits was due to pay increases and the increased costs of providing employee benefits, particularly health insurance coverage.  Occupancy expense continues to grow due to the addition of new banking facilities and technology.  Looking ahead, the construction and equipping of a new banking office north of Conway, South Carolina, expected to be competed late in the second quarter of 2006, will add to future occupancy expenses.  Also, the Board has given management authority to open two other offices in 2007, to be located in Carolina Forest between Conway and Myrtle Beach and on Highway 9 near Little River, South Carolina.  The other operating expenses category has increased due in part to (1) a 72.1% increase in advertising expense from $77 to $133 as the Bank has increased the marketing budget in 2006 to introduce the Bank's new website and more aggressively seek market share, and (2) a 38.7% increase in legal, audit, and examination fees from $116 to $161.

Income Taxes - Provisions for income taxes increased 1.1% from $1,112 for the three-month period ended March 31, 2005 to $1,124 for the three-month period ended March 31, 2006.  Income before income taxes increased 5.0% from $3,345 to $3,511 during the same period.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.  The Bank has begun construction of a new banking office north of Conway, South Carolina.  Land, construction, and equipment costs are estimated at $1,775.

CAPITAL RESOURCES

Total stockholders' equity was $72,720 and $70,559 at March 31, 2006 and December 31, 2005 representing 9.23% and 8.89% of total assets, respectively.  At March 31, 2006, the Company exceeds quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2005 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

RISKS AND UNCERTAINTIES

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk includes changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates.  Management actively monitors and manages its market risk and interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income - Net Interest Income). Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2006 (1)	3	$155.00	-	-
February 1, - February 28, 2006	0	-	-	-
March 1 - March 31, 2006	0	-	-	-
Total	3	$155.00	-	-

(1)  During the period January 1 -January 31, 2006 the Company purchased three shares of stock from a shareholder, at the request of the shareholder, which are held by the Company as Treasury Stock.

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

Date:  May 9, 2006