Form 10-Q
period 2006-06-30
CNB CORP /SC/
filed 2006-08-09
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date: 785,396 shares of common stock, par value $10 per share, August 1, 2006.

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:	June 30,	December 31,	June 30,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 32,732	$ 33,461	$ 31,047
Investment Securities	3,436	4,120	4,300
(Fair values of $3,494 at June 30, 2006, $4,218 at December 31, 2005, and $4,464 at June 30, 2005)
Securities Available for Sale	176,657	176,363	192,445
(Amortized cost of $180,460 at June 30, 2006,
$179,380 at December 31, 2005, and $193,574 at
June 30, 2005)
Federal Funds sold and securities purchased under
agreement to resell	19,000	46,000	16,000
Loans:
Total loans	557,578	503,926	451,732
Less allowance for possible loan losses	(6,394)	(5,918)	(5,602)
Net loans	551,184	498,008	446,130
Bank premises and equipment	21,260	20,574	17,972
Other assets	17,235	14,823	13,176
Total assets	$821,504	$793,349	$721,070

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 146,387	$ 135,082	$ 134,034
Interest-bearing	536,482	532,023	481,480
Total deposits	682,869	667,105	615,514
Federal funds purchased and securities sold under
agreement to repurchase	32,676	43,296	28,746
Other short-term borrowings	25,187	2,197	1,234
Other liabilities	6,197	10,192	4,726
Total liabilities	746,929	722,790	650,220

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2006 and 2005; issued
789,774 in 2006 and 2005
Surplus	43,547	43,547	43,543
Undivided Profits	25,631	21,094	20,265
Net Unrealized Holding Gains (Losses)
On Available-For-Sale Securities	(2,282)	(1,810)	(678)
Less: Treasury stock	(219)	(170)	(178)
Total stockholders' equity	74,575	70,559	70,850
Total liabilities and stockholders' equity	$821,504	$793,349	$721,070

CNB Corporation and Subsidiary Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$ 10,089	$ 7,349	$19,402	$14,152
Interest on investment securities:
Taxable investment securities	1,503	1,643	2,950	3,332
Tax-exempt investment securities	196	226	403	456
Interest on federal funds sold and securities purchased under agreement to resell	151	184	503	247
Total interest income	11,939	9,402	23,258	18,187
Interest Expense:
Interest on deposits	3,778	2,233	7,374	4,088
Interest on federal funds purchased and securities
sold under agreement to repurchase	289	133	521	279
Interest on other short-term borrowings	86	7	95	11

Total interest expense	4,153	2,373	7,990	4,378
Net interest income	7,786	7,029	15,268	13,809
Provision for loan losses	375	250	650	535

Net interest income after provision for loan losses	7,411	6,779	14,618	13,274
Other income:
Service charges on deposit accounts	822	874	1,653	1,700
Gains/(Losses) on sale of securities available-for-sale	0	0	(6)	2
Other operating income	843	805	1,526	1,425
Total other income	1,665	1,679	3,173	3,127

Other expenses:
Salaries and employee benefits	3,511	3,039	6,788	6,029
Occupancy expense	807	656	1,611	1,336
Other operating expenses	1,390	1,109	2,513	2,037
Total operating expenses	5,708	4,804	10,912	9,402
Income before income taxes	3,368	3,654	6,879	6,999
Income tax provision	1,217	1,182	2,341	2,294
Net income	2,151	2,472	4,538	4,705

Net income per weighted average shares outstanding	$ 2.73	$ 3.13	$ 5.76	$ 5.97

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 94.61	$ 89.86	$ 94.61	$ 89.86

Weighted average number of shares outstanding	788,355	788,538	788,443	788,538

Actual number of shares outstanding	788,216	788,427	788,216	788,427

CNB Corporation and Subsidiary Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$ 2,151	$ 2,472	$ 4,538	$ 4,705

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	(247)	258	(472)	(1,412)

Net Comprehensive Income/(Loss)	$ 1,904	$ 2,730	$ 4,066	$ 3,293

CNB Corporation and Subsidiary Consolidated Statement of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2006	2005
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,547	43,543
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	43,547	43,543

Undivided profits:
Balance, January 1	21,093	15,559
Net Income	4,538	4,705
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	25,631	20,265

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	(1,810)	734
Change in net unrealized gains/(losses)	(472)	(1,412)
Balance at end of period	(2,282)	(678)

Treasury stock:
Balance, January 1	(170)	(148)
(1,240 shares in 2006; 1,129 shares in 2005)
Purchase of treasury stock	(49)	(29)
Reissue of treasury stock	None	None
Balance at end of period	(219)	(178)
(1,558 shares in 2006; 1,242 shares in 2005)

Total stockholders' equity	$74,575	$70,850

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$ 4,538	$ 4,705
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	605	499
Provision for loan losses	650	535
Provision for deferred income taxes	(396)	(1,491)
(Gain)/Loss on sale of investment securities	6	(2)
(Increase)/decrease in accrued interest receivable	(731)	(335)
(Increase)/decrease in other assets	(1,285)	406
Increase in other liabilities	32	2,178

Net cash provided by operating activities	3,419	6,495

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	0	4,002
Proceeds from paydowns of mortgage-backed securities available for sale	276	0
Proceeds from maturities/calls of investment securities held to maturity	685	220
Proceeds from maturities/calls of investment securities available for sale	15,387	12,196
Purchase of investment securities available for sale	(16,744)	(1,000)
Net (increase)/decrease in federal funds sold	27,000	(16,000)
Net (increase) in loans	(53,652)	(44,749)
Premises and equipment expenditures	(1,291)	(843)

Net cash used for investing activities	(28,339)	(46,174)

FINANCING ACTIVITIES
Dividends paid	(3,943)	(3,352)
Net increase in deposits	15,764	55,150
Net increase/(decrease) in securities sold under repurchase agreement	(10,620)	(5,204)
Net increase/(decrease) in other short-term borrowings	22,990	(1,661)

Net cash provided by financing activities	24,191	44,933

Net increase/(decrease) in cash and due from banks	(729)	5,254

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	33,461	25,793

CASH AND DUE FROM BANKS, June 30, 2006 AND 2005	$32,732	$31,047

CASH PAID FOR:
Interest	$ 7,140	$ 4,012
Income taxes	$ 2,532	$ 1,778

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 788,443 shares for the six-month period ended June 30, 2006 and 788,538 shares for the six-month period ended June 30, 2005.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140."  This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.   The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing  contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized serving assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value; and requires separate presentation of servicing assets and servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006.  The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2006 and for the year ended December 31, 2005 were approximately $18,877 and $17,493, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $146,235 at June 30, 2006 and $122,980 at December 31, 2005 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at June 30, 2006 and at December 31, 2005.

	June 30, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 46,002	$ 4	$ 539	$ 45,467	3.559%
One to five years	118,013	-	3,446	114,567	3.658
	164,015	4	3,985	160,034	3.630

Mortgage Backed Securities
Over ten years	886	0	35	851	3.624

State, county and municipal
Within one year	4,883	9	3	4,888	5.353
One to five years	8,936	193	5	9,124	6.710
Six to ten years	1,412	23	3	1,432	6.176
	15,231	225	11	15,444	6.225

Other-CRA Qualified Investment Fund	328	-	-	328	-%

Total available for sale	$180,460	$ 229	$4,031	$176,657	3.851

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,145	$ 10	$ -	$ 1,155	7.511
One to five years	2,291	49	-	2,339	7.138
	3,436	59	-	3,494	7.262

Total held to maturity	$ 3,436	$ 59	$ -	$ 3,494	7.262%

(1) Tax equivalent adjustment based on a 34% tax rate

As of June 30, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(2,282) as of June 30, 2006.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2006 and December 31, 2005 by major classification:

	June 30,	December 31,
	2006	2005

Real estate loans - mortgage	$ 351,405	$ 324,475
- construction	68,064	50,210
Commercial and industrial loans	92,087	84,474
Loans to individuals for household,
family and other consumer expenditures	42,728	41,400
Agricultural	2,767	1,912
All other loans, including overdrafts	527	1,455
Gross loans	$ 557,578	503,926
Less allowance for loan losses	(6,394)	(5,918)
Net loans	$ 551,184	$ 498,008

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarters ended and six-month periods ended June 30, 2006 and 2005, and the year ended December 31, 2005 are summarized as follows:

	Quarter Ended		Six-Months Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005

Balance, beginning of period	$ 6,099	$ 5,339	$ 5,918	$ 5,104	$ 5,104
Charge-offs:
Commercial, financial, and agricultural	64	17	85	87	324
Real Estate - construction and mortgage	5	2	6	3	52
Loans to individuals	166	73	331	166	445
Total charge-offs	$ 235	$ 92	$ 422	$ 256	$ 821
Recoveries:
Commercial, financial, and agricultural	$ 115	$ 7	$ 155	$ 39	$ 76
Real Estate - construction and mortgage	3	78	3	83	85
Loans to individuals	37	20	90	97	199
Total recoveries	$ 155	$ 105	$ 248	$ 219	$ 360
Net charge-offs/(recoveries)	$ 80	$ (13)	$ 174	$ 37	$ 461
Additions charged to operations	$ 375	$ 250	$ 650	$ 535	$ 1,275
Balance, end of period	$ 6,394	$5,602	$ 6,394	$5,602	$ 5,918

Ratio of net charge-offs during the period
to average loans outstanding during the period	.01%	.00%	.03%	.00%	.10%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At June 30, 2006 and June 30 and December 31, 2005 loans on which no interest was being accrued totaled approximately $681, $360, and $405, respectively.  The Company had $19 of foreclosed real estate at June 30, 2006, $14 of foreclosed real estate at June 30, 2005, and no foreclosed real estate at December 31, 2005.  Loans 90 days past due and still accruing interest totaled $475, $129, and $277 at June 30, 2006 and June 30 and December 31, 2005, respectively.

At June 30, 2006 classified assets, the majority consisting of classified loans, were $10,625, up from $8,960 and $8,567 at June 30, 2005 and December 31, 2005, respectively.  At June 30, 2006, classified assets represented 13.72% of total capital (the sum of Tier I Capital and the Allowance for Loan Losses), up from 12.38% and 11.79% at June 30 and December 31, 2005, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2006 and December 31, 2005 is summarized as follows:

	June 30,	December 31,
	2006	2005

Land and buildings	$ 22,572	$ 22,512
Furniture, fixtures and equipment	6,984	6,642
Construction in progress	1,119	234
	$ 30,675	$ 29,388

Less accumulated depreciation and amortization	9,415	8,814
	$ 21,260	$ 20,574

     Depreciation and amortization of bank premises and equipment charged to operating expense was $605 for the six-month period ended June 30, 2006, and $983 for the year ended December 31, 2005.  The construction in process is primarily related to the construction of a new banking office in Conway, South Carolina.  Land, construction and equipment costs are estimated at $1,775.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2006 and December 31, 2005, certificates of deposit of $100,000 or more included in time deposits totaled approximately $155,130 and $149,634, respectively.  Interest expense on these deposits was approximately $3,126 for the six-month period ended June 30, 2006 and $3,649 for the year ended December 31, 2005.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2006 and December 31, 2005, securities sold under repurchase agreements totaled $32,676 and $43,296, respectively.  Securities with a book value of $45,729 ($44,761 market value) and $44,055 ($43,383 market value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 3.87 percent and 1.96 percent at June 30, 2006 and December 31, 2005, respectively.

NOTE 8 - LINES OF CREDIT

     At June 30, 2006, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,927 at June 30, 2006.  The amount outstanding under the note totaled $995 and $2,197 at June 30, 2006 and December 31, 2005, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $125,464 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There was $25,000 outstanding under the agreement at June 30, 2006 and no amount outstanding as of December 31, 2005.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended June 30, 2006 and June 30, 2005 on pretax income of $3,368 and $3,654 totaled $1,217 and $1,182, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  Certain of the Company's directors and former directors are involved in litigation arising from actions taken by them in their capacity as such.  If they are wholly successful on the merits, the Company may be required to indemnify their legal fees and expenses.  The Interim President and CEO of the Company, who is also a director of the Company, is a plaintiff in the suit filed against said directors. No material losses are anticipated in connection with any of these matters at June 30, 2006.

     In the normal course of business, the bank subsidiary is a party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit.  Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet.  The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2006
Loan Commitments	$ 65,738
Standby letters of credits	8,452

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the six-month period ended June 30, 2006 and the year ended December 31, 2005, $340 and  $634, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier I capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier I and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are also presented in the tables below as of June 30, 2006:

Bank	To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$79,746	14.09%	45,262	8.0%	$56,578	10.0%

Tier I Capital (to risk weighted assets)	73,352	12.96	22,631	4.0	33,947	6.0

Tier I Capital (to average assets)	73,352	9.30	31,550	4.0	39,437	5.0

Company	To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$83,251	14.68%	45,354	8.0%	$56,693	10.0%

Tier I Capital (to risk weighted assets)	76,857	13.56	22,677	4.0	34,016	6.0

Tier I Capital (to average assets)	76,857	9.73	31,596	4.0	39,495	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	June 30,
ASSETS	2006	2005
Cash	$ 2,359	$ 4,043
Investment in subsidiary	71,071	66,770
Fixed Assets	1,109	-
Other assets	36	37
	$ 74,575	$ 70,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	74,575	70,850
	$ 74,575	$ 70,850

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the six-month period ended June 30,
	2006	2005
EQUITY IN NET INCOME OF SUBSIDIARY	$ 4,809	$ 4,766
OTHER INCOME	1	0
OTHER EXPENSES	(272)	(61)
Net Income	$ 4,538	$ 4,705

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at June 30, 2006 and for the three-month and six-month periods ending June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  However, loans  increased 23.4% from $451,732 at June 30, 2005 to $557,578 at June 30, 2006, and increased 21.4%, annualized, from $498,008 at December 31, 2005 to $557,578 at June 30, 2006.  Loans increased as a percentage of total assets from 62.7% to 67.9% and from 62.7% to 67.9% over the same periods, respectively.  The material change in loans represents a strategic move by the Board of Directors which, during the second half of 2005, increased the loan to asset target ratio to a 60% to 70% range.  Loan demand in our market area has remained solid in 2005 and 2006 due, in part, to a strong real estate market.  However, we expect the demand for real estate loans to level in the second half of 2006.  Securities and federal funds sold have decreased as a percentage of total assets from 29.5% at June 30, 2005 to 24.2% at June 30, 2006, and from 28.7% at December 2005 to 24.2% at June 30, 2006.  The decline in investments is a consequence of the increases in loans.  The remaining level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. There have been no other material changes in financial position.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 18.6% at June 30, 2005 to 17.8% at June 30, 2006, but increased from 17.0% at December 31, 2005 to 17.8% at June 30, 2006.  The latter is primarily a result of some seasonality in deposits.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term. Interest-bearing deposits also decreased from 66.7% of total assets at June 30, 2005 to 65.3% at June 30, 2006, and decreased from 67.1% at December 31, 2005 to 65.3% at June 30, 2006, while securities sold under agreement to repurchase remained steady at 4.0% from June 30, 2005 to June 30, 2006, but decreased from 5.5% at December 31, 2005 to 4.0% at June 30, 2006.  Other short-term borrowings increased as a percentage of total assets from .2% at June 30, 2005 to 3.1% at June 30, 2006 and from .3% at December 31, 2005 to 3.1% at June 30, 2006, as the Company utilized $25,000 in Federal Home Loan Bank advances to fund short-term real estate loans.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2006 and June 30 and December 31, 2005:

	June 30,		December 31
	2006	2005	2005
Assets:
Earning assets:
Loans	67.9%	62.7%	62.8%
Investment securities	.4	.6	.5
Securities Available for Sale	21.5	26.7	22.4
Federal funds sold and securities purchased under agreement to resell	2.3	2.2	5.8
Total earning assets	92.1	92. 2	91.5
Other assets	7.9	7.8	8.5
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	65.3%	66.7%	67.1%
Federal funds purchased and securities sold under agreement to repurchase	4.0	4.0	5.5
Other short-term borrowings	3.1	.2	.3
Total interest-bearing liabilities	72.4	70.9	72.9
Noninterest-bearing deposits	17.8	18.6	17.0
Other liabilities	.7	.7	1.2
Stockholders' equity	9.1	9.8	8.9
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

CNB Corporation experienced earnings for the three-month periods ended June 30, 2006 and 2005 of $2,151 and $2,472, respectively, resulting in a return on average assets of 1.09% and 1.38% and a return on average stockholders' equity of 11.84% and 14.21%, also respectively.

CNB Corporation experienced earnings for the six-month periods ended June 30, 2006 and 2005 of $4,538 and $4,705, respectively, resulting in a return on average assets of 1.15% and 1.34% and a return on average stockholders equity of 12.49% and 13.66%, also respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support the growth in total assets. Total assets increased $100,434 or 13.9% from $721,070 at June 30, 2005 to $821,504 at June 30, 2006. The following table sets forth the financial highlights for the three-month and six-month periods ending June 30, 2006 and June 30, 2005:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2006	2005	Percent Increase (Decrease)	2006	2005	Percent Increase (Decrease)
Net interest income after provision for loan losses	7,411	6,779	9.3%	14,618	13,274	10.1
Income before income taxes	3,368	3,654	(7.8)	6,879	6,999	(1.7)
Net Income	2,151	2,472	(13.0)	4,538	4,705	(3.5)
Per Share	2.73	3.13	(12.8)	5.76	5.97	(3.5)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	821,504	721,070	13.9%	821,504	721,070	13.9%
Total deposits	682,869	615,514	10.9	682,869	615,514	10.9
Loans	557,578	451,732	23.4	557,578	451,732	23.4
Investment securities and securities available for sale	176,657	192,445	(8.2)	176,657	192,445	(8.2)
Stockholders' equity	74,575	70,850	5.3	74,575	70,850	5.3
Book value per share	94.61	89.86	5.3	94.61	89.86	5.3
Ratios (1):
Annualized return on average total assets	1.08%	1.38%	(21.0)%	1.15%	1.34%	(14.2)%
Annualized return on average stockholders' equity	11.70%	14.21%	(16.7)%	12.49%	13.66%	(8.6)%

(1)

For the three-month periods ended June 30, 2006 and June 30, 2005, average total assets amounted to $798,312 and $719,078 with average stockholders' equity totaling $73,558 and $69,570 for the same periods, respectively.  For the six-month periods ended June 30, 2006 and June 30, 2005, average total assets amounted to $789,890 and $702,286 with average stockholders' equity totaling $72,643 and $68,905 for the same periods, respectively.

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

The Bank has maintained net interest margins for the three-month and six-month periods ended June 30, 2006, of 4.29% and 4.25%, respectively, and 4.30% and 4.32%, respectively, for the same periods in 2005, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed at the Bank and industry-wide as we have recently experienced a flat to slightly inverted treasury yield curve where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates.  A return to a more historically upward-sloping yield curve would enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income showed a 10.3% increase from $7,146 for the three-month period ended June 30, 2005 to $7,885 for the three-month period ended June 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 26.5% from $9,519 to $12,038 and total interest expense increased by 75.0% from $2,373 to $4,153.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .01% from 4.30% for the three-month period ended June 30, 2005 to 4.29% for the three-month period ended June 30, 2006.

Fully-tax-equivalent net interest income showed a 10.2% increase from $14,044 for the six-month period ended June 30, 2005 to $15,476 for the six-month period ended June 30, 2006.  During the same period, total fully-tax-equivalent interest income increased 27.4% from $18,422 to $23,466 and total interest expense increased by 82.5% from $4,378 to $7,990.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .07% from 4.32% for the six-month period ended June 30, 2005 to 4.25% for the six-month period ended June 30, 2006.

The tables on the following pages present selected financial data and an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2006 and 2005, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2006 and 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 6/30/06			Three Months Ended 6/30/05
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income (2)	$541,833	$ 10,087	7.45%	$441,049	$ 7,349	6.67%
Securities:
Taxable	161,578	1,503	3.72	177,066	1,643	3.71
Tax-exempt	19,008	297	6.25	21,447	343	6.40
Federal funds sold and securities purchased under
agreement to resell	12,320	151	4.90	25,874	184	2.84
Total earning assets	734,739	12,038	6.55	665,436	9,519	5.72
Other assets	63,573			53,642
Total assets	$798,312			$719,078

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$522,266	3,778	2.89	$484,787	2,233	1.84
Federal funds purchased and securities sold under
agreement to repurchase	40,319	289	2.87	29,963	133	1.78
Other short-term borrowings	6,898	86	4.99	986	7	2.84
Total interest-bearing liabilities	$569,483	$ 4,153	2.92	$515,736	$ 2,373	1.84
Noninterest-bearing deposits	151,396			129,327
Other liabilities	3,875			4,445
Stockholders' equity	73,558			69,570
Total liabilities and stockholders' equity	$798,312			$719,078
Net interest income as a percent of total
earning assets	$734,739	$ 7,885	4.29	$665,436	$ 7,146	4.30

Ratios:
Annualized return on average total assets			1.14			1.38
Annualized return on average stockholders' equity			12.34			14.21
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.18			9.67
Average total deposits			10.75			11.33
Average loans			14.09			15.77
Average earning assets as a percent of
average total assets			92.32			92.54

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 101			$ 117

(2) Includes non-accruing loans. Includes an immaterial amount of loan fees in 2006 and 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Six Months Ended 6/30/06			Six Months Ended 6/30/05
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income (2)	$525,485	$ 19,402	7.38%	$430,491	$ 14,152	6.57%
Securities:
Taxable	161,027	2,950	3.66	179,716	3,332	3.71
Tax-exempt	19,508	611	6.26	21,747	691	6.35
Federal funds sold and securities purchased under
agreement to resell	22,085	503	4.56	18,262	247	2.71
Total earning assets	728,105	23,466	6.45	650,216	18,422	5.67
Other assets	61,785			52,070
Total assets	$789,890			$702,286

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$528,096	7,374	2.79	$468,904	4,088	1.74
Federal funds purchased and securities sold under
agreement to repurchase	39,248	521	2.65	33,505	279	1.67
Other short-term borrowings	3,972	95	4.78	939	11	2.34
Total interest-bearing liabilities	$571,316	$ 7,990	2.80	$503,348	$ 4,378	1.74
Noninterest-bearing deposits	142,434			125,834
Other liabilities	3,497			4,199
Stockholders' equity	72,643			68,905
Total liabilities and stockholders' equity	$789,890			$702,286
Net interest income as a percent of total
earning assets	$778,105	$ 15,476	4.25	$650,216	$ 14,044	4.32

Ratios:
Annualized return on average total assets			1.15			1.34
Annualized return on average stockholders' equity			12.49			13.66
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.20			9.81
Average total deposits			10.83			11.59
Average loans			13.82			16.01
Average earning assets as a percent of
average total assets			92.18			92.59

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 208			$ 235

(2) Includes non-accruing loans. Includes an immaterial amount of loan fees in 2006 and 2005.

The tables "Rate/Volume Variance Analysis" on the following pages provide a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are the difference between the current and prior period rates multiplied by the current period volume.  The changes due to volume are the difference between the current and prior period volume multiplied by rates earned or paid.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Three Months Ended June 30, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006 (1)	2005 (1)	2006 (1)	2005 (1)	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (2)	541,833	441,049	7.45%	6.67%	10,087	7,349	2,738	1,057	1,681
Investment securities:
Taxable	161,578	177,066	3.72%	3.71%	1,503	1,643	(140)	4	(144)
Tax-exempt	19,008	21,447	6.25%	6.40%	297	343	(46)	(7)	(39)
Federal funds sold and Securities
purchased under agreement to resell	12,320	25,874	4.90%	2.84%	151	184	(33)	63	(96)

Total Earning Assets	734,739	665,436	6.55%	5.72%	12,038	9,519	2,519	1,117	1,402

Interest-bearing Liabilities:

Interest-bearing deposits	522,266	484,787	2.89%	1.84%	3,778	2,233	1,545	1,372	173
Federal funds purchased and securities
sold under agreement to repurchase	40,319	29,963	2.87%	1.78%	289	133	156	108	48
Other short-term borrowings	6,898	986	4.99%	2.84%	86	7	79	37	42

Total Interest-bearing Liabilities	569,483	515,736	2.92%	1.84%	4,153	2,373	1,780	1,517	263
Interest-free Funds Supporting
Earning Assets	165,256	149,700

Total Funds Supporting Earning Assets	734,739	665,436	2.26%	1.42%	4,153	2,373	1,780	1,517	263

Interest Rate Spread			3.63%	3.88%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.66%	.42%
Net Yield on Earning Assets			4.29%	4.30%	7,885	7,146

(1)  Tax-equivalent adjustment based on a 34% tax rate.  Yields and rates have been annualized.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.  Includes an immaterial amount of loan fees for 2006 and 2005.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006 (1)	2005 (1)	2006 (1)	2005 (1)	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (2)	525,485	430,491	7.38%	6.57%	19,402	14,152	5,250	2,128	3,122
Investment securities:
Taxable	161,027	179,716	3.66%	3.71%	2,950	3,332	(382)	(40)	(342)
Tax-exempt	19,508	21,747	6.26%	6.35%	611	691	(80)	(9)	(71)
Federal funds sold and Securities
purchased under agreement to resell	22,085	18,262	4.56%	2.71%	503	247	256	204	52

Total Earning Assets	728,105	650,216	6.45%	5.67%	23,466	18,422	5,044	2,283	2,761

Interest-bearing Liabilities:

Interest-bearing deposits	528,096	468,904	2.79%	1.74%	7,374	4,088	3,286	2,772	514
Federal funds purchased and securities
sold under agreement to repurchase	39,248	33,505	2.65%	1.67%	521	279	242	193	49
Other short-term borrowings	3,972	939	4.78%	2.34%	95	11	84	48	36

Total Interest-bearing Liabilities	571,316	503,348	2.80%	1.74%	7,990	4,378	3,612	3,013	599
Interest-free Funds Supporting
Earning Assets	156,789	146,868

Total Funds Supporting Earning Assets	728,105	650,216	2.19%	1.35%	7,990	4,378	3,612	3,013	599

Interest Rate Spread			3.65%	3.93%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.60%	.39%
Net Yield on Earning Assets			4.25%	4.32%	15,476	14,044

(1)  Tax-equivalent adjustment based on a 34% tax rate.  Yields and rates have been annualized.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.  Includes an immaterial amount of loan fees for 2006 and 2005.

NET INCOME (continued)

Provision for Loan Losses - It is the policy of the Bank to maintain the allowance for loan losses at the greater of 1.00% of net loans or the percentage based on a level to cover potential losses identified in the portfolio.

The provision for loan losses was $375 for the three-month period ended June 30, 2006 and $250 for the three-month period ended June 30, 2005.  Net loan charge-offs/(recoveries) totaled $80 for the three-month period ended June 30, 2006 and $(13) for the same period in 2005.

The provision for loan losses was $650 for the six-month period ended June 30, 2006 and $535 for the six-month period ended June 30, 2005.  Net loan charge-offs/(recoveries) totaled $174 for the six-month period ended June 30, 2006 and $37 for the same period in 2005.

The allowance for loan losses as a percentage of net loans was 1.16% at June 30, 2006 and was 1.26% at June 30, 2005.  The increased provisions during the three-month and six-month periods ended June 30, 2006 reflect the substantial growth in the loan portfolio.

Securities Transactions - At June 30, 2006, December 31, 2005, and June 30, 2005 market value appreciation/(depreciation) in the investment portfolio totaled $(4,031), $(2,919), and $(965) respectively.  As indicated, market values have decreased due to higher market interest rates in 2005 and 2006.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 1.8% from $1,679 for the three-month period ended June 30, 2005 to $1,665 for the three-month period ended June 30, 2006.

Other income, net of any gains/losses on security transactions, increased 1.4% from $3,127 for the six-month period ended June 30, 2005 to $3,173 for the six-month period ended June 30, 2006.

The decrease in other income for the three-month period ended June 30, 2006, was due to lower service charges on deposit accounts income, down 5.8%, substantially offset by higher loan processing and letter of credit fees, up 46.1%, and significantly higher fees from secondary mortgage market department operations, up 92.2%.

The increase in other income for the six-month period ended June 30, 2006 was due to higher loan processing and letter of credit fees, up 27.7%, and significantly higher fees from secondary mortgage market department operations, up 104.1%. The increases were partially offset by lower service charge income on deposit accounts, down 2.7%.

Other Expenses - Other expenses increased by 18.8% from $4,804 for the three-month period ended June 30, 2005 to $5,708 for the three-month period ended June 30, 2006.  The major components of other expenses are salaries and employee benefits which increased 15.5% from $3,039 to $3,511; occupancy expense which increased 23.0% from $656 to $807; and other operating expenses which increased by 25.3% from $1,109 to $1,390.

Other expenses increased by 16.1% from $9,402 for the six-month period ended June 30, 2005 to $10,912 for the six-month period ended June 30, 2006.  The major components of other expenses are salaries and employee benefits which increased 12.6% from $6,029 to $6,788; occupancy expense which increased 20.6% from $1,336 to $1,611; and other operating expenses which increased by 23.4% from $2,037 to $2,513.

The increase in the three-month and six-month periods ended June 30, 2006 salaries and employee benefits was due to staff additions, pay increases, and the increased costs of providing employee benefits, particularly health insurance coverage.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  The construction and equipping of a new banking office on Highway 701 North in Conway, South Carolina, which recently opened on July 17, 2006, will add to future occupancy expenses.

Income Taxes - Provisions for income taxes increased 3.0% from $1,182 for the three-month period ended June 30, 2005 to $1,217 for the three-month period ended June 30, 2006.  Income before income taxes less interest on tax-exempt investment securities decreased 3.6% from $3,428 for the three-month period ended June 30, 2005 to $3,304 for the same period in 2006.

Provisions for income taxes increased 2.0% from $2,294 for the six-month period ended June 30, 2005 to $2,341 for the six-month period ended June 30, 2006.  Income before income taxes less interest on tax-exempt investment securities decreased by 1.0% from $6,543 for the six-month period ended June 30, 2005 to $6,476 for the same period in 2006.

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

CAPITAL RESOURCES

Total stockholders' equity was $74,575 and $70,559 at June 30, 2006 and December 31, 2005 representing 9.08% and 8.89% of total assets, respectively.  At June 30, 2006, the Company and the Bank exceed quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk, as it relates to lending and real estate held for operating locations, reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, as it relates to marketable securities held by the Company, is the risk of loss from adverse changes in market prices and rates.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income - Net Interest Income).  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2006	30	155.00	-	-
May 1 - May 31, 2006	260	155.00	-	-
June 1 - June 30, 2006	25	156.50	-	-
Total	315	$155.50	-	-

(1) During the period covered by this report the Company purchased 315 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 9, 2006, the shareholders of the Company held their regular annual meeting. At that meeting, two matters were voted on with the following results:

1.  Election of four directors to each hold office for a three-year term.  The first four nominees listed below were elected.

Director	SHARES VOTED
	FOR	AUTHORITY WITHHELD	BROKER NON-VOTES
William R. Benson	729,318	28,463	5,179
Willis J. Duncan*	441,980	787	5,179
Edward T. Kelaher	449,555	1,214	5,179
George F. Sasser	441,255	927	5,179

Paul R. Dusenbury	313,560	1,647	5,179
George H. Goldfinch, Jr.	317,803	1,496	5,179
M. Russell Holliday, Jr.	306,596	1,496	5,179

*  Regrettably, Mr. Willis J. Duncan died May 31, 2006.

The following directors will continue to serve until expiration of their terms at the annual meeting in the years indicated:  James W. Barnette, Jr. - 2007, Harold G. Cushman, Jr. - 2008, H. Buck Cutts - 2008, W. Jennings Duncan - 2007, R. Phil Hucks - 2008, and Howard B. Smith - 2008.

2. Ratification of appointment of Elliott Dvis, LLC as the Company's independent auditors for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
739,251	23	2,585

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

10	Description of compensation arrangement with W. Jennings Duncan (incorporated by reference to Form 8-K filed May 31, 2006).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Interim Executive Vice President,
Treasurer and Chief Financial Officer

Date:  August 9, 2006

EXHIBIT INDEX

10	Description of compensation arrangement with W. Jennings Duncan (incorporated by reference to Form 8-K filed May 31, 2006).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.