Form 10-Q
period 2006-09-30
CNB CORP /SC/
filed 2006-11-06
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 785,129 shares of common stock, par value $10 per share, November 1, 2006.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2006, December 31, 2005 and September 30, 2005	2

Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2006 and 2005	3

Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005	4

Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2006 and 2005	5

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3. Qualitative and Quantitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28
SIGNATURE	28

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)

ASSETS:	September 30,	December 31,	September 30,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 32,456	$ 33,461	$ 34,823
Investment Securities	4,315	4,120	4,120
(Fair values of $4,395 at September 30, 2006, $4,218 at December 31, 2005, and $4,260 at September 30, 2005)
Securities Available for Sale	169,816	176,363	184,880
(Amortized cost of $172,476 at September 30, 2006, $179,380 at December 31, 2005, and $186,519 at September 30, 2005)
Federal Funds sold and securities purchased under agreement to resell	44,000	46,000	35,000
Other Investments	2,376	1,459	1,459
Loans:
Total loans	567,088	503,926	479,225
Less allowance for possible loan losses	(6,491)	(5,918)	(5,790)
Net loans	560,597	498,008	473,435
Bank premises and equipment	21,329	20,574	18,892
Other assets	13,582	13,364	11,962
Total assets	$848,471	$793,349	$764,571

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 144,491	$ 135,082	$ 143,381
Interest-bearing	535,891	532,023	505,523
Total deposits	680,382	667,105	648,904
Federal funds purchased and securities sold under agreement to repurchase	65,547	43,296	33,914
Other short-term borrowings	18,436	2,197	3,248
Other liabilities	6,284	10,192	5,234
Total liabilities	770,649	722,790	691,300

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2006 and 2005; issued
789,774 in 2006 and 2005
Surplus	43,547	43,547	43,543
Undivided Profits	28,669	21,094	22,993
Net Unrealized Holding (Losses)
On Available-For-Sale Securities	(1,596)	(1,810)	(983)
Less: Treasury stock	(696)	(170)	(180)
Total stockholders' equity	77,822	70,559	73,271
Total liabilities and stockholders' equity	$848,471	$793,349	$764,571

CNB Corporation and Subsidiary Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$ 10,758	$ 8,127	$30,160	$22,279
Interest on investment securities:
Taxable investment securities	1,488	1,619	4,438	4,951
Tax-exempt investment securities	206	220	609	676
Interest on federal funds sold and securities purchased under agreement to resell	286	276	789	523
Total interest income	12,738	10,242	35,996	28,429
Interest Expense:
Interest on deposits	4,239	2,713	11,613	6,801

Interest on federal funds purchased and securities sold under agreement to repurchase	314	166	835	445
Interest on other short-term borrowings	373	9	468	20

Total interest expense	4,926	2,888	12,916	7,266
Net interest income	7,812	7,354	23,080	21,163
Provision for loan losses	238	265	888	800

Net interest income after provision for loan losses	7,574	7,089	22,192	20,363
Other income:
Service charges on deposit accounts	813	838	2,466	2,538
Gains/(Losses) on sale of securities available-for-sale	0	0	(6)	2
Other operating income	1,222	960	2,748	2,385
Total other income	2,035	1,798	5,208	4,925

Other expenses:
Salaries and employee benefits	3,244	3,050	10,032	9,079
Occupancy expense	817	668	2,428	2,004
Other operating expenses	1,192	1,134	3,705	3,171
Total operating expenses	5,253	4,852	16,165	14,254
Income before income taxes	4,356	4,035	11,235	11,034
Income tax provision	1,319	1,305	3,660	3,599
Net income	3,037	2,730	7,575	7,435

Net income per weighted average shares outstanding	$ 3.86	$ 3.46	$ 9.62	$ 9.43

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 99.11	$ 92.94	$ 99.11	$ 92.94

Weighted average number of shares outstanding	787,507	788,497	787,507	788,497

Actual number of shares outstanding	785,169	788,411	785,169	788,411

CNB Corporation and Subsidiary Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$ 3,037	$ 2,730	$ 7,575	$ 7,435

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	686	(305)	214	(1,717)

Net Comprehensive Income/(Loss)	$ 3,723	$ 2,425	$ 7,789	$ 5,718

CNB Corporation and Subsidiary Consolidated Statement of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2006	2005
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,547	43,543
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	43,547	43,543

Undivided profits:
Balance, January 1	21,093	15,559
Net Income	7,575	7,435
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	28,669	22,993

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	(1,810)	734
Change in net unrealized gains/(losses)	214	(1,717)
Balance at end of period	(1,596)	(983)

Treasury stock:
Balance, January 1	(170)	(148)
(1,240 shares in 2006; 1,129 shares in 2005)
Purchase of treasury stock	(526)	(32)
Reissue of treasury stock	None	None
Balance at end of period	(696)	(180)
(4,605 shares in 2006; 1,363 shares in 2005)

Total stockholders' equity	$77,822	$73,271

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$ 7,575	$ 7,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	907	747
Provision for loan losses	888	800
Provision for deferred income taxes	14	(1,747)
(Gain)/Loss on sale of investment securities	6	(2)
(Increase) in accrued interest receivable	(802)	(347)
(Increase)/decrease in other assets	(318)	429
Increase/(decrease) in other liabilities	(956)	2,810

Net cash provided by operating activities	7,314	10,125

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	0	4,002
Proceeds from pay downs of mortgage-backed securities available for sale	299	0
Proceeds from maturities/calls of investment securities held to maturity	935	399
Proceeds from maturities/calls of investment securities available for sale	23,310	19,252
Purchase of investment securities available for sale	(16,745)	(1,000)
Purchase of investment securities held to maturity	(1,128)	0
Net (increase)/decrease in federal funds sold	2,000	(35,000)
Net (increase) in loans	(63,152)	(72,242)
Premises and equipment expenditures	(1,662)	(2,011)

Net cash used for investing activities	(56,143)	(86,600)

FINANCING ACTIVITIES
Dividends paid	(3,943)	(3,352)
Net increase in deposits	13,277	88,540
Net increase/(decrease) in securities sold under repurchase agreement	22,251	(36)
Net increase in other short-term borrowings	16,239	353

Net cash provided by financing activities	47,824	85,505

Net increase/(decrease) in cash and due from banks	(1,005)	9,030

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	33,461	25,793

CASH AND DUE FROM BANKS, September 30, 2006 AND 2005	$32,456	$34,823

CASH PAID FOR:
Interest	$12,168	$ 6,695
Income taxes	$ 3,773	$ 3,026

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, which was 787,507 shares for the nine-month period ended September 30, 2006 and 788,497 shares for the nine-month period ended September 30, 2005.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140."  This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.   The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing  contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006.  The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the anticipated effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2006 and for the year ended December 31, 2005 were approximately $19,324 and $17,493, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $137,103 at September 30, 2006 and $122,980 at December 31, 2005 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities at September 30, 2006 and at December 31, 2005.

	September 30, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 55,009	$ 2	$ 589	$ 54,422	3.464%
One to five years	101,998	2	2,283	99,717	3.732
	157,007	4	2,872	154,139	3.638

Mortgage Backed Securities
Six to ten years	469	8	0	477	5.908
Over ten years	396	0	31	365	3.625
	865	8	31	842	4.864

State, county and municipal
Within one year	4,912	4	3	4,913	5.440
One to five years	7,933	197	2	8,128	6.966
Six to ten years	1,411	35	0	1,446	6.182
	14,256	236	5	14,487	6.363

Other-CRA Qualified Investment Fund	348	-	-	348	-

Total available for sale	$172,476	$ 248	$2,908	$169,816	3.870

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 11	$ 0	$ 1,356	7.384
One to five years	1,841	44	0	1,885	7.063
Over ten years	1,129	25	0	1,154	5.977
	4,315	80	0	4,395	6.879

Total held to maturity	$ 4,315	$ 80	$ 0	$ 4,395	6.879%

(1) Tax equivalent adjustment based on a 34% tax rate

As of September 30, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital was $(1,596) as of September 30, 2006.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 29,047	$ 53	$ 153	$ 28,947	4.08%
One to five years	132,739	10	3,209	129,540	3.41
	161,786	63	3,362	158,487	3.53

Mortgage Backed Securities
Over ten years	684	-	45	639	3.62

State, county and municipal
Within one year	2,689	7	1	2,695	5.72
One to five years	10,454	192	-	10,646	6.10
Six to ten years	3,438	131	2	3,567	6.86
	16,581	330	3	16,908	6.20

Other-CRA Qualified Investment Fund	329	-	-	329	-

Total available for sale	$179,380	$ 393	$ 3,410	$176,363	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 5	$ -	$ 940	7.55%
One to five years	3,185	93	-	3,278	7.20
	4,120	98	-	4,218	7.28

Total held to maturity	$ 4,120	$ 98	$ -	$ 4,218	7.28%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital was $(1,810) as of December 31, 2005.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2006 and December 31, 2005 by major classification:

	September 30,	December 31,
	2006	2005

Real estate loans - mortgage	$ 361,122	$ 324,475
- construction	73,764	50,210
Commercial and industrial loans	84,795	84,474
Loans to individuals for household,
family and other consumer expenditures	44,215	41,400
Agricultural	2,764	1,912
All other loans, including overdrafts	428	1,455
Gross loans	$ 567,088	503,926
Less allowance for loan losses	(6,491)	(5,918)
Net loans	$ 560,597	$ 498,008

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarters ended and nine-month periods ended September  30, 2006 and 2005, and the year ended December 31, 2005 are summarized as follows:

	Quarter Ended		Nine-Months Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005

Balance, beginning of period	$ 6,394	$ 5,602	$ 5,918	$ 5,104	$ 5,104
Charge-offs:
Commercial, financial, and agricultural	68	25	153	112	324
Real Estate - construction and mortgage	38	0	44	3	52
Loans to individuals	162	111	493	277	445
Total charge-offs	$ 268	$ 136	$ 690	$ 392	$ 821
Recoveries:
Commercial, financial, and agricultural	$ 20	$ 32	$ 175	$ 71	$ 76
Real Estate - construction and mortgage	0	0	3	83	85
Loans to individuals	107	27	197	124	199
Total recoveries	$ 127	$ 59	$ 375	$ 278	$ 360
Net charge-offs	$ 141	$ 77	$ 315	$ 114	$ 461
Additions charged to operations	$ 238	$ 265	$ 888	$ 800	$ 1,275
Balance, end of period	$ 6,491	$5,790	$ 6,491	$5,790	$ 5,918

Ratio of net charge-offs during the period
to average loans outstanding during the period	.03%	.02%	.06%	.03%	.10%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At September 30, 2006 and September 30 and December 31, 2005 loans on which no interest was being accrued totaled approximately $763, $339, and $405, respectively.  The Company had $29 of foreclosed real estate at September 30, 2006, $14 of foreclosed real estate at September 30, 2005, and no foreclosed real estate at December 31, 2005.  Loans 90 days past due and still accruing interest totaled $154, $402, and $277 at September 30, 2006 and September 30 and December 31, 2005, respectively.

At September 30, 2006 classified assets, the majority consisting of classified loans, were $13,766, $9,325 and $8,567 at September 30, 2005 and December 31, 2005, respectively.  At September 30, 2006, classified assets represented 16.93% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), 12.44% and 11.79% at September 30 and December 31, 2005, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2006 and December 31, 2005 is summarized as follows:

	September 30,	December 31,
	2006	2005

Land and buildings	$ 22,455	$ 22,512
Furniture, fixtures and equipment	7,057	6,642
Construction in progress	1,535	234
	$ 31,046	$ 29,388

Less accumulated depreciation and amortization	9,717	8,814
	$ 21,329	$ 20,574

     Depreciation and amortization of bank premises and equipment charged to operating expense was $907 for the nine-month period ended September 30, 2006, and $983 for the year ended December 31, 2005.  The construction in process is primarily related to ongoing renovations to the Company's Main Office in Conway, South Carolina.  Land, construction and equipment costs are estimated at $1,000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2006 and December 31, 2005, certificates of deposit of $100,000 or more included in time deposits totaled approximately $152,618 and $149,634, respectively.  Interest expense on these deposits was approximately $4,828 for the nine-month period ended September 30, 2006 and $3,649 for the year ended December 31, 2005.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2006 and December 31, 2005, securities sold under repurchase agreements totaled $65,547 and $43,296, respectively.  Securities with a book value of $82,680 ($80,831 market value) and $44,055 ($43,383 market value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 3.26 percent and 1.96 percent at September 30, 2006 and December 31, 2005, respectively.

NOTE 8 - LINES OF CREDIT

     At September 30, 2006, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,949 at September 30, 2006.  The amount outstanding under the note totaled $3,436 and $2,197 at September 30, 2006 and December 31, 2005, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $116,125 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There was $15,000 outstanding under the agreement at September 30, 2006 and no amount outstanding as of December 31, 2005.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended September 30, 2006 and September 30, 2005 on pretax income of $4,356 and $4,035 totaled $1,319 and $1,305, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the bank subsidiary is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  Certain of the Company's directors and former directors are involved in litigation arising from actions taken by them in their capacity as such.  If they are wholly successful on the merits, the Company may be required to indemnify their legal fees and expenses.  The Interim President and CEO of the Company, who is also a director of the Company, is a plaintiff in the suit filed against these directors. No material losses are anticipated in connection with any of these matters at September 30, 2006.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2006
Loan Commitments	$ 63,503
Standby letters of credit	7,784

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

     Management believes that its various sources of liquidity provide the resources necessary for the bank subsidiary to fund the loan commitments and to perform under standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs, or other commitments, or that could significantly impact earnings.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the nine-month period ended September 30, 2006 and the year ended December 31, 2005, $426 and  $634, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are also presented in the tables below as of September 30, 2006:

Bank	To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$82,884	14.44%	45,910	8.0%	$57,388	10.0%

Tier 1 Capital (to risk weighted assets)	76,393	13.31	22,955	4.0	34,433	6.0

Tier 1 Capital (to average assets)	76,393	9.26	31,550	4.0	39,437	5.0

Company	To be
well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$85,909	14.94%	46,002	8.0%	$57,502	10.0%

Tier 1 Capital (to risk weighted assets)	79,418	13.81	23,001	4.0	34,501	6.0

Tier 1 Capital (to average assets)	79,418	9.63	32,992	4.0	41,240	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	September 30,
ASSETS	2006	2005
Cash	$ 1,880	$ 4,041
Investment in subsidiary	74,797	69,194
Fixed Assets	1,109	-
Other assets	36	36
	$ 77,822	$ 73,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	77,822	73,271
	$ 77,822	$ 73,271

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the nine-month period ended September 30,
	2006	2005
EQUITY IN NET INCOME OF SUBSIDIARY	$ 7,849	$ 7,495
OTHER INCOME	1	1
OTHER EXPENSES	(275)	(61)
Net Income	$ 7,575	$ 7,435

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2006 and for the three-month and nine-month periods ending September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  However, loans increased 18.3% from $479,225 at September 30, 2005 to $567,088 at September 30, 2006, and increased 12.5% from $503,926 at December 31, 2005 to $567,088 at September 30, 2006.  Loans increased as a percentage of total assets from 62.7% to 66.8% and from 63.5% to 66.8% over the same periods, respectively.  The material change in loans represents a strategic move by the Board of Directors which, during the second half of 2005, increased the loan to asset target ratio to a 60% to 70% range.  Loan demand in our market area has remained solid in 2005 and 2006 due, in part, to a strong real estate market.  However, the demand for real estate loans has begun to level in the second half of 2006.  Securities and federal funds sold have decreased as a percentage of total assets from 29.3% at September 30, 2005 to 25.7% at September 30, 2006, and from 28.5% at December 2005 to 25.7% at September 30, 2006.  The decline in investments is a consequence of the increases in loans.  The remaining level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity. There have been no other material changes in financial position.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 18.8% at September 30, 2005 to 17.0% at September 30, 2006, but remained flat at 17.0% from December 31, 2005 to September 30, 2006.   As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term. Interest-bearing deposits also decreased from 66.1% of total assets at September 30, 2005 to 63.2% at September 30, 2006, and decreased from 67.1% at December 31, 2005 to 63.2% at September 30, 2006.  The decline in interest bearing deposits from September 30, 2005 to September 30, 2006 and from December 31, 2005 to September 30, 2006 was due, in part, to the movement of certain recurring funds from interest bearing deposits to securities sold under agreement to repurchase.  Securities sold under agreement to repurchase increased from 4.4% at September 30, 2005 to 7.7% at September 30, 2006, and from 5.5% at December 31, 2005 to 7.7% at September 30, 2006.  Other short-term borrowings increased as a percentage of total assets from .4% at September 30, 2005 to 2.2% at September 30, 2006 and from .3% at December 31, 2005 to 2.2% at September 30, 2006, as the Company utilized $15,000 in Federal Home Loan Bank advances to fund short-term real estate loans.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2006 and September 30 and December 31, 2005:

	September 30,		December 31
	2006	2005	2005
Assets:
Earning assets:
Loans	66.8%	62.7%	63.5%
Investment securities	.5	.5	.5
Securities Available for Sale	20.0	24.2	22.2
Federal funds sold and securities purchased under agreement to resell	5.2	4.6	5.8
Total earning assets	92.5	92. 0	92.0
Other assets	7.5	8.0	8.0
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	63.2%	66.1%	67.1%
Federal funds purchased and securities sold under agreement to repurchase	7.7	4.4	5.5
Other short-term borrowings	2.2	.4	.3
Total interest-bearing liabilities	73.1	70.9	72.9
Noninterest-bearing deposits	17.0	18.8	17.0
Other liabilities	.7	.7	1.2
Stockholders' equity	9.2	9.6	8.9
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

CNB Corporation had earnings for the three-month periods ended September 30, 2006 and 2005 of $3,037 and $2,730, respectively, resulting in a return on average assets of 1.47% and 1.46% and a return on average stockholders' equity of 16.36% and 15.14%, also respectively.

CNB Corporation had earnings for the nine-month periods ended September 30, 2006 and 2005 of $7,575 and $7,435, respectively, resulting in a return on average assets of 1.26% and 1.38% and a return on average stockholders equity of 13.69% and 14.16%, also respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support the growth in total assets. Total assets increased $83,900 or 11.0% from $764,571 at September 30, 2005 to $848,471 at September 30, 2006. The following table sets forth the financial highlights for the three-month and nine-month periods ending September 30, 2006 and September 30, 2005:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2006	2005	Percent Increase (Decrease)	2006	2005	Percent Increase (Decrease)
Net interest income after provision for loan losses	7,574	7,089	6.8%	22,192	20,363	9.0
Income before income taxes	4,356	4,035	8.0	11,235	11,034	1.8
Net Income	3,037	2,730	10.1	7,575	7,435	1.9
Per Share	3.86	3.46	11.6	9.62	9.43	2.0
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	848,471	764,571	11.0%	848,471	764,571	11.0%
Total deposits	680,382	648,904	4.9	680,382	648,904	4.9
Loans	567,088	479,225	18.3	567,088	479,225	18.3
Investment securities and securities available for sale	176,506	189,000	(6.6)	176,506	189,000	(6.6)
Stockholders' equity	77,822	73,271	6.2	77,822	73,271	6.2
Book value per share	99.11	92.94	6.6	99.11	92.94	6.6
Ratios (1):
Annualized return on average total assets	1.47%	1.46%	.7%	1.26%	1.38%	(8.7)%
Annualized return on average stockholders' equity	16.36%	15.14%	8.1%	13.69%	14.16%	(3.3)%

(1)

For the three-month periods ended September 30, 2006 and September 30, 2005, average total assets amounted to $824,801 and $749,074 with average stockholders' equity totaling $74,257 and $72,148 for the same periods, respectively.  For the nine-month periods ended September 30, 2006 and September 30, 2005, average total assets amounted to $801,897 and $717,882 with average stockholders' equity totaling $73,791 and $69,986 for  the same periods, respectively.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2006, of 4.16% and 4.21%, respectively, and 4.33% and 4.32%, respectively, for the same periods in 2005, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed at the Bank and industry-wide as we have recently experienced a flat to slightly inverted treasury yield curve where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates.  A return to a more historically upward-sloping yield curve would enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income showed a 5.7% increase from $7,486 for the three-month period ended September 30, 2005 to $7,916 for the three-month period ended September 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 23.8% from $10,374 to $12,842 and total interest expense increased by 41.4% from $2,888 to $4,926.  Fully-tax-equivalent net interest income as a percentage of total average earning assets decreased .17% from 4.33% for the three-month period ended September 30, 2005 to 4.16% for the three-month period ended September 30, 2006.

Fully-tax-equivalent net interest income showed a 8.6% increase from $21,530 for the nine-month period ended September 30, 2005 to $23,392 for the nine-month period ended September 30, 2006.  During the same period, total fully-tax-equivalent interest income increased 26.1% from $28,796 to $36,308 and total interest expense increased by 77.8% from $7,266 to $12,916.  Fully-tax-equivalent net interest income as a percentage of total average earning assets decreased .11% from 4.32% for the nine-month period ended September 30, 2005 to 4.21% for the nine-month period ended September 30, 2006.

The tables on the following pages present selected financial data and an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2006 and 2005, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and nine-month periods ended September 30, 2006 and 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 9/30/06			Three Months Ended 9/30/05
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income (2)	$562,280	$ 10,758	7.65%	$463,140	$ 8,146	7.04%
Securities:
Taxable	157,518	1,488	3.78	174,340	1,619	3.71
Tax-exempt	18,241	310	6.80	21,264	333	6.26
Federal funds sold and securities purchased under
agreement to resell	22,924	286	4.99	33,088	276	3.34
Total earning assets	760,963	12,842	6.75	691,832	10,374	6.00
Other assets	63,838			57,242
Total assets	$824,801			$749,074

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$522,942	4,239	3.24	$501,538	2,713	2.16
Federal funds purchased and securities sold under
agreement to repurchase	38,126	314	3.29	30,925	166	2.15
Other short-term borrowings	25,768	373	5.79	1,254	9	2.87
Total interest-bearing liabilities	$586,836	$ 4,926	3.36	$533,717	$ 2,888	2.16
Noninterest-bearing deposits	155,298			138,128
Other liabilities	6,580			5,081
Stockholders' equity	76,087			72,148
Total liabilities and stockholders' equity	$824,801			$749,074
Net interest income as a percent of total
earning assets	$760,963	$ 7,916	4.16	$691,832	$ 7,486	4.33

Ratios:
Annualized return on average total assets			1.47			1.46
Annualized return on average stockholders' equity			15.97			15.14
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.22			9.63
Average total deposits			11.22			11.28
Average loans			13.53			15.58
Average earning assets as a percent of
average total assets			92.26			92.36

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 198			$ 132

(2) Includes non-accruing loans. Includes an immaterial amount of loan fees in 2006 and 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Nine Months Ended 9/30/06			Nine Months Ended 9/30/05
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense(1)	Rate	Balance	Expense(1)	Rate
Assets:
Earning assets:
Loans, net of unearned income (2)	$537,750	$ 30,160	7.48%	$441,374	$ 22,298	6.74%
Securities:
Taxable	161,275	4,438	3.67	177,924	4,951	3.71
Tax-exempt	18,980	921	6.47	21,586	1,024	6.33
Federal funds sold and securities purchased under
agreement to resell	22,334	789	4.71	23,204	523	3.01
Total earning assets	740,339	36,308	6.54	664,088	28,796	5.78
Other assets	61,558			53,794
Total assets	$801,897			$717,882

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$531,220	11,613	2.91	$479,782	6,801	1.89
Federal funds purchased and securities sold under
agreement to repurchase	38,996	835	2.85	32,645	445	1.82
Other short-term borrowings	11,153	468	5.59	1,044	20	2.55
Total interest-bearing liabilities	$581,369	$ 12,916	2.96	$513,471	$ 7,266	1.89
Noninterest-bearing deposits	141,880			129,932
Other liabilities	4,857			4,493
Stockholders' equity	73,791			69,986
Total liabilities and stockholders' equity	$801,897			$717,882
Net interest income as a percent of total
earning assets	$740,339	$ 23,392	4.21	$664,088	$ 21,530	4.32

Ratios:
Annualized return on average total assets			1.26			1.38
Annualized return on average stockholders' equity			13.69			14.16
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.20			9.75
Average total deposits			10.96			11.48
Average loans			13.72			15.86
Average earning assets as a percent of
average total assets			92.32			92.51

(1) Tax-equivalent adjustment based on a 34%
tax rate		$ 605			$ 367

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

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Three Months Ended September 30, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006 (1)	2005 (1)	2006 (1)	2005 (1)	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (2)	562,280	463,140	7.65%	7.04%	10,758	8,146	2,612	862	1,750
Investment securities:
Taxable	157,518	174,340	3.78%	3.71%	1,488	1,619	(131)	26	(157)
Tax-exempt	18,241	21,264	6.80%	6.26%	310	333	(23)	25	(48)
Federal funds sold and securities
purchased under agreement to resell	22,924	33,088	4.99%	3.34%	286	276	10	95	(85)

Total Earning Assets	760,963	691,832	6.75%	6.00%	12,842	10,374	2,468	1,008	1,460

Interest-bearing Liabilities:

Interest-bearing deposits	522,942	501,538	3.24%	2.16%	4,239	2,713	1,526	1,411	115
Federal funds purchased and securities
sold under agreement to repurchase	38,126	30,925	3.29%	2.15%	314	166	148	109	39
Other short-term borrowings	25,768	1,254	5.79%	2.87%	373	9	364	188	176

Total Interest-bearing Liabilities	586,836	533,717	3.36%	2.16%	4,926	2,888	2,038	1,708	330
Interest-free Funds Supporting
Earning Assets	174,127	158,115

Total Funds Supporting Earning Assets	760,963	691,832	2.59%	1.67%	4,926	2,888	2,038	1,708	330

Interest Rate Spread			3.39%	3.84%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.77%	.49%
Net Yield on Earning Assets			4.16%	4.33%	7,916	7,486

(1)  Tax-equivalent adjustment based on a 34% tax rate.  Yields and rates have been annualized.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.  Includes an immaterial amount of loan fees for 2006 and 2005.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006 (1)	2005 (1)	2006 (1)	2005 (1)	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (2)	537,750	441,374	7.48%	6.74%	30,160	22,298	7,862	2,987	4,875
Investment securities:
Taxable	161,275	177,924	3.67%	3.71%	4,438	4,951	(513)	(49)	(464)
Tax-exempt	18,980	21,586	6.47%	6.33%	921	1,024	(103)	20	(123)
Federal funds sold and securities
purchased under agreement to resell	22,334	23,204	4.71%	3.01%	789	523	266	285	(19)

Total Earning Assets	740,339	664,088	6.54%	5.78%	36,308	28,796	7,512	3,243	4,269

Interest-bearing Liabilities:

Interest-bearing deposits	531,220	479,782	2.91%	1.89%	11,613	6,801	4,812	4,073	739
Federal funds purchased and securities
sold under agreement to repurchase	38,996	32,645	2.85%	1.82%	835	445	390	302	88
Other short-term borrowings	11,153	1,044	5.59%	2.55%	468	20	448	254	194

Total Interest-bearing Liabilities	581,369	513,471	2.96%	1.89%	12,916	7,266	5,650	4,629	1,021
Interest-free Funds Supporting
Earning Assets	158,970	150,617

Total Funds Supporting Earning Assets	740,339	664,088	2.33%	1.46%	12,916	7,266	5,650	4,629	1,021

Interest Rate Spread			3.58%	3.89%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.63%	.43%
Net Yield on Earning Assets			4.21%	4.32%	23,392	21,530

(1)  Tax-equivalent adjustment based on a 34% tax rate.  Yields and rates have been annualized.

(2)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.  Includes an immaterial amount of loan fees for 2006 and 2005.

NET INCOME (continued)

Provision for Loan Losses - The Bank utilizes various methodologies and analyses to assess the risk of loan losses existing in the loan portfolios as well as to determine the adequacy of the Bank's allowance for loan losses.  The primary tools utilized to assess the Bank's adequacy of the allowance for loan losses are the graded loans method and migration method.

The provision for loan losses was $238 for the three-month period ended September 30, 2006 and $265 for the three-month period ended September 30, 2005.  Net loan charge-offs/(recoveries) totaled $141 for the three-month period ended September 30, 2006 and $77 for the same period in 2005.

The provision for loan losses was $888 for the nine-month period ended September 30, 2006 and $800 for the nine-month period ended September 30, 2005.  Net loan charge-offs/(recoveries) totaled $315 for the nine-month period ended September 30, 2006 and $114 for the same period in 2005.

The allowance for loan losses as a percentage of net loans was 1.16% at September 30, 2006 and was 1.22% at September 30, 2005.  The level of  provisions during the three-month and nine-month periods ended September 30, 2006 and September 30, 2005  reflect the substantial growth in the loan portfolio during the periods.

Securities Transactions - At September 30, 2006, December 31, 2005, and September 30, 2005 market value appreciation/(depreciation) in the investment portfolio totaled $(2,580), $(2,919), and $(1,499) respectively.  As indicated, market values have decreased due to higher market interest rates in 2005 and 2006.

Other Income - Other income, net of any gains/losses on security transactions, increased by 13.2% from $1,798 for the three-month period ended September 30, 2005 to $2,035 for the three-month period ended September 30, 2006.

Other income, net of any gains/losses on security transactions, increased 5.9% from $4,923 for the nine-month period ended September 30, 2005 to $5,214 for the nine-month period ended September 30, 2006.

The increase in other income for the three-month period ended September 30, 2006, was due to higher loan processing and letter of credit fees, up 10.4%,  significantly higher fees from secondary mortgage market department operations, up 34.7%, and an increase in miscellaneous other income, up 28.1%.  The increases were partially offset by lower service charge income on deposit accounts, down 3.0%.

The increase in other income for the nine-month period ended September 30, 2006 was due to higher loan processing and letter of credit fees, up 20.6%, significantly higher fees from secondary mortgage market department operations, up 72.2% and an increase in miscellaneous other income, up 14.8%. The increases were partially offset by lower service charge income on deposit accounts, down 2.9%.

Other Expenses - Other expenses increased by 8.3% from $4,852 for the three-month period ended September 30, 2005 to $5,253 for the three-month period ended September 30, 2006.  The major components of other expenses are salaries and employee benefits which increased 6.4% from $3,050 to $3,244; occupancy expense which increased 22.3% from $668 to $817; and other operating expenses which increased by 5.1% from $1,134 to $1,192.

Other expenses increased by 13.4% from $14,254 for the nine-month period ended September 30, 2005 to $16,165 for the nine-month period ended September 30, 2006.  The major components of other expenses are salaries and employee benefits which increased 10.5% from $9,079 to $10,032; occupancy expense which increased 21.2% from $2,004 to $2,428; and other operating expenses which increased by 16.8% from $3,171 to $3,705.

The increase in the three-month and nine-month periods ended September 30, 2006 salaries and employee benefits was due to staff additions, pay increases, and the increased costs of providing employee benefits, particularly health insurance coverage.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  The construction and equipping of a new banking office on Highway 701 North in Conway, South Carolina, which opened on July 17, 2006, and continued renovations to the Company's Main Office on Third Avenue in Conway, South Carolina, will add to future occupancy expenses.

Income Taxes - Provisions for income taxes increased 1.1% from $1,305 for the three-month period ended September 30, 2005 to $1,319 for the three-month period ended September 30, 2006.  Income before income taxes less interest on tax-exempt investment securities increased 8.8% from $3,815 for the three-month period ended September 30, 2005 to $4,150 for the same period in 2006.

NET INCOME (continued)

Provisions for income taxes increased 1.7% from $3,599 for the nine-month period ended September 30, 2005 to $3,660 for the nine-month period ended September 30, 2006.  Income before income taxes less interest on tax-exempt investment securities increased by 2.6% from $10,358 for the nine-month period ended September 30, 2005 to $10,626 for the same period in 2006.

Off-balance sheet arrangements - See Note 10 - "Commitments and Contingent Liabilities" to the financial statements for a discussion of financial instruments with off-balance sheet risk.

LIQUIDITY

The bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management believes that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs, or other commitments, or that could significantly impact earnings.

CAPITAL RESOURCES

Total stockholders' equity was $77,822 and $70,559 at September 30, 2006 and December 31, 2005 representing 9.17% and 8.89% of total assets, respectively.  At September 30, 2006, the Company and the Bank exceed quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Item 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's interim chief executive officer and interim chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2006	2,820	156.50	-	-
August 1 - August 31, 2006	217	156.50	-	-
September 1 - September 30, 2006	10	156.50	-	-
Total	3,047	$156.50	-	-

(1) During the period covered by this report the Company purchased 3,047 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  November 6, 2006

EXHIBIT INDEX

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