Form 10-K
period 2006-12-31
CNB CORP /SC/
filed 2007-03-19
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $10.00 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

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

    As of March 1, 2007, 784,968 shares of Common Stock of CNB Corporation were outstanding.  As of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $95,692,551.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 8, 2007 are incorporated by reference in Part III of this Form 10-K.

CNB CORPORATION AND SUBSIDIARY 2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I
		Page
ITEM 1	Description of Business	1-21
ITEM 1A	Risk Factors	22-24
ITEM 1B	Unresolved Staff Comments	24
ITEM 2	Properties	25
ITEM 3	Legal Proceedings	25
ITEM 4	Submission of Matters to a Vote of Security Holders	25

	PART II

ITEM 5	Market for the Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities	26
ITEM 6	Selected Financial Data	27
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-33
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 8	Financial Statements and Supplementary Data	34-61
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
ITEM 9A	Controls and Procedures	62
ITEM 9B	Other Information	62

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County and the "Waccamaw Neck" portion of Georgetown County, South Carolina. The Bank was organized in 1903.  The Bank's Main Office consists of an Operations and Administration Center along with an adjacent branch office known as the Conway Banking Office.  The Bank also operates thirteen other branch offices throughout Horry County and the "Waccamaw Neck" area of Georgetown County.    The Bank employs approximately 264 full-time-equivalent employees at its Main Office and thirteen branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, Health Savings Accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs.   Commercial lending operations include various types of credit for business, industry, and agriculture.   In addition, the Bank offers safe deposit boxes, wire transfer services, 24-hour automated teller machines on the STAR Network, internet banking, bank by phone, direct deposits, and a MasterCard/Visa program. The Bank offers discount brokerage services through a correspondent relationship.  Additionally, the Bank provides long-term mortgage loans through its secondary mortgage department which acts in an agency only capacity for various investors.  The Bank does not provide trust services; does not sell annuities; does not sell mutual funds; and does not sell insurance.

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2006 the Bank had five concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of five regional banks, five state-wide banks, thirteen locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2006, the Bank ranked third in Horry County and ninth in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

Obligations of Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest.  The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed  is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Beginning January 1, 2007, rates will change between 5 and 43 cents per $100 in assessable deposits.

Regulation of the Bank

The Bank is also subject to regulation and examination by the OCC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA") which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.  As well, the Bank is subject to provisions of the Gramm-Leach-Bliley Act of 1999 (See the section below of the same title).  The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

Available information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through The Conway National Bank's Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

 SUPPLEMENTARY FINANCIAL DATA
GUIDE 3.   STATISTICAL DISCLOSURE BY BANK
HOLDING COMPANIES

The following tables present additional statistical information about CNB Corporation and its operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2006, 2005, 2004.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/06
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$545,451	$ 41,340	7.58%
Securities:
Taxable	160,220	5,934	3.70
Tax-exempt	19,252	1,215 (2)	6.31
Federal funds sold and securities purchased under
agreement to resell	27,148	1,335	4.92
Total earning assets	$752,071	$ 49,824	6.62
Other assets	61,051
Total assets	$813,122

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$533,441	$ 16,229	3.04
Federal funds purchased and securities sold under
agreement to repurchase	47,245	1,611	3.41
Other short-term borrowings	9,679	556	5.74
Total interest-bearing liabilities	$590,365	$ 18,396	3.12
Noninterest-bearing deposits	143,325
Other liabilities	4,234
Stockholders' equity	75,198
Total liabilities and stockholders' equity	$813,122
Net interest income and yield as a percent of total
earning assets	$752,071	$ 31,428	4.18%

Ratios:
Annualized return on average total assets			1.24%
Annualized return on average stockholders' equity			13.36
Cash dividends declared as a percent of net income			41.04
Average stockholders' equity as a percent of:
Average total assets			9.25
Average total deposits			11.11
Average loans			13.79
Average earning assets as a percent of
average total assets			92.49%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $743 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $897 as of December 31, 2006 are included in loans for purpose of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $413.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/05
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$453,610	$ 30,953	6.82%
Securities:
Taxable	174,922	6,463	3.69
Tax-exempt	21,464	1,335 (2)	6.22
Federal funds sold and securities purchased under
agreement to resell	23,953	782	3.26
Total earning assets	$673,949	$ 39,533	5.87
Other assets	55,214
Total assets	$729,163

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$483,451	$ 9,779	2.02
Federal funds purchased and securities sold under
agreement to repurchase	33,699	649	1.93
Other short-term borrowings	1,037	31	2.99
Total interest-bearing liabilities	$518,187	$ 10,459	2.02
Noninterest-bearing deposits	129,833
Other liabilities	10,444
Stockholders' equity	70,699
Total liabilities and stockholders' equity	$729,163
Net interest income and yield as a percent of total
earning assets	$673,949	$ 29,074	4.31%

Ratios:
Annualized return on average total assets			1.30%
Annualized return on average stockholders' equity			13.41
Cash dividends declared as a percent of net income			41.60
Average stockholders' equity as a percent of:
Average total assets			9.70
Average total deposits			11.53
Average loans			15.59
Average earning assets as a percent of
average total assets			92.43%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $566 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $405 as of December 31, 2005 are included in loans for purpose of this analysis.

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

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $426 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $880 as of December 31, 2004 are included in loans for purpose of this analysis

(2)			Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $493.

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are the difference between the current and prior year's rates multiplied by the prior year's volume.  The changes due to volume are the difference between the current and prior year's volume multiplied by rates earned or paid.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006	2005	2006	2005	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$545,451	$453,610	7.58%	6.82%	$41,340	$ 30,953	$ 10,387	$ 3,426	$6,961
Investment securities:
Taxable	160,220	174,922	3.70%	3.70%	5,934	6,463	(529)	16	(545)
Tax-exempt (2)	19,252	21,464	6.31%	6.22%	1,215	1,335	(120)	20	(140)
Federal funds sold and Securities
purchased under agreement to resell	27,148	23,953	4.92%	3.27%	1,335	782	553	396	157

Total Earning Assets	$752,071	$673,949	6.62%	5.86%	$49,824	$ 39,533	$ 10,291	$ 3,858	$ 6,433

Interest-bearing Liabilities:

Interest-bearing deposits	$533,441	$483,451	3.04%	2.02%	$16,229	$ 9,779	$ 6,450	$ 4,929	$ 1,521
Federal funds purchased and securities
sold under agreement to repurchase	47,245	33,699	3.41%	1.93%	1,611	649	962	500	462
Other short-term borrowings	9,679	1,037	5.74%	2.99%	556	31	525	29	496

Total Interest-bearing Liabilities	590,365	518,187	3.12%	2.02%	18,396	10,459	7,937	5,458	2,479
Interest-free Funds Supporting
Earning Assets	161,706	155,762

Total Funds Supporting Earning Assets	$752,071	$673,949	2.45%	1.55%	$18,396	$ 10,459	$ 7,937	$ 5,458	$ 2,479

Interest Rate Spread			3.50%	3.84%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.68%	.47%
Net Yield on Earning Assets			4.18%	4.31%	$31,428	$ 29,074

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2005 and 2004 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2005	2004	2005	2004	2005	2004	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$453,610	$386,899	6.82%	6.29%	$30,953	$ 24,351	$ 6,602	$ 2,050	$ 4,552
Investment securities:
Taxable	174,922	174,016	3.70%	3.83%	6,463	6,656	(193)	(226)	33
Tax-exempt (2)	21,464	23,832	6.22%	6.08%	1,335	1,450	(115)	32	(147)
Federal funds sold and Securities
purchased under agreement to resell	23,953	25,732	3.27%	1.27%	782	327	455	513	(58)

Total Earning Assets	$673,949	$610,479	5.86%	5.37%	$39,533	$ 32,784	$ 6,749	$ 2,369	$ 4,380

Interest-bearing Liabilities:

Interest-bearing deposits	$483,451	$437,390	2.02%	1.50%	$ 9,779	$ 6,578	$ 3,201	$ 2,269	932
Federal funds purchased and securities
sold under agreement to repurchase	33,699	29,251	1.93%	1.19%	649	348	301	215	86
Other short-term borrowings	1,037	1,097	2.99%	1.09%	31	12	19	21	(2)

Total Interest-bearing Liabilities	518,187	467,738	2.02%	1.48%	10,459	6,938	3,521	2,505	1,016
Interest-free Funds Supporting
Earning Assets	155,762	142,741

Total Funds Supporting Earning Assets	$673,949	$610,479	1.55%	1.14%	$10,459	$ 6,938	$ 3,521	$ 2,505	$ 1,016

Interest Rate Spread			3.84%	3.89%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.47%	.34%
Net Yield on Earning Assets			4.31%	4.23%	$29,074	$ 25,846

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. During 2006 and 2005, investment securities represented 21% and 23% of total assets, respectively.  Loan demand remained solid throughout 2006 and 2005 due to strong real estate activity, despite rising interest rates, although interest rates remained relatively low.  At December 31, 2006 and 2005, the Loans/Total Assets ratios were 67.7% and 63.5%, respectively, as compared to 60.6% at December 31, 2004. Investment securities have correspondingly fallen as a percentage of total assets.

Investment securities with a par value of $167,829,000, $122,980,000, and $99,580,000 at December 31, 2006, 2005, 2004, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and weight-average tax-equivalent yields on investment securities at December 31, 2006, 2005, 2004.

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Federal agencies
Within one year	$ 6,000	$ -	$ 82	$ 5,918	3.37%
One to five years	4,500	-	104	4,396	3.50%
	10,500	-	186	10,314	3.43%
Government Sponsored Entities (FHLB, FHLMC, FNMA)
Within one year	62,676	-	605	62,071	3.28%
One to five years	82,391	14	1,270	81,135	3.99%
Six to ten years	1,996	-	-	1,996	5.29%
	147,063	14	1,875	145,202	3.70%
Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63%
	845	12	27	830	4.84%
State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97%
Six to ten years	1,511	34	-	1,545	6.12%
Over ten years	2,711	-	8	2,703	5.66%
	16,684	208	12	16,880	6.23%
Other Investments
CRA Qualified Investment Fund	346	-	-	346	-%
Mastercard International Stock	10	-	-	10	-%
	356	-	-	356	-%

Total available for sale	$175,448	$ 234	$2,100	$173,582	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06%
Over ten years	1,129	21	-	1,150	5.98%

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 2,002	$ 8	$ -	$ 2,010	5.28%
One to five years	10,500	-	271	10,229	3.43%
	12,502	8	271	12,239	3.73%

Government Sponsored Entities (FHLB, FHLMC, FNMA)
Within one year	27,045	44	153	26,936	3.99%
One to five years	122,239	11	2,938	119,312	3.41%
	149,284	55	3,091	146,248	3.52%

Mortgage Backed Securities
Over ten years	684	-	45	639	3.62%

State, county and municipal
Within one year	2,689	7	1	2,695	5.72%
One to five years	10,454	192	-	10,646	6.10%
Six to ten years	3,438	131	2	3,567	6.86%
	16,581	330	3	16,908	6.20%

Other-CRA Qualified Investment Fund	329	-	-	329	-%

Total available for sale	$179,380	$ 393	$3,410	$176,363	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 5	$ -	$ 940	7.55%
One to five years	3,185	93	-	3,278	7.20%
	4,120	98	-	4,218	7.28%

Total held to maturity	$ 4,120	$ 98	$ -	$ 4,218	7.28%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2005, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2004
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 3,020	$ 70	$ -	$ 3,090	5.67%
One to five years	12,509	70	39	12,540	3.61%
	15,529	140	39	15,630	4.01%

Government Sponsored Entities (FHLB, FHLMC, FNMA)
Within one year	19,062	284	-	19,346	5.28%
One to five years	155,351	813	760	155,404	3.56%
	174,413	1,097	760	174,750	3.75%

Mortgage Backed Securities
Over ten years	1,013	-	40	973	3.62%

State, county and municipal
Within one year	480	1	-	481	5.33%
One to five years	11,780	450	-	12,230	5.85%
Six to ten years	5,234	374	-	5,608	6.91%
	17,494	825	-	18,319	6.16%

Other-CRA Qualified Investment Fund	322	-	-	322	- %

Total available for sale	$208,771	$2,062	$ 839	$209,994	3.96%

HELD TO MATURITY

State, county and municipal
Within one year	$ 400	$ 4	$ -	$ 404	7.49%
One to five years	3,477	187	-	3,664	7.24%
Six to ten years	642	55	-	697	7.25%
	4,519	246	-	4,765	7.27%

Total held to maturity	$ 4,519	$ 246	$ -	$ 4,765	7.27%

(1) Tax equivalent adjustment  on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2004, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

LOAN PORTFOLIO

LENDING ACTIVITIES

The Company engages, through the Bank, in a full complement of lending activities, including commercial, consumer, installment and real estate loans.

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default  (See ARM Loans below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.    Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  As well, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines totaled $43,429,000 and $32,484,000 or 7.7% and 6.5% of total loans at fiscal year-ends December 31, 2006 and 2005, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are typically offered as an alternative structuring only on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $152,293,000 and $131,538,000 or 26.8% and 26.1% of total loans at fiscal year-ends December 31, 2006 and 2005, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

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

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2006, 2005, 2004, 2003, 2002 by major classification:

	2006	2005	2004	2003	2002
Real Estate Loans - mortgage	$361,707	$324,475	$262,543	$228,556	$214,554
- construction	74,564	50,210	39,525	44,099	28,297
Loans to farmers	3,097	1,912	1,582	1,537	1,674
Commercial and industrial loans	83,375	84,474	66,184	53,559	47,631
Loans to individuals for household family and other consumer expenditures	44,124	41,400	35,583	32,884	31,953
All other loans, including
Overdrafts	458	1,455	1,566	1,399	1,513
Gross Loans	567,325	503,926	406,983	362,034	325,622
Less allowance for loan losses	(6,476)	(5,918)	(5,104)	(4,524)	(4,155)
Net loans	$560,849	$498,008	$401,879	$357,510	$321,467

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

 The Company's loan portfolio contained approximately $414,155 and $371,983 in fixed rate loans as of December 31, 2006 and 2005, respectively. At December 31, 2006, and 2005, fixed rate loans with maturities in excess of one year amounted to approximately $289,839 and $284,363, respectively. As of December 31, 2006, fixed rate loans due after one year through five years totaled $213,107 and fixed rate loans due after five years totaled $76,732.  Variable rate loans due after one year totaled $37,945.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2006, 2005, 2004, 2003, and 2002:

	2006	2005	2004	2003	2002

Nonaccrual loans	$ 897	$ 405	$ 880	$ 351	$ 697
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 232	$ 277	$ 93	$ 130	$ 118
Restructured troubled debt	None	None	None	None	None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 is as follows:

	2006	2005	2004	2003	2002

Interest included in income during the year	$ 27	$ 8	$ 28	$ 9	$ 19
Interest which would have been included at the original contract rates	$ 65	$ 34	$ 69	$ 26	$ 63

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or be moved to nonaccrual loans.  Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

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

As of December 31, 2006, all loans which management had serious concerns about the borrower being able to repay were put into nonaccrual status and are disclosed under "Nonaccrual, Past Due and Restructured Loans" and there were no other potential problem loans known to management.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2006, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2006, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.

SUMMARY OF LOAN LOSS EXPERIENCE

ALLOWANCE FOR LOAN LOSSES

The following table summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance for loan losses arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense.  Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectible.  Recoveries of previously charged-off loans are credited to the allowance.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$545,451	$453,610	$386,899	$ 346,110	$309,351
Allowance for loan losses:

Balance at the beginning of period	$ 5,918	$ 5,104	$ 4,524	$ 4,155	$ 3,763

Charge-offs:
Commercial, financial, and agricultural	$ 188	$ 324	$ 281	$ 431	$ 412
Real Estate - construction and mortgage	44	52	22	59	97
Loans to individuals	677	445	514	392	447

Total charge-offs	$ 909	$ 821	$ 817	$ 882	$ 956

Recoveries:
Commercial, financial, and agricultural	$ 201	$ 72	$ 45	$ 115	$ 191
Real Estate - construction and mortgage	154	85	1	26	30
Loans to individuals	304	203	196	150	142

Total recoveries	$ 659	$ 360	$ 242	$ 291	$ 363

Net charge-offs	$ 250	$ 461	$ 575	$ 591	$ 593
Additions charged to operations	$ 808	$ 1,275	$ 1,155	$ 960	$ 985
Balance at end of period	$ 6,476	$ 5,918	$ 5,104	$ 4,524	$ 4,155

Net Charge-offs as a Percent of Average Loans Outstanding	.05%	.10%	.15%	.17%	.19%

The allowance for loan losses is maintained at a percent of net loans or an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, and current economic conditions. In addition, the Asset/Liability Management Committee and the Loan Committee review the adequacy of the allowance quarterly and make recommendations as to the desired amount of the allowance.

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

Management utilizes the best information available to establish the allowance for loan losses.  However, future adjustments to the allowance or  to the reserve  adequacy methodology  may be necessary if economic conditions differ substantially, or  the required methodology is altered by regulatory authorities governing the Company or the Bank, or alternative accounting methodologies are promulgated by the Public Company Accounting  Oversight Board.

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2006, 2005, 2004, 2003, and 2002. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2006		2005		2004		2003		2002
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Farm Loans	$1,269	15.2%	$ 839	17.1%	$ 727	16.7%	$ 554	15.2%	$ 597	15.1%

Real Estate - Construction and Mortgage	3,403	76.9%	2,936	74.4%	2,453	74.2%	2,299	75.3%	2,046	74.6%

Loans to Individuals	606	7.8%	597	8.2%	269	8.7%	423	9.1%	425	9.8%

Other Loans	399.1%		396.3%		431.4%		265.4%		236.5%

Unallocated	799	-	1,150	-	1,224	-	963	-	851	-

Total	$6,476	100%	$5,918	100%	$5,104	100%	$4,504	100%	$4,155	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2006	2005	2004

Noninterest bearing demand deposits	$143,325	$129,833	$118,149
Interest bearing demand deposits	100,392	91,795	72,240
Savings deposits	54,146	53,392	47,998
Time deposits	378,903	338,264	317,152
Total deposits	$676,766	$613,284	$555,539

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Interest bearing demand deposits	.38%	.33%	.29%
Savings Deposits	1.91%	1.40%	1.16%
Time deposits	3.95%	2.60%	1.83%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2006:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 47,342	$ 37,697	$ 85,039
Over 3 through 6 months	61,329	44,936	106,265
Over 6 through 12 months	57,386	57,806	115,192
Over 12 months	9,851	2,095	18,217
Total	$175,908	$148,805	$324,713

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2006	2005	2004

Return on average total assets(1)	1.24%	1.30%	1.26%
Return on average stockholders' equity(2)	13.36%	13.41%	12.23%
Cash dividend payout ratio(3)	41.11%	41.60%	40.47%
Average equity to average assets ratio	9.25%	9.70%	10.29%

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

The following is a summary of federal funds purchased and securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2006	2005	2004
Federal funds purchased and securities sold under agreement to repurchase	$72,330	$43,296	$33,950

The following information relates to outstanding federal funds purchased and securities sold under repurchase agreements during 2006, 2005, and 2004, in thousands of dollars:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
	2006	2005	2004	2006	2005	2004

Federal funds purchased and securities sold under agreement to repurchase	$72,330	$43,296	$33,950	4.39%	2.29%	1.43%
	Years ended December 31,
	2006	2005	2004
Federal funds purchased and securities sold under agreement to repurchase - average daily amount outstanding during the year.	$45,621	$33,167	$29,194

Weighted average interest rate paid	3.53%	1.92%	1.19%

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

Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none is expected to develop in the foreseeable future.  Our common stock is not traded on any exchange.  Accordingly, shareholders who wish to sell shares may experience a delay or have to sell them at a lower prices than they seek in order to sell them promptly, if at all.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company is an accelerated filer as defined by Rule 12(b)(2) of the Exchange Act.  The Company has received no written comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2006.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of thirteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building is a 24,000 square foot banking office, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet, an express banking services facility (675 square foot building) at the Coastal Centre in Conway, banking offices located at Red Hill in Conway (3,760 square feet), West Conway in Conway (3,286 square feet), North Conway in Conway (3,600 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), and Pawleys Island (3,900 square feet) in Pawleys Island, Georgetown County.  Of the thirteen banking offices and the Operations and Administration Building, the bank owns the Operations and Administration Building, the Conway Banking Office and Express, the banking offices at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet, North Myrtle Beach, and Pawleys Island.  One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased two future office sites.  The sites consist of 1.83 acres on Highway 9 west of North Myrtle Beach and 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company anticipates building a banking office on the other sites within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Coastal Centre Express at 16th Ave., Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; North Conway at 2601 Main Street, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at 3591 North Gate Road, Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; and Pawleys Island at 10608 Ocean Highway, Pawleys Island.  The Bank owns all of its offices except one express banking services facility, which is leased.

ITEM 3.   LEGAL PROCEEDINGS

On December 28, 2006, the Company entered into a Settlement Agreement settling the lawsuit initiated on September 6, 2005 by Willis J. Duncan, Harriette B. Duncan and W. Jennings Duncan against H. Buck Cutts, Paul R. Dusenbury, Robert P. Hucks, Richard M. Lovelace, Jr.,  and Howard B. Smith, III, and The Conway National Bank and the Company, as nominal defendants.  The Agreement provides for dismissal of the lawsuit; resignation of Messrs. Cutts, Hucks and Smith from the Board of Directors of the Company, and resignation of Mr. Hucks from the Board of Directors of The Conway National Bank, effective as of December 31, 2006; resignation by Mr. Hucks of his employment with The Conway National Bank and the Company effective as of December 31, 2006; resignation by Mr. Dusenbury of his employment with The Conway National Bank and the Company, effective as of October 31, 2006; payment by the Company and/or The Conway National Bank of an aggregate of $637,500, allocated as $95,861.17 to each of Messrs. Hucks, Dusenbury, Cutts, Lovelace and Smith for litigation costs, and $71,187.37 and $87,006.78 to Messrs. Dusenbury and Hucks, respectively, for cancellation of their employment agreements; and execution of mutual releases among all of the parties.  The settlement does not affect or alter vested rights of Messrs. Hucks, Smith or Dusenbury under the Company's Phantom Stock Plan and the related Phantom Stock Agreements, but no further benefits shall vest under the plan or the agreements.  The vested benefits will accrue interest and be paid in accordance with the terms of the plan and the agreements.  The Settlement Agreement also requires each of Messrs. Hucks and Dusenbury to enter into Confidentiality/Non-Disclosure and Non-Solicitation Agreements prohibiting them from disclosing confidential information about, or trade secrets of, the Company or The Conway National Bank, and prohibiting them for a period of two years from soliciting, directly or indirectly, employment of any employees of The Conway National Bank for employment with any other banking institution doing business in Horry or Georgetown Counties in the State of South Carolina.  Mr. Dusenbury continued to receive payments under the employment agreement entered into on June 14, 2005 through October 31, 2006, and Mr. Hucks received payments under the employment agreement entered into on June 14, 2005 until December 31, 2006.  The Settlement Agreement terminates all further obligations of the Company and the Bank under these employment agreements and any other agreements, other than rights existing under The Conway National Bank Profit Sharing and Savings Plan, any Executive Supplemental Income Plan, Phantom Stock Agreements (as described above), and health insurance coverage through December 31, 2006.

The foregoing is merely a summary of the Settlement Agreement and Confidentiality/Non-Disclosure and Non-Solicitation Agreements, and is qualified in its entirety by reference to such agreements, which are included as exhibits to the Company's Report on Form 8-K, filed January 4, 2007.

 ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2007, there were approximately 809 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2005 and 2006, management was aware of a few transactions in which the Company's common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2006		2005
First Quarter Second Quarter Third Quarter Fourth Quarter	High $155.00 $156.50 $205.00 $162.00	Low $155.00 $155.00 $156.50 $156.50	High $133.00 $140.00 $140.00 $155.00	Low $133.00 $133.00 $140.00 $140.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $5.25 per share in 2006 and $5.00 per share in 2005. In addition, the Company may from time to time pay stock dividends.  There can be no assurance, however, as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company made only one sale of securities during 2006.  On December 7, 2006 the Company sold 342 shares of treasury stock to The Conway National Bank Profit Sharing and Savings and Profit Sharing Plan for a price of $53,523, or $156.50 per share.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2006 are outlined in the below table.  All other purchases have been previously reported  on Forms 10-Q, filed May 10, 2006, August 9, 2006, and November 6, 2006, and are incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar amount) of Shares that May Yet Be Purchased Under the Program
November 1 - November 30, 2006	45	$156.50	-	-
December 1 - December 31, 2006	187	$156.50	-	-
Total	232	$156.50	-	-

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Income Statement Data:
Total Interest Income	$ 49,411	$ 39,079	$ 32,291	$ 30,466	$ 31,344
Total Interest Expense	18,396	10,459	6,938	7,224	9,068
Net Interest Income	31,015	28,620	25,353	23,242	22,276
Provision for Loan Losses	808	1,275	1,155	960	985
Net Interest Income
after Provision for Loan Losses	30,207	27,345	24,198	22,282	21,291
Total Other Operating Income	6,958	6,411	6,257	6,117	5,463
Total Other Operating Expense	22,339	19,530	18,246	17,237	16,159
Income Before Income Taxes	14,826	14,226	12,209	11,162	10,595
Income Taxes	4,780	4,748	3,927	3,497	3,413
Net Income	$ 10,046	$ 9,478	$ 8,282	$ 7,665	$ 7,182

*Per Share:
Net Income Per Weighted Average
Shares Outstanding	$ 12.77	$ 12.02	$ 10.50	$ 9.71	$ 9.11
Cash Dividend Paid Per Share	$ 5.25	$ 5.00	$ 4.25	$ 3.64	$ 3.41
Weighted Average Shares Outstanding	786,899	788,496	789,006	789,290	788,553

*Restated for a 10% stock dividend issued during 2004.

Selected Balance Sheet Data:
Assets	$837,622	$792,720	$671,569	$599,978	$569,490
Net Loans	560,849	498,008	401,879	357,510	321,467
Investment Securities	179,598	181,942	215,827	191,575	180,413
Federal Funds Sold	26,000	46,000	-	1,000	22,000
Deposits:
Non-Interest-Bearing	$129,763	$134,475	$118,580	$101,684	$100,225
Interest-Bearing	545,289	532,001	441,784	401,429	368,084
Total Deposits	$675,052	$666,476	$560,364	$503,113	$468,309
Stockholders' Equity	$ 76,663	$ 70,559	$ 67,585	$ 64,623	$ 61,125

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Provision for Loan Losses" below for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 23.8% from $406,983 at December 31, 2004 to $503,926 at December 31, 2005; and 12.6% from December 31, 2005 to $567,325 at December 31, 2006.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area has remained solid in 2005 and 2006 in part due to a strong real estate market.  Loans increased as a percentage of total assets from 60.6% at year-end 2004 to 63.5% at year-end 2005 and increased to 67.7% at year-end 2006. Correspondingly, investment securities and federal funds sold decreased as a percentage of total assets from 32.1% at year-end 2004 to 28.7% at year-end 2005 and to 24.3% at year-end 2006.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets rose from 0.0% at year-end 2004 to 5.8% at year-end 2005, and decreased to 3.1% at year-end 2006.  Management has sought to build the deposit base with stable, relatively non-interest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits have declined over the previous three years from 17.7% at year-end 2004 to 17.0% at year-end 2005 and to 15.5% at year-end 2006. The Company has anticipated a decline over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets have risen from 71.3% at December 31, 2004 to 72.9% at December 31, 2005 and to 74.0% at December 31, 2006.  Stockholders' equity as a percentage of total assets moved closer to the Board's long-term guideline ratio of  8.50% from 10.0%  at December 31, 2004 to 8.9% at December 31, 2005.  However, stockholder's equity as a percentage of total assets increased to 9.2% at December 31, 2006.  The Bank remains well-capitalized (see Note 15 to the consolidated financial statements, contained elsewhere in this report).

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2006, 2005, and 2004:

	December 31,
Assets:	2006	2005	2004
Earning assets:
Loans	67.7%	63.5%	60.6%
Investment securities:
Taxable	18.7	20.2	28.7
Tax-exempt	2.5	2.7	3.4
Federal funds sold and securities purchased
under agreement to resell	3.1	5.8	-
Total earning assets	92.0	92.2	92.7
Other assets	8.0	7.8	7.3
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	65.1%	67.1%	65.8%
Federal funds purchased and securities sold
under agreement to resell	8.6	5.5	5.1
Other short-term borrowings	.3	.3	.4
Total interest-bearing liabilities	74.0	72.9	71.3
Non-interest-bearing deposits	15.5	17.0	17.7
Other liabilities	1.3	1.2	1.0
Stockholders' equity	9.2	8.9	10.0
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and subsidiary recognized earnings in 2006, 2005, and 2004 of $10,046, $9,478, and $8,282, respectively, resulting in a return on average assets of 1.24%, 1.30%, and 1.26%, and a return on average stockholders' equity of 13.36%, 13.41%, and 12.23%. The earnings were primarily attributable to favorable net interest margins in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income ‑ Other Income) and to control other expenses (see Net Income - Other Expenses).  These strong earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $837,622 at December 31, 2006 as compared to $792,720 at December 31, 2005 and $671,569 at December 31, 2004.  The following table sets forth the financial highlights for fiscal years 2006, 2005, and 2004.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2006	2005 to 2006 Percent Increase (Decrease)	December 31, 2005	2004 to 2005 Percent Increase (Decrease)	December 31, 2004
Net interest income
after provision for loan losses	$ 30,207	10.5%	$ 27,345	13.0%	$ 24,198
Income before income taxes	14,826	4.2	14,226	16.5	12,209
Net Income	10,046	6.0	9,478	14.4	8,282
Per Share (1)
(weighted average of shares outstanding)	$ 12.77	6.2	$ 12.02	14.5	$ 10.50

Cash dividends declared	4,123	4.6	3,942	17.6	3,352

Per Share (1)	$ 5.25	5.0	$ 5.00	17.6	$ 4.25

Total assets	$837,622	5.7%	$792,720	18.0%	$671,569
Total deposits	675,052	1.3	666,476	18.9%	560,364
Loans	567,325	12.6	503,926	23.8	406,983
Investment securities	179,598	(1.3)	181,942	(15.7)	215,827
Stockholders' equity	76,663	8.7	70,559	4.4	67,585
Book value per share (1)
(actual number of shares outstanding)	$ 97.63	9.1	$ 89.48	4.4	$ 85.70

Ratios (2):
Return on average total assets	1.24%	(4.6)	1.30%	3.2	1.26%
Return on average stockholders' equity	13.36%	(.4)	13.41%	9.6	12.23%

(1) Adjusted for the effect of a 10% stock dividend paid in 2004.

(2)  For the fiscal years ended December 31, 2006, 2005, and 2004 average total assets amounted to $813,122,
       $729,163, and $657,645, respectively, with average stockholders' equity totaling $75,198, $70,699, and $67,700, for the same periods.

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

The Bank maintained net interest margins in 2006, 2005, and 2004 of 4.18%, 4.31%, and 4.23%, respectively, as compared to management's long-term target of 4.35%. Net interest margins have been compressed at the Bank and industry-wide, the result of strong competition for deposits to meet strong but competitive loan demand.  The Bank has sought to increase the volume of outstanding loans, consequently reducing the amount of investments held, in order to enhance interest income.  Fully-tax-equivalent net interest income grew from $25,846 in 2004 to $29,074 in 2005 and to $31,428 in 2006.  During the three-year period, total fully-tax-equivalent interest income increased by 20.6% from $32,784 in 2004 to $39,533 in 2005 and increased 26.0% in 2006 to $49,824.  Over the same period, total interest expense increased 50.7% from $6,938 in 2004 to $10,459 in 2005 and increased 75.9% to $18,396 in 2006. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.23% in 2004, 4.31% in 2005, and 4.18% in 2006.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2006, 2005, and 2004. However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be re-priced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be re-priced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSA's exceed RSL's for a specific repricing period, a positive interest sensitive gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions by a bank or its customers during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2006
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 26,000	$ 0	$ 0	$ 0	$ 0	$ 0
Investment Securities	0	20,648	14,738	38,478	95,474	8,203
Loans (net of non-accruals $897)	152,293	40,373	36,503	47,440	213,107	76,732
Total, RSA	$178,293	$ 61,021	$ 51,241	$ 85,918	$308,581	$ 84,935

Rate Sensitive Liabilities (RSL)

Deposits:
Certificates of Deposit of $100,000 or more	$ 0	$ 47,342	61,336	57,379	9,851	0
All Other Time Deposits	0	37,697	44,936	57,806	11,595	0
Federal Funds Purchased and Securities Sold under Repurchase Agreements	28,359	38,971	5,000	0	0	0

Total RSL	$ 28,359	$124,010	$ 111,272	$115,185	$ 21,446	$ 0
RSA-RSL	$149,934	$ (62,989)	$ (60,031)	$ (29,267)	$287,135	$ 84,935
Cumulative RSA-RSL	$149,934	$ 86,945	$ 26,914	$ (2,353)	$284,782	$369,717
Cumulative RSA/RSL	6.29	1.57	1.10	.99	1.71	1.92

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses at a percentage of net loans or the percentage deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, in connection with the allowance for loan losses (see NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $808 in 2006, $1,275 in 2005, and $1,155 in 2004.  Net loan charge-offs totaled $250 in 2006, $461 in 2005, and $575 in 2004, with net charge-offs being centered in consumer purpose loans in 2006, in consumer purpose and commercial and industrial loans in 2005, and consumer purpose loans in 2004.  The allowance for loan losses as a percentage of net loans was 1.15% in 2006, 1.19% at December 31, 2005, and 1.27% at December 31, 2004. The lower provision during 2006 was due to very low net loan losses during the year and management's recognition of and adherence to recommendations outlined in recently issued pronouncements of both the accounting industry and regulatory agencies.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $(1,802) at December 31, 2006, $(2,919) at December 31, 2005, and $1,469 at December 31, 2004.  The market value of investment securities has increased due to increased demand for bonds and the consequent increase in prices.  Security gains of $2 were realized in 2005 on sales of $4,000 in short-term available-for-sale securities to supplement liquidity.  No security gains/(losses) were realized in 2006.

Other Income

Other income, net of any securities gains/(losses), increased by 2.4% from $6,257 in 2004 to $6,409 in 2005 and grew 8.5% from $6,409 in 2005 to $6,958 in 2006.  Other income rose in 2004 primarily due to strong growth in merchant discount income as a result of higher merchant account volumes.  During 2005, deposit service charge income declined as the economy strengthened and demand deposit balances grew.  As well, higher earnings allowance credits were paid on commercial balances.  This decline was offset by strong growth in secondary market mortgage loan income as we expanded our secondary market mortgage loan program during the second half of 2005.  The increase in other income in 2006 was attributable to increased loan fee income.  Other income was also enhanced during the same period by two non-recurring items:  the receipt of life insurance proceeds, the income portion of which was $198; and a gain from the sale of real estate in the amount of $277.

Other Expenses

Other expenses increased by 7.0% from $18,246 in 2004 to $19,530 in 2005, and increased 14.4% from $19,530 in 2005 to $22,339 in 2006.  The components of other expenses are salaries and employee benefits of $11,359, $12,459, and $13,684; occupancy and furniture and equipment expenses of $2,509, $2,727, and $3,247; and other operating expenses of $4,378, $4,344, and $5,408 for 2004, 2005, and 2006, respectively.

The increase in salary and employee benefits reflects compensation increases, the increased costs of providing employee benefits, and an increase from 249 to 264 full-time equivalent employees from year-end 2005 to year-end 2006.  Also, during 2006, due to the Company's unusual circumstances related to litigation amongst various directors and the Company and Bank as nominal defendants, originating in 2005 (See Item 1. Legal Proceedings), the Company paid the salaries of the former President and CEO and former Executive Vice President and CFO from May 22, 2006 to December 31, 2006, and from May 22,2006 to October 31, 2006, respectively, while these individuals were retained in a suspended capacity.  At the same time, the Company paid market compensation to the Interim President and CEO and Interim Executive Vice President and CFO.

Occupancy and furniture and equipment expenses were impacted by the construction of the Company's North Conway banking office, which opened July 17, 2006, and renovations to the Company's Operations and Administration building.

Non-interest expense should continue to grow in 2007 due to increased growth in operations.  However, growth in other expenses is anticipated to grow at a more moderate pace.

Income Taxes

Provisions for income taxes increased 20.9% from $3,927 in 2004 to $4,748 in 2005 and increased .7% from $4,748 in 2005 to $4,780 in 2006.  Income tax liability has increased in 2004, 2005, and 2006 as income before income taxes has increased 9.4%, 16.5%, and 4.2%, respectively.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $6,670, $6,623, and $7,485 at December 31, 2006, 2005, and 2004 with liabilities, consisting of cash dividends payable, totaling $4,123, $3,942, and $3,352, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2006, the Bank had issued commitments to extend credit of $59.6 million, standby letters of credit of $7.8 million, and no commitments to buy or sell securities (see NOTE 10 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2006, the Company and the Bank's fixed and determinable contractual obligations by payment date.  The Payment amounts represent those amounts contractually due to the recipient

Contractual Obligations and Other Commitments
December 31, 2006
(Dollars in Thousands)

		Less than	1 to 3	3 to 5
	Total	One Year	Years	Years
Contractual Cash Obligations
Operating leases	$ 13	$ 6	$ 7	$ 0
Time deposits	324,713	303,267	16,398	5,048
Total contractual cash obligations	$324,726	$303,273	$16,405	$5,048

Obligations under non-cancelable operating lease agreements totaled $13 at December 31, 2006.  These obligations are payable over three years as shown in NOTE 11 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in NOTE 6 to the Consolidated Financial Statements - DEPOSITS.

CAPITAL RESOURCES

Total stockholders' equity was $76,663, $70,559, and $67,585 at December 31, 2006, 2005, and 2004, representing 9.15%, 8.89%, and 10.06% of total assets, respectively. At December 31, 2006, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments.  Market risk, in regard to lending, reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, in regard to interest rate risk, is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from the interest rate risk inherent in its lending, deposit and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income - Net Interest Income).  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CNB CORPORATION AND SUBSIDIARY

 REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS	36 - 37 38 39 40 41 42 43 - 61

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CNB Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management's assessment that CNB Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Elliott Davis LLC

/s/Elliott Davis LLC

Columbia, South Carolina
March 12, 2007

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                                               ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (Fair value $4,380 in 2006 and $4,218 in 2005)

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
      issued 789,774 shares in 2006 and 2005
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income (loss)

   Less 4,495 in 2006 and 1,240 in 2005 shares held in Treasury at cost
         Total stockholders' equity

    2006

$   34,872

26,000

173,582

4,315

1,701

567,325
      6,476
560,849

22,988

6,571

        6,744

$  837,622

$  129,763
    545,289
675,052

72,330
2,865
4,123
        6,589
    760,959

7,898
43,555
27,017
     (1,120)
77,350
           687
      76,663
$  837,622

     2005

$   33,461

46,000

176,363

4,120

1,459

503,926
      5,918
498,008

20,574

5,454

        7,281

$  792,720

$  134,475
    532,001
666,476

43,296
2,197
3,942
        6,250
    722,161

7,898
43,547
21,094
      (1,810
70,729
           170
      70,559
$  792,720

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
   United States Treasury demand notes
   Federal Home Loan Bank advances
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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK
2006 $ 41,340 5,934 802 6,736 1,335 49,411 16,229 1,611 52 504 18,396 31,015 808 30,207 3,279 3,679 - 6,958 10,696 2,988 1,372 1,875 760 562 1,048 3,038 22,339 14,826 4,780 $ 10,046 $ 12.77	2005 $ 30,953 6,463 881 7,344 782 39,079 9,779 649 31 - 10,459 28,620 1,275 27,345 3,410 2,999 2 6,411 9,484 2,975 1,185 1,542 513 514 1,045 2,272 19,530 14,226 4,748 $ 9,478 $ 12.02	2004 $ 24,351 6,656 957 7,613 327 32,291 6,578 348 12 - 6,938 25,353 1,155 24,198 3,504 2,753 - 6,257 8,682 2,677 1,130 1,379 447 445 1,228 2,258 18,246 12,209 3,927 $ 8,282 $ 10.50

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2006, 2005, and 2004
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity

BALANCE, DECEMBER 31, 2003

   Net income
   Cash dividend declared, $4.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($1,265)

BALANCE, DECEMBER 31, 2004

   Net income
   Cash dividend declared, $5.00 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($1,697)

BALANCE, DECEMBER 31, 2005

   Net income
   Cash dividend declared, $5.25 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $460

BALANCE, DECEMBER 31, 2006

718,246 - - 71,528 - - - 789,774 - - - - - 789,774 - - - - - 789,774	$ 7,182 - - 716 - - - 7,898 - - - - - 7,898 - - - - - $7,898	$ 34,801 - - 8,726 - - 16 - 43,543 - - - 4 - 43,547 - - - 8 - $43,555	$ 20,113 8,282 (3,352) (9,442) (43) - - - 15,558 9,478 (3,942) - - - 21,094 10,046 (4,123) - - - $27,017	$ 2,631 - - - - - - (1,897) 734 - - - - (2,544) (1,810) - - - - 690 $(1,120)	$ (104) - - - - (44) - - (148) - - (22) - - (170) - - (517) - - $(687)	$ 64,623 8,282 (3,352) - (43) (44) 16 (1,897) 67,585 9,478 (3,942) (22) 4 (2,544) 70,559 10,046 (4,123) (517) 8 690 $76,663

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2006 $ 10,046 690 - $ 10,736	2005 $ 9,478 (2,543) (1) $ 6,934	2004 $ 8,282 (1,897) - $ 6,385

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision for deferred income taxes
      Loss on disposal of equipment
      Discount accretion and premium amortization on investment securities
      (Gain)/Loss on sale of investment securities available for sale
      Gain on sale of foreclosed assets
      Write-down on foreclosed assets
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
   Gain on sale of treasury stock
            Net cash provided by financing activities

            Net increase (decrease) in cash and due from banks

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

   2006

$   10,046

1,202
808
(212)
-
54
-
-
-

(1,117)
289
         339
    11,409

-
935
39,014
(1,128)
(35,139)
305
61
(63,710)
(242)
   (3,921)
 (63,825)

(3,942)
8,576
29,034
668
-
(517)
           8
  33,827

(18,589)

   79,461

$ 60,872

$ 16,294
$   5,285

     2005

$   9,478

983
1,275
(613)
-
-
(2)
(23)
14

(772)
(409)
       3,315
     13,246

4,005
399
26,394
-
(1,006)
-
103
(97,418)
(145)
   (3,929)
 (71,597)

(3,352)
106,741
9,346
(698)
-
(22)
           4
 112,019

53,668

   25,793

$ 79,461

$   9,418
$   5,038

     2004

$   8,282

895
1,155
219
-
-
-
-
-

(324)
(1,188)
       (219)
     8,820

-
3,562
72,102
-
(103,048)
532
231
(45,835)
(30)
   (1,987)
 (74,473)

(2,870)
57,251
9,190
1,925
(43)
(44)
         16
  65,425

(228)

   26,021

$  25,793

$   6,787
$   3,911

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2006, the Company had concentrations of loans to the following classes of borrowers or industries: Land Subdivision and Development, Single Family Housing, Lessors of Residential Buildings, Lessors of Non-Residential Buildings, and Other Real Estate Related Activities.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2006 was $27,672,000, $30,492,000, $22,017,000, $27,727,000, and $21,970,000 respectively.  These amounts represented 34.83%, 38.38%, 27.71%, 34.90%, and 27.65% of Total Capital, as defined for regulatory purposes, for the same period, also respectively.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."  This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.  SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

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

Allowance for loan losses

The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio.  In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses.  Loans are charged against the allowance at such time as they are determined to be losses.  Subsequent recoveries are credited to the allowance.  Management considers the year-end allowance adequate to cover losses in the loan portfolio; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $596,000, $476,000 and $426,000, were included in the Company's results of operations for 2006, 2005, and 2004, respectively.

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

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2004 and 2005 have been reclassified, with no effect on net income to be consistent with the classifications adopted for the year ended December 31, 2006.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 786,899 in 2006, 788,496 in 2005, and 789,006 in 2004.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

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

(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5,"Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2006 and 2005 were approximately $19,381,000 and $17,493,000, respectively.

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

December 31, 2006 Amortized Unrealized Holding Fair
AVAILABLE FOR SALE
   Federal agencies
      Within one year
      One to five years

   Government sponsored entities (FHLB, FHLMC, FNMA)
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
     Over ten years

   Mortgage Backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Over ten years

Total held to maturity	Cost $ 6,000 4,500 10,500 62,676 82,391 1,996 147,063 4,531 7,931 1,511 2,711 16,684 456 389 845 346 10 356 $ 175,448 $ 1,345 1,841 1,129 $ 4,315	Gains $ - - - - 14 - 14 1 173 34 - 208 12 - 12 - - - $ 234 $ 7 37 21 $ 65	Losses $ 82 104 186 605 1,270 - 1,875 3 1 - 8 12 - 27 27 - - - $ 2,100 $ - - - $ -	Value $ 5,918 4,396 10,314 62,071 81,135 1,996 145,202 4,529 8,103 1,545 2,703 16,880 468 362 830 346 10 356 $ 173,582 $ 1,352 1,878 1,150 $ 4,380

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued

December 31, 2005 Amortized Unrealized Holding Fair
AVAILABLE FOR SALE
   Federal agencies
      Within one year
      One to five years

   Government sponsored entities (FHLB, FHLMC, FNMA)
      Within one year
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years

   Mortgage Backed
      Over ten years

    CRA Qualified Investment Fund

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years

Total held to maturity	Cost $ 2,002 10,500 12,502 27,045 122,239 149,284 2,689 10,454 3,438 16,581 684 329 $ 179,380 $ 935 3,185 4,120 $ 4,120	Gains $ 8 - 8 44 11 55 7 192 131 330 - - $ 393 $ 5 93 98 $ 98	Losses $ - 271 271 153 2,938 3,091 1 - 2 3 45 - $ 3,410 $ - - - $ -	Value $ 2,010 10,229 12,239 26,936 119,312 146,248 2,695 10,646 3,567 16,908 639 329 $ 176,363 $ 940 3,278 4,218 $ 4,218

(Continued)

NOTE 3 - INVESTMENT SECURITIES, Continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (tabular amounts in thousands):

Available for Sale

	Less than twelve months		Twelvemonths or more	Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Federal agencies	$ -	$ -	$ 10,314	$ 186	$ 10,314	$ 186
Government sponsored entities	17,864	36	116,406	1,839	134,270	1,875
Mortgage backed	4,810	11	260	1	5,070	12
State, county, and municipal	-	-	362	27	362	27
Total	$ 22,674	$ 47	$ 127,342	$ 2,053	$ 150,016	$ 2,100

           Securities classified as available-for-sale are recorded at fair market value.  Approximately 98% of the unrealized losses, or fifty-three individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

           Investment securities with an aggregate par value $167,829,000 at December 31, 2006 and $122,980,000 at December 31, 2005 were pledged to secure public deposits and for other purposes.

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

The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2006 $ 116 1,585 $ 1,701	2005 $ 116 1,343 $ 1,459

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,
Real estate - mortgage Real estate - construction Commercial and industrial Loans to individuals for household, family and other consumer expenditures Agriculture All other loans, including overdrafts	2006 $ 361,707 74,564 83,375 44,124 3,097 458 567,325	2005 $ 324,475 50,210 84,474 41,400 1,912 1,455 $ 503,926

       The Bank's loan portfolio consisted of $414,155,000 and $371,983,000 in fixed rate loans as of December 31, 2006 and 2005, respectively.  Fixed rate loans with maturities in excess of one year amounted to $289,839,000 and $284,363,000 at December 31, 2006 and 2005, respectively.  The Bank has an available line of credit from the FHLB.  The line is secured by a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 5,918 659 808 (909) $ 6,476	$ 5,104 360 1,275 (821) $ 5,918	$ 4,524 242 1,155 (817) $ 5,104

       At December 31, 2006 and 2005, non-accrual loans totaled $897,000 and $405,000, respectively.  The total amount of interest earned on non-accrual loans was $27,000 in 2006, $7,000 in 2005, and $28,000 in 2004.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $65,000 in 2006, $34,000 in 2005, and $69,000 in 2004.  Foregone interest on non- accrual loans totaled $38,000 in 2006, $26,000 in 2005, and $41,000 in 2004.  As of December 31, 2006 and 2005, the Company had no impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2006	2005
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 25,021 7,254 32,275 9,568 22,707 281 $ 22,988	$ 22,512 6,642 29,154 8,814 20,340 234 $ 20,574

     Depreciation and amortization of premises and equipment charged to operating expense totaled $1,202,000 in 2006, $983,000 in 2005 and $895,000 in 2004.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2006	2005
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 224,936 50,167 75,236 175,908 148,805 $ 675,052	$232,248 55,524 85,418 149,634 143,652 $666,476

     Interest paid on certificates of deposit of $100,000 or more totaled $6,841,000 in 2006, $3,649,000 in 2005 and $2,046,000 in 2004.

     At December 31, 2006, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2007 2008 2009 2010 2011	$ 303,267 11,287 5,111 3,743 1,305 $324,713

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (tabular dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2006 $ 72,330 45,621 72,330 4.39% 3.53%	2005 $ 43,296 33,167 43,296 2.29% 1.92%

(Continued)

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, Continued

      The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at The Bankers Bank.  Federal agency, government sponsored entity, and municipal securities with a book value of $93,291,000 ($92,323,000 fair value) and $44,052,000 ($43,383,000 fair value) at December 31, 2006 and 2005, respectively, are used as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

      At December 31, 2006, the Bank had unused short-term lines of credit totaling $37,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

      The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000,000 under the arrangement at an interest rate of 3.96 percent.  The note is secured by Federal agency securities with a market value of $3,965,000 at December 31, 2006.  The amount outstanding under the note totaled $2,865,000 and $2,197,000 at December 31, 2006 and 2005, respectively.

      The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $125,526,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  At December 31, 2006 and 2005, respectively, there were no borrowings under the agreement.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2006		2005		2004
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $5,081 (276) 313 (338) $4,780	% 34.3% (1.86) 2.11 (2.31) 32.24%	Amount $4,841 (316) 283 (60) $4,748	% 34.0% (2.22) 1.98 (.38) 33.38%	Amount $4,151 (347) 248 (125) $3,927	% 34.0% (2.84) 2.03 (1.03) 32.16%

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
   Executive retirement plan
   Unrealized net losses on securities available for sale
   Other

      Gross deferred tax assets
      Less valuation allowance

      Net deferred tax assets

Deferred tax liabilities:
   Depreciation for income tax reporting in excess of amount
      for financial reporting
   Other

      Gross deferred tax liabilities

Net deferred tax asset	2006 $2,202 440 115 746 114 3,617 - 3,617 (368) (81) (449) $ 3,168	2005 $ 2,030 475 174 1,207 77 3,963 - 3,963 (397) - (397) $3,566

      The net deferred tax asset is included in other assets at December 31, 2006 and 2005.

            A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2006 tax benefit of $461,000 and the 2005 deferred tax benefit of $1,697,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2006 $ 4,367 476 4,843 (63) $ 4,780	2005 $ 5,362 429 5,791 (1,043) $ 4,748	2004 $ 3,383 325 3,708 219 $ 3,927

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

      The contract value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2006 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 59,606 $ 7,818

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2006, the Bank was obligated under non-cancelable operating leases on land used for a branch office and a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under these agreements at December 31, 2006 were (tabular amounts in thousands):

Payable in year ending 2007 2008 2009 2010 and thereafter Total future minimum payments required	Amount $ 6 5 2 - $ 13

      Lease payments under all operating leases charged to expense totaled $6,000 in 2006, $6,000 in 2005 and $5,000 in 2004.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

         Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2006, the Bank's retained earnings were $70,219,000.

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

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2006 $ 1,881 161 880 $ 1,162	2005 $ 862 1,277 258 $ 1,881

        Deposits of directors and executive officers of the Company and the Bank, and associates of such persons, totaled $4,520,000 and $2,629,000 at December 31, 2006 and 2005, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

      The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2006, 2005 and 2004, $605,000, $624,000, and $595,000, respectively, were charged to operations under the plan.

      Supplemental benefits are provided to certain key officers under The Conway National Bank Executive Supplemental Income Plan (ESI) and the Long-Term Deferred Compensation Plan (LTDC).  These plans are not qualified under the Internal Revenue Code.  The plans are unfunded.  Although not legally required to do so, the Company plans to fund certain benefits under the ESI Plan with insurance policies on the lives of the covered employees.

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2006, 2005, and 2004 the Bank had $84,283, $61,129, and $75,400 in income and $(30,198), $64,089, and $48,957 of expense associated with this plan, respectively.  The negative expense noted for 2006 was the result of forfeiture of benefits of departing officers.  The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank further maintains the value of awards in amounts equal to the future value of the Company' stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2006, 2005 and 2004, $(91,144), $367,946, and $122,278, respectively, was charged to operations under the plan.  The negative expense noted for 2006 was the result of forfeiture of benefits of departing officers.

NOTE 15 - REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2006
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2005
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

Amount $ 80,566 74,090 74,090 $ 74,461 68,543 68,543	Ratio 14.07% 12.94 8.76 14.27% 13.14 9.40	Amount $ 45,808 22,904 33,826 $ 41,733 20,866 29,161	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 57,261 34,356 42,283 $ 52,166 31,300 36,452	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2006 Carrying Fair		2005 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

	Amount $34,872 26,000 173,582 4,315 1,701 560,849 675,052 72,330 2,865	Value $34,872 26,000 173,582 4,380 1,701 545,777 674,781 72,330 2,865	Amount $33,461 46,000 176,363 4,120 1,459 503,926 667,105 43,296 2,197	Value $33,461 46,000 176,363 4,218 1,459 494,711 666,640 43,296 2,197
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS

Commitments to extend credit	$59,606	-	$61,536	-

Standby letters of credit	7,818	-	6,522	-

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $687 and $170 of treasury stock)	2006 $ 6,670 72,970 1,109 37 $ 80,786 $ 4,123 76,663 $ 80,786	2005 $ 6,623 6,733 1,109 36 $ 74,501 $ 3,942 70,559 $ 74,501

(Continued)

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,

INCOME
   Dividend from bank subsidiary
   Other income

EXPENSES
    Legal
    Sundry
    Other
      Income before equity in undistributed
         net income of bank subsidiary

EQUITY IN UNDISTRIBUTED NET INCOME OF
   SUBSIDIARY

Net income	2006 $ 5,032 2 154 74 307 4,499 5,547 $ 10,046	2005 $ 3,677 2 - - 62 3,617 5,861 $ 9,478	2004 $ 3,387 - - - 55 3,332 4,950 $ 8,282

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

INVESTING ACTIVITIES
   Purchase of land
   Proceeds from sale of land

         Net cash provided (used) by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Cash paid for fractional shares

         Net cash used for financing activities

         Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR	2006 $ 10,046 (5,547) 4,499 - - - (3,943) (517) 8 - (4,452) 47 6,623 $ 6,670	2005 $ 9,478 (5,861) 3,617 (1,109) - (1,109) (3,352) (22) 4 - (3,370) (862) 7,485 $ 6,623	2004 $ 8,282 (4,950) 3,332 - 1,812 1,812 (2,870) (44) 16 (43) (2,941) 2,203 5,282 $ 7,485

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited condensed financial data by quarter for 2006 and 2005 is as follows (amounts, except per share data, in thousands):

Quarter ended
March 31	June 30	September 30	December 31
   2006
Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

$ 11,319 3,837 7,482 275 7,207 1,508 5,204 3,511 1,124 $ 2,387 $ 3.03 788,532	$ 11,939 4,153 7,786 375 7,411 1,665 5,708 3,368 1,217 $ 2,151 $ 2.73 788,355	$ 12,738 4,926 7,812 238 7,574 2,035 5,253 4,356 1,319 $ 3,037 $ 3.86 787,507	$ 13,415 5,480 7,935 (80) 8,015 1,750 6,174 3,591 1,120 $ 2,471 $ 3.15 783,202
Quarter ended
March 31	June 30	September 30	December 31
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2006.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2006, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on management's assessment, of the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 12, 2007

/s/W. Jennings Duncan	/s/L. Ford Sanders, II
W. Jennings Duncan	L. Ford Sanders, II
President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Report of Independent Registered Public accounting firm, which includes the attestation report on Management's Report on Internal Control over Financial Reporting, is included in Item 8- Financial Statements and Supplementary Data, of this Form 10-K.

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers,","Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - Committees of the Board of Directors - Audit Committee" set forth in the Company's Proxy Statement filed in connection with the Company's 2007 Annual Meeting of the Shareholders (the "2007 Proxy Statement") is incorporated herein by reference.

Audit Committee Financial Expert

The Company's board of directors has determined  that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange  Commission, serving on its audit committee.  The board of directors seeks to obtain the membership of such a qualified candidate and will appoint such candidate or nominate such candidate for election by the shareholders at the time an appropriate candidate is identified.  Pursuant to the terms of Item 401(h) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for an purpose as a result of being designated or identified as and "audit committee financial expert" pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.  Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The information set forth in the 2007 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2007 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

The Company does not have any equity compensation plans.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the 2007 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters - Director Independence" is incorporated herein by reference. The members of the Company's Audit, Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth in the 2007 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm
Consolidated Statements of Condition - December 31, 2006 and 2005
Consolidated Statements of Income - Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Comprehensive Income - Years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

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

CNB Corporation

/s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2007.

Signature                                                                             Capacity

/s/Harold G. Cushman, Jr.                                                  Chairman of the Board
Harold G. Cushman, Jr.

/s/W. Jennings Duncan                                                     President, Chief Executive Officer, and Director
W. Jennings Duncan

/s/L. Ford Sanders, II                                                          Executive Vice President, Chief Financial Officer, and Treasurer
L. Ford Sanders, II

/s/Virginia B. Hucks                                                            Vice President and Secretary
Virginia B. Hucks

/s/James W. Barnette, Jr.                                                     Director
James W. Barnette, Jr.

/s/William R. Benson                                                           Director
William R. Benson

/s/Edward T. Kelaher                                                           Director
Edward T. Kelaher

/s/George F. Sasser                                                              Director
George F. Sasser

/s/Lynn G. Stevens                                                              Director
Lynn G. Stevens

EXHIBIT INDEX

Exhibit
Number

     3.1   Articles of Incorporation - The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3(a) which was filed with a Form 8-A dated June 24, 1998.

     3.2   By-laws of the Company as amended June 14, 2005. The Bylaws of the Company are incorporated by reference to Exhibit 3 which was filed with the Form 10-Q for the quarter ended June 30, 2005.

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

   10.3   Settlement Agreement among the estate of Willis J. Duncan, the estate of  Harriette B. Duncan, W. Jennings Duncan, H. Buck
             Cutts, Paul R. Dusenbury, Robert P. Hucks, Richard M. Lovelace, Jr., Howard B. Smith, III, CNB Corporation, The Conway
             National Bank, and The Conway National Bank Profit-Sharing and Savings Plan, incorporated herein by reference to Exhibit 10.1 which was filed with a Form 8-K dated December 28, 2006 and filed January 4, 2007.

   10.4   Mutual Release among the estate of Willis J. Duncan, the estate of Harriette B. Duncan, W. Jennings Duncan, CNB Corporation,
             The Conway National Bank, The Conway National Bank Profit-Sharing and Savings Plan, and H. Buck Cutts, incorporated herein by reference to Exhibit 10.2 which was filed with a Form 8-K dated December 28, 2006 and filed January 4, 2007.

   10.5   Mutual Release among the estate of Willis J. Duncan, the estate of Harriette B. Duncan, W. Jennings Duncan, CNB Corporation,
             The Conway National Bank, The Conway National Bank Profit-Sharing and Savings Plan, and Paul R. Dusenbury, incorporated herein by reference to Exhibit 10.3 which was filed with a Form 8-K dated December 28, 2006 and filed January 4, 2007.

   10.6   Mutual Release among the estate of Willis J. Duncan, the estate of Harriette B. Duncan, W. Jennings Duncan, CNB Corporation,
             The Conway National Bank, The Conway National Bank Profit-Sharing and Savings Plan, and Robert P. Hucks, incorporated herein by reference to Exhibit 10.4 which was filed with a Form 8-K dated December 28, 2006 and filed January 4, 2007.

   10.7   Mutual Release among the estate of Willis J. Duncan, the estate of Harriette B. Duncan, W. Jennings Duncan, CNB Corporation,
             The Conway National Bank, The Conway National Bank Profit-Sharing and Savings Plan, and Richard M. Lovelace, Jr.,
             incorporated herein by reference to Exhibit 10.5 which was filed with a Form 8-K dated December 28, 2006 and filed January 4,
             2007.

   10.8   Mutual Release among the estate of Willis J. Duncan, the estate of Harriette B. Duncan, W. Jennings Duncan, CNB Corporation,
             The Conway National Bank, The Conway National Bank Profit-Sharing and Savings Plan, and Howard B. Smith, III,
             incorporated herein by reference to Exhibit 10.6 which was filed with a Form 8-K dated December 28, 2006 and filed January 4,
             2007.

   10.9   Form of Confidentiality/Non-Disclosure and Non-Solicitation Agreement among CNB Corporation, The Conway National Bank, and each of Robert P. Hucks and Paul R. Dusenbury, incorporated herein by reference to Exhibit 10.7 which was filed with a Form
             8-K dated December 28, 2006 and filed January 4, 2007.

   14.1   Code of Ethics Policy - The Conway National Bank Code of Ethics Policy is incorporated herein by reference to Exhibit 99 which was filed with a Form 8-K filed August 13, 2004.

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