Form 10-Q
period 2007-03-31
CNB CORP /SC/
filed 2007-05-09
CIK 764581

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date: 784,724 shares of common stock, par value $10 per share, May 1, 2007.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2007, December 31, 2006 and March 31, 2006	2

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2007 and 2006	3

Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	4

Condensed Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2007 and 2006	5

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26
SIGNATURE	26

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 35,012	$ 34,872	$ 32,402
Investment Securities Held to Maturity	3,860	4,315	3,436
(Fair values of $3,920 at March 31, 2007, $4,380 at December 31, 2006, and $3,512 at March 31, 2006)
Securities Available for Sale	179,115	173,583	176,962
(Amortized cost of $180,481 at March 31, 2007,
$175,448 at December 31, 2006, and $180,022 at
March 31, 2006)
Federal Funds sold and securities purchased
under agreement to resell	18,000	26,000	29,000
Other Investments	1,623	1,701	2,033
Loans:
Total loans	564,435	567,325	516,344
Less allowance for possible loan losses	(6,418)	(6,476)	(6,099)
Net loans	558,017	560,849	510,245
Bank premises and equipment	22,809	22,988	20,938
Other assets	14,012	13,315	12,910
Total assets	$832,448	$837,622	$787,593

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 142,292	$ 129,763	$ 136,485
Interest-bearing	546,378	545,289	535,464
Total deposits	688,670	675,052	671,949
Federal funds purchased and securities sold under
agreement to repurchase	54,001	72,330	35,705
Other short-term borrowings	1,932	2,865	611
Other liabilities	8,499	10,712	6,608
Total liabilities	753,102	760,959	714,873

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2007 and 2006; issued
789,774 in 2007 and 2006
Surplus	43,555	43,555	43,547
Undivided Profits	29,457	27,017	23,480
Net Unrealized Holding Gains (Losses)
On Available-For-Sale Securities	(820)	(1,120)	(2,035)
Less: Treasury stock	(744)	(687)	(170)
Total stockholders' equity	79,346	76,663	72,720
Total liabilities and stockholders' equity	$832,448	$837,622	$787,593

CNB Corporation and Subsidiary Condensed Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest Income:
Interest and fees on loans	$ 11,049	$ 9,351
Interest on investment securities:
Taxable investment securities	1,562	1,447
Tax-exempt investment securities	228	207
Interest on federal funds sold and securities purchased under agreement to resell	337	352
Total interest income	13,176	11,357
Interest Expense:
Interest on deposits	4,799	3,596
Interest on federal funds purchased and securities
sold under agreement to repurchase	691	232
Interest on other short-term borrowings	13	9

Total interest expense	5,503	3,837
Net interest income	7,673	7,520
Provision for loan losses	365	275

Net interest income after provision for loan losses	7,308	7,245
Other income:
Service charges on deposit accounts	919	831
Gains/(Losses) on sale of securities available-for-sale	9	(6)
Other operating income	628	645
Total other income	1,556	1,470

Other expenses:
Salaries and employee benefits	3,161	3,277
Occupancy expense	820	804
Other operating expenses	1,115	1,123
Total other expenses	5,096	5,204
Income before income taxes	3,768	3,511
Income tax provision	1,327	1,124
Net income	2,441	2,387

Net income per weighted average shares outstanding	$ 3.11	$ 3.03

Cash dividend paid per share	$ 0	$ 0

Book value per actual number of shares outstanding	$101.44	$ 92.22

Weighted average number of shares outstanding	784,999	788,532

Actual number of shares outstanding	784,927	788,531

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended March 31,
	2007	2006
Net Income	$ 2,441	$ 2,387

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period	300	(225)

Net Comprehensive Income	$ 2,741	$ 2,162

CNB Corporation and Subsidiary Condensed Consolidated Statement of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2007	2006
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,555	43,547
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	43,555	43,547

Undivided profits:
Balance, January 1	27,016	21,093
Net Income	2,441	2,387
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	29,457	23,480

Net unrealized holding gains/(losses) on
Available-for-sale securities:
Balance, January 1	(1,120)	(1,810)
Change in net unrealized gains/(losses)	300	(225)
Balance at end of period	(820)	(2,035)

Treasury stock:
Balance, January 1	(687)	(170)
(4,495 shares in 2007; 1,240 shares in 2006)
Purchase of treasury stock	(57)	None
Reissue of treasury stock	None	None
Balance at end of period	(744)	(170)
(4,847 shares in 2007; 1,243 shares in 2006)

Total stockholders' equity	$79,346	$72,720

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$ 2,441	$ 2,387
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	322	302
Provision for loan losses	365	275
Provision for deferred income taxes	337	(125)
(Gain)/Loss on sale of investment securities	(9)	6
(Increase) in accrued interest receivable	(530)	(52)
(Increase) in other assets	(577)	(189)
Increase in other liabilities	5,590	406

Net cash provided by operating activities	7,939	3,010

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	2,316	0
Proceeds from paydowns of mortgage-backed securities available for sale	93	270
Proceeds from maturities/calls of investment securities held to maturity	455	685
Proceeds from maturities/calls of investment securities available for sale	20,230	8,019
Purchase of investment securities available for sale	(27,653)	(9,260)
Net decrease in federal funds sold	8,000	17,000
Net decrease/(increase) in loans	2,910	(12,418)
Premises and equipment expenditures	(143)	(666)

Net cash provided by investing activities	6,208	3,630

FINANCING ACTIVITIES
Dividends paid	(4,123)	(3,943)
Net increase in deposits	9,377	5,421
Net increase/(decrease) in securities sold under repurchase agreement	(18,329)	(7,591)
Net increase/(decrease) in other short-term borrowings	(933)	(1,586)

Net cash used for financing activities	(14,008)	(7,699)

Net increase/(decrease) in cash and due from banks	139	(1,059)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	34,873	33,461

CASH AND DUE FROM BANKS, March 31, 2007 AND 2006	$35,012	$32,402

CASH PAID FOR:
Interest	$ 4,991	$ 3,326
Income taxes	$ 142	$ 214

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 784,999 shares for the three-month period ended March 31, 2007 and 788,532 shares for the three-month period ended March 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2007 and for the year ended December 31, 2006 were approximately $18,445 and $19,381, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $147,441 at March 31, 2007 and $167,829 at December 31, 2006 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2007 and at December 31, 2006.

	March 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 6,000	$ 0	61	$ 5,939	3.37%
One to five years	5,628	9	84	5,553	3.85
	11,628	9	145	11,492	3.60

Government Sponsored Entities
(FHLB, FHLMC, FNMA)
Within one year	56,674	0	611	56,063	3.25%
One to five years	91,923	88	840	91,171	4.40
Six to ten years	1,996	0	9	1,987	5.28
	150,593	88	1,460	149,221	3.98

Mortgage Backed Securities
Six to ten years	444	12	0	456	5.76%
Over ten years	308	0	21	287	3.63
	752	12	21	743	4.89

State, county and municipal
Within one year	3,300	0	2	3,298	4.82%
One to five years	6,225	161	1	6,385	6.99
Six to ten years	899	14	0	913	5.94
Over ten years	6,725	6	27	6,704	5.51
	17,149	181	30	17,300	5.94

Other Investments
CRA Qualified Investment Fund	348	-	-	348	-%
Mastercard International Stock	11	-	-	11
	359	-	-	359

Total available for sale	$180,481	$ 290	$1,656	$179,115	4.14%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,140	$ 3	$ -	$ 1,143	7.51%
One to five years	1,592	32	-	1,624	6.98
Over ten years	1,128	25	-	1,153	5.98

Total held to maturity	$ 3,860	$ 60	$ -	$ 3,920	6.84%

(1) Tax equivalent adjustment based on a 34% tax rate

As of March 31, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital is $(820) as of March 31, 2007.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 6,000	$ -	82	$ 5,918	3.37%
One to five years	4,500	-	104	4,396	3.50
	10,500	-	186	10,314	3.43

Government Sponsored Entities
(FHLB, FHLMC, FNMA)
Within one year	62,676	-	605	62,071	3.28%
One to five years	82,391	14	1,270	81,135	3.99
Six to ten years	1,996	-	-	1,996	5.29
	147,063	14	1,875	145,202	3.70

Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63
	845	12	27	830	4.84

State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97
Six to ten years	1,511	34	-	1,545	6.12
Over ten years	2,711	-	8	2,703	5.66
	16,684	208	12	16,880	6.23

Other Investments
CRA Qualified Investment Fund	346	-	-	346	-%
Mastercard International Stock	10	-	-	10	-
	356	-	-	356	-

Total available for sale	$175,448	$ 234	$2,100	$173,582	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06
Over ten years	1,129	21	-	1,150	5.98

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains/(losses) on available-for-sale securities component of capital was $(1,120) as of December 31, 2006.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2007 and December 31, 2006 by major classification:

	March 31,	December 31,
	2007	2006

Real estate loans - mortgage	$ 366,054	$ 361,707
- construction	65,735	74,564
Loans to farmers	3,389	3,097
Commercial and industrial loans	84,233	83,375
Loans to individuals for household,
family and other consumer expenditures	44,454	44,124
All other loans, including overdrafts	570	458
Gross loans	$ 564,435	567,325
Less allowance for loan losses	(6,418)	(6,476)
Net loans	$ 558,017	$ 560,849

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarters ended March 31, 2007 and 2006, and the year ended December 31, 2006 are summarized as follows:

	Quarter Ended
	March 31,		December 31,
	2007	2006	2006

Balance, beginning of period	$ 6,476	$ 5,918	$ 5,918
Charge-offs:
Commercial, financial, and agricultural	388	21	188
Real Estate - construction and mortgage	9	1	44
Loans to individuals	96	165	677
Total charge-offs	$ 493	$ 187	$ 909
Recoveries:
Commercial, financial, and agricultural	$ 21	$ 40	$ 201
Real Estate - construction and mortgage	0	0	154
Loans to individuals	49	53	304
Total recoveries	$ 70	$ 93	$ 659
Net charge-offs/(recoveries)	$ 423	$ 94	$ 250
Additions charged to operations	$ 365	$ 275	$ 808
Balance, end of period	$ 6,418	$6,099	$ 6,476

Ratio of net charge-offs during the period
to average loans outstanding during the period	.07%	.02%	.05%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At March 31, 2007 and March 31 and December 31, 2006 loans on which no interest was being accrued totaled approximately $702, $410, and $897, respectively.  The Company had $64 of foreclosed real estate at March 31, 2007, no foreclosed real estate at March 31, 2006 and no foreclosed real estate at December 31, 2006.  Loans 90 days past due and still accruing interest totaled $145, $136, and $232 at March 31, 2007 and March 31 and December 31, 2006, respectively.

At March 31, 2007 and March 31 and December 31, 2006 classified assets, the majority consisting of classified loans, were $14,037, $8,858, and $14,253, respectively.  At March 31, 2007 and March 31 and December 31, 2006 classified assets represented 17.02%, 11.80% and 17.94% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT
     Property at March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31,	December 31,
	2007	2006

Land and buildings	$ 25,021	$ 25,021
Furniture, fixtures and equipment	7,378	7,254
Construction in progress	297	281
	$ 32,696	$ 32,556

Less accumulated depreciation and amortization	9,887	9,568
	$ 22,809	$ 22,988

     Depreciation and amortization of bank premises and equipment charged to operating expense was $322 for the three-month period ended March 31, 2007, and $1,202 for the year ended December 31, 2006.  The construction in process is primarily related to ongoing renovations to the Company's Main Office in Conway, South Carolina.  Construction and equipment costs are estimated at $1,000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2007 and December 31, 2006, certificates of deposit of $100,000 or more included in time deposits totaled approximately $176,055 and $175,968, respectively.  Interest expense on these deposits was approximately $2,156 for the three-month period ended March 31, 2007 and $6,841 for the year ended December 31, 2006.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2007 and December 31, 2006, securities sold under repurchase agreements totaled $54,001 and $72,330, respectively.  Securities with a book value of $66,186 ($65,644 fair value) and $93,291 ($92,323 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 3.86 percent and 4.39 percent at March 31, 2007 and December 31, 2006, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2007, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,971 at March 31, 2007.  The amount outstanding under the note totaled $1,932 and $2,865 at March 31, 2007 and December 31, 2006, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $164,944  secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at March 31, 2007 and December 31, 2006.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended March 31, 2007 and March 31, 2006 on pretax income of $3,768 and $3,511 totaled $1,327 and $1,124, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2007.

     In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit.  Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet.  The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2007
Loan Commitments	$ 55,163
Standby letters of credits	5,383

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month period ended March 31, 2007 and the year ended December 31, 2006, $175 and  $605, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

      Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are also presented in the tables below as of March 31, 2007:

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$83,011	14.60%	45,489	8.0%	$56,861	10.0%

Tier 1 Capital (to risk weighted assets)	76,593	13.47	22,744	4.0	34,117	6.0

Tier 1 Capital (to average assets)	76,593	9.18	33,374	4.0	41,717	5.0

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$86,584	15.20%	45,571	8.0%

Tier 1 Capital (to risk weighted assets)	80,166	14.07	22,791	4.0

Tier 1 Capital (to average assets)	80,166	9.59	33,437	4.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2007	2006
Cash	$ 2,428	$ 2,630
Investment in subsidiary	75,773	68,944
Fixed Assets	1,109	1,109
Other assets	36	37
	$ 79,346	$ 72,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	79,346	72,720
	$ 79,346	$ 72,720

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2007	2006
EQUITY IN NET INCOME OF SUBSIDIARY	$ 2,504	$ 2,436
OTHER INCOME	0	0
OTHER EXPENSES	(63)	(49)
Net Income	$ 2,441	$ 2,387

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2007 and for the three-month period ending March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 9.3% from $516,345 at March 31, 2006 to $564,435 at March 31, 2007, and decreased .5%, from $567,325 at December 31, 2006 to $564,435 at March 31, 2007.  Loans increased as a percentage of total assets from 64.7% to 67.0% from March 31, 2006 to March 31, 2007 and decreased from 67.7% to 67.0% from December 31, 2006 to March 31, 2007.    Loan demand in our market area has remained solid in 2006 and 2007 due, in part, to a strong real estate market.  However, the demand for real estate loans leveled in the second half of 2006 and first quarter of 2007.  Securities and federal funds sold decreased as a percentage of total assets from 26.6% at March 31, 2006 to 24.2% at March 31, 2007 as a consequence of the increases in loans during this period.  Securities and federal funds sold remained stable at 24.3% of total assets at December 31, 2006 compared to 24.2% at March 31, 2007, a reflection of stabilization in the demand for loans in our market.  The remaining level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 17.4% at March 31, 2006 to 17.1% at March 31, 2007, but have increased from 15.5% at December 31, 2006 to 17.1% at March 31, 2007.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term.  However, interest-bearing deposits  decreased from 68.0% of total assets at March 31, 2006 to 65.7% at March 31, 2007, but increased from 65.1% at December 31, 2006 to 65.7% at March 31, 2007. The decline in interest bearing deposits from March 31, 2006 to March 31, 2007 was due, in part, to the movement of certain recurring funds from interest bearing deposits to securities sold under agreement to repurchase.  Securities sold under agreement to repurchase increased from 4.5% at March 31, 2006 to 6.5% at March 31, 2007.  However, securities sold under agreement to repurchase declined from 8.6% of total assets at December 31, 2006 to 6.5% at March 31, 2007.  Other short-term borrowings remained relatively stable as a percentage of total assets at March 31, 2007, March 31, 2006 and December 31, 2006.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of March 31, 2007 and March 31 and December 31, 2006:

	March 31,		December 31
	2007	2006	2006
Assets:
Earning assets:
Loans	67.0%	64.7%	67.7%
Investment securities Held to Maturity	.5	.4	.5
Securities Available for Sale	21.5	22.5	20.7
Federal funds sold and securities purchased under agreement to resell	2.2	3.7	3.1
Total earning assets	91.2	91.3	92.0
Other assets	8.8	8.7	8.0
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	65.7%	68.0%	65.1%
Federal funds purchased and securities sold under agreement to repurchase	6.5	4.5	8.6
Other short-term borrowings	.2	.1	.3
Total interest-bearing liabilities	72.4	72.6	74.0
Noninterest-bearing deposits	17.1	17.4	15.5
Other liabilities	1.0	.8	1.3
Stockholders' equity	9.5	9.2	9.2
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended March 31, 2007 and 2006 were $2,441 and $2,387, respectively, resulting in a return on average assets of 1.17% and 1.22% and a return on average stockholders' equity of 12.51% and 13.31%, also respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support the growth in total assets. Total assets increased $44,278 or 5.6% from $788,170 at March 31, 2006 to $832,448 at March 31, 2007. The following table sets forth the financial highlights for the three-month periods ending March 31, 2007 and March 31, 2006:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended March 31,
	2007	2006	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 7,308	$ 7,245	1.4%
Income before income taxes	3,768	3,511	7.3
Net Income	2,441	2,387	2.3
Per Share	3.11	3.03	2.6
Cash dividends declared	0	0	-
Per Share	0	0	-
Total assets	832,448	788,170	5.6%
Total deposits	688,670	672,526	2.4
Loans	564,435	516,344	9.3
Investment securities and securities available for sale	182,616	180,398	1.2
Stockholders' equity	79,346	72,720	9.1
Book value per share	101.44	92.22	10.0
Ratios (1):
Annualized return on average total assets	1.17%	1.22%	(4.1)%
Annualized return on average stockholders' equity	12.51%	13.31%	(6.0)%

(1)	For the three-month period ended March 31, 2007, average total assets amounted to $835,738 with average stockholders' equity totaling $78,034 for the same period.

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

During the first quarter of 2007, the Company implemented revised accounting procedures associated with FASB Statement No. 91 (FAS 91) "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)".  FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  This statement also specifies the accounting for fees and initial direct costs associated with leasing.  The adoption of FAS 91 by the Company in the first quarter had no material impact on interest income and fees on loans, but did result in net deferred costs in the form of deferred salaries and benefits as discussed below.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2007 and 2006.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank has maintained net interest margins for the three-month periods ended March 31, 2007 and 2006, of 4.02% and 4.23%, respectively, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed for the Bank and industry-wide as we continue to experience a flat to slightly inverted treasury yield curve where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates.  A return to a more historically upward-sloping yield curve would enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income increased 2.1% from $7,627 for the three-month period ended March 31, 2006 to $7,790 for the three-month period ended March 31, 2007.  During the same period, total fully-tax-equivalent interest income increased by 16.0% from $11,464 to $13,293 and total interest expense increased by 43.4% from $3,837 to $5,503.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .21% from 4.23% for the three-month period ended March 31, 2006 to 4.02% for the three-month period ended March 31, 2007.

The tables on the following two pages present an analysis of average balances, income and expense, annualized yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month periods ended March 31, 2007 and 2006, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month periods ended March 31, 2007 and 2006.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 3/31/07			Three Months Ended 3/31/06
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$568,036	$ 11,049	7.78%	$509,137	$ 9,351	7.35%
Securities:
Taxable	159,423	1,562	3.92	160,476	1,447	3.61
Tax-exempt	22,041	345	(2) 6.26	20,008	314	(2) 6.28
Federal funds sold and securities purchased under
agreement to resell	25,181	337	5.35	31,849	352	4.42
Total earning assets	774,681	13,293	6.86	721,470	11,464	6.36
Other assets	61,057			59,998
Total assets	$835,738			$781,468

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$540,860	4,799	3.55	$533,925	3,596	2.69
Federal funds purchased and securities sold under
agreement to repurchase	69,376	691	3.98	38,177	232	2.43
Other short-term borrowings	1,210	13	4.30	793	9	4.54
Total interest-bearing liabilities	$611,446	$ 5,503	3.60	$572,895	$ 3,837	2.68
Noninterest-bearing deposits	134,160			133,473
Other liabilities	12,098			3,372
Stockholders' equity	78,034			71,728
Total liabilities and stockholders' equity	$835,738			$781,468
Net interest income as a percent of total
earning assets	$774,681	$ 7,790	4.02	$721,470	$ 7,627	4.23

Ratios:
Annualized return on average total assets			1.17			1.22
Annualized return on average stockholders' equity			12.51			13.31
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.34			9.18
Average total deposits			11.56			10.75
Average loans			13.74			14.09
Average earning assets as a percent of
average total assets			92.64			92.32

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $141 and $211 are included in the above interest income for March 31, 2007 and 2006, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $702 and $410 for March 31, 2007 and 2006, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $117 and $107 for March 31, 2007 and 2006, respectively.

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are calculated as the difference between the current and prior year's rates multiplied by the prior year's volume.  The changes due to volume are calculated as the difference between the current and prior year's volume multiplied by the current rates earned or paid (this calculation effectively allocates all rate/volume variances to volume variances).

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2007 and 2006
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007(3)	2006(3)	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	568,036	509,137	7.78%	7.35%	11,049	9,351	1,698	552	1,146
Investment securities:
Taxable	159,423	160,476	3.92%	3.61%	1,562	1,447	115	125	(10)
Tax-exempt (2)	22,041	20,008	6.26%	6.28%	345	314	31	(1)	32
Federal funds sold and Securities
purchased under agreement to resell	25,181	31,849	5.35%	4.42%	337	352	(15)	74	(89)

Total Earning Assets	774,681	721,470	6.86%	6.36%	13,293	11,464	1,829	916	913

Interest-bearing Liabilities:

Interest-bearing deposits	540,860	533,925	3.55%	2.69%	4,799	3,596	1,203	1,141	62
Federal funds purchased and securities
sold under agreement to repurchase	69,376	38,177	3.98%	2.43%	691	232	459	148	311
Other short-term borrowings	1,210	793	4.30%	4.54%	13	9	4	0	4

Total Interest-bearing Liabilities	611,446	572,895	3.60%	2.68%	5,503	3,837	1,666	1,319	347
Interest-free Funds Supporting
Earning Assets	163,235	148,575

Total Funds Supporting Earning Assets	774,681	721,470	2.84%	2.13%	5,503	3,837	1,666	1,319	347

Interest Rate Spread			3.26%	3.68%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.76%	.55%
Net Yield on Earning Assets			4.02%	4.23%	7,790	7,627

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME (continued)

Provision for Loan Losses - The Bank utilizes various methodologies and analyses to estimate loan losses existing in the loan portfolios as well as to determine the adequacy of the Bank's allowance for loan losses.  The primary tools utilized to assess the adequacy of the allowance for loan losses are the graded loans method and migration method.

The provision for loan losses was $365 for the three-month period ended March 31, 2007 and $275 for the three-month period ended March 31, 2006.  Net loan charge-offs/(recoveries) totaled $423 for the three-month period ended March 31, 2007 and $94 for the same period in 2006.

The allowance for loan losses as a percentage of net loans was 1.15% at March 31, 2007 and was 1.20% at March 31, 2006.  The levels of  provisions during the three-month periods ended March 31, 2007 and March 31, 2006 reflect the growth in the loan portfolio during the periods and a higher level of net charge-offs in the first quarter of 2007.

Securities Transactions - At March 31, 2007, December 31, 2006, and March 31, 2006 market value appreciation/(depreciation) in the investment portfolio totaled $(1,307), $(1,801), and $(3,316) respectively.  As indicated, market values increased from December 31, 2006 to March 31, 2007 and from March 31, 2006 to December 31, 2006, in part, due to lower market interest rates, and in part, due to the maturing of bonds previously held with unrealized losses.

Other Income - Other income, net of any gains/losses on security transactions, increased by 4.8% from $1,476 for the three-month period ended March 31, 2006 to $1,547 for the three-month period ended March 31, 2007.

The increase in other income for the three-month period ended March 31, 2007, was due to higher service charge income on deposit accounts, up 10.6%.  The increase was partially offset by lower letter of credit fees, down 42.6%, lower fees from secondary mortgage market department operations, down 23.6%, and lower ATM fees, down 17.1%

Other Expenses - Other expenses decreased by 2.1% from $5,204 for the three-month period ended March 31, 2006 to $5,096 for the three-month period ended March 31, 2007.  The major components of other expenses are salaries and employee benefits which decreased 3.5% from $3,277 to $3,161; occupancy expense which increased 2.0% from $804 to $820; and other operating expenses which decreased by .7% from $1,123 to $1,115.  The decrease in salaries and employee benefits for the three-month period ended March 31, 2007 is attributable to the Bank's implementation of amended FAS 91 accounting procedures during the first quarter of 2007.  FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  As the Bank typically experiences origination costs in excess of origination fees, the effect of FAS 91 on the Bank's operating results is a net deferral of origination costs.  The deferral of origination costs is, in effect, a deferral of salaries expense.  The implementation of amended FAS 91 accounting procedures during the first quarter reduced salaries expense, net of the effect of a $153 tax benefit, by $261.  This amount will be amortized over the average remaining life of the associated loans originated prior to January 1, 2007.  This decrease was partially offset by increases in salaries and employee benefits due to pay increases, staff additions, and the increased costs of providing employee benefits, particularly health insurance coverage.  As of January 1, 2007 any fees or costs associated with originating or acquiring loans are being deferred and amortized in accordance with FAS 91.  Prior to January 1, 2007, net loan origination costs and fees were not material to the consolidated financial statements.  The net balance of the deferred loan costs at March 31, 2007 was $400.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  Continued renovations to the Company's Main Office on Third Avenue in Conway, South Carolina, will add to future occupancy expenses.

Income Taxes - Provisions for income taxes increased 18.1% from $1,124 for the three-month period ended March 31, 2006 to $1,327 for the three-month period ended March 31, 2007.  Income before income taxes less interest on tax-exempt investment securities increased 7.1% from $3,304 for the three-month period ended March 31, 2006 to $3,540 for the same period in 2007.

Off-balance sheet arrangements - See Note 10 - "Commitments and Contingent Liabilities" to the financial statements for a discussion of financial instruments with off-balance sheet risk.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of Bank assets to meet these needs.  The bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL RESOURCES

Total stockholders' equity was $79,346 and $76,663 at March 31, 2007 and December 31, 2006, representing 9.53% and 9.15% of total assets, respectively.  At March 31, 2007, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2006 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2007	284	162.00	-	-
February 1 - February 28, 2007	27	162.00	-	-
March 1 - March 31, 2007	14	162.00	-	-
Total	325		-	-

(1) During the period covered by this report the Company purchased 325 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer and Chief Financial Officer

Date:  May 9, 2007

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