Form 10-Q
period 2007-06-30
CNB CORP /SC/
filed 2007-08-09
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's shares of common equity as of the latest practical date: 781,656 shares of common stock, par value $10 per share, August 1, 2007.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2007, December 31, 2006 and June 30, 2006	2

Condensed Consolidated Statement of Income for the Three and Six Months Ended June 30, 2007 and 2006	3

Condensed Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	4

Condensed Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2007 and 2006	5

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits	28
SIGNATURE	28

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 31,217	$ 34,872	$ 32,732
Investment Securities	3,421	4,315	3,436
(Fair values of $3,432 at June 30, 2007, $4,380 at December 31, 2006, and $3,494 at June 30, 2006)
Securities Available for Sale	200,297	173,583	176,657
(Amortized cost of $202,468 at June 30, 2007,
$175,448 at December 31, 2006, and $180,460 at
June 30, 2006)
Federal Funds sold and securities purchased
under agreement to resell	20,000	26,000	19,000
Other Investments	1,622	1,701	2,826
Loans:
Total loans	554,754	567,325	557,578
Less allowance for possible loan losses	(6,364)	(6,476)	(6,394)
Net loans	548,390	560,849	551,184
Bank premises and equipment	22,671	22,988	21,260
Other assets	14,604	13,315	14,409
Total assets	$842,222	$837,622	$821,504

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 136,098	$ 129,763	$ 146,387
Interest-bearing	545,759	545,289	536,482
Total deposits	681,857	675,052	682,869
Federal funds purchased and securities sold under
agreement to repurchase	69,232	72,330	32,676
Other short-term borrowings	2,049	2,865	25,187
Other liabilities	7,773	10,712	6,197
Total liabilities	760,911	760,959	746,929

Stockholders' equity:
Common stock, par value $10 per share:	7,898	7,898	7,898
Authorized 1,500,000 in 2007 and 2006; issued
789,774 in 2007 and 2006
Surplus	43,555	43,555	43,547
Undivided Profits	31,989	27,017	25,631
Net Unrealized Holding Losses
on Available-For-Sale Securities	(1,303)	(1,120)	(2,282)
Less: Treasury stock	(828)	(687)	(219)
Total stockholders' equity	81,311	76,663	74,575
Total liabilities and stockholders' equity	$842,222	$837,622	$821,504

CNB Corporation and Subsidiary Condensed Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$ 10,905	$10,078	$21,892	$19,373
Interest on investment securities:
Taxable investment securities	1,731	1,503	3,293	2,950
Tax-exempt investment securities	209	197	437	404
Interest on federal funds sold and securities purchased under agreement to resell	406	150	743	502
Total interest income	13,251	11,928	26,365	23,229
Interest Expense:
Interest on deposits	4,986	3,778	9,785	7,374
Interest on federal funds purchased and securities
sold under agreement to repurchase	636	289	1,327	521
Interest on other short-term borrowings	23	87	36	96

Total interest expense	5,645	4,154	11,148	7,991
Net interest income	7,606	7,774	15,217	15,238
Provision for loan losses	(4)	375	361	650

Net interest income after provision for loan losses	7,610	7,399	14,856	14,588
Other income:
Service charges on deposit accounts	870	823	1,789	1,654
Gains/(Losses) on sale of securities available-for-sale	0	0	9	(6)
Other operating income	919	854	1,609	1,555
Total other income	1,789	1,677	3,407	3,203

Other expenses:
Salaries and employee benefits	3,500	3,511	6,661	6,788
Occupancy expense	793	808	1,613	1,612
Other operating expenses	1,217	1,389	2,332	2,512
Total other expenses	5,510	5,708	10,606	10,912
Income before income taxes	3,889	3,368	7,657	6,879
Income tax provision	1,359	1,217	2,686	2,341
Net income	2,530	2,151	4,971	4,538

Net income per weighted average shares outstanding	$ 3.22	$ 2.73	$ 6.33	$ 5.76

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$103.66	$ 94.61	$103.66	$ 94.61

Weighted average number of shares outstanding	784,677	788,355	784,837	788,443

Actual number of shares outstanding	784,412	788,216	784,412	788,216

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended June 30,	Six Months Ended June 30,
	2007 2006		2007 2006

Net Income	$ 2,530	$ 2,151	$ 4,971	$ 4,538

Other comprehensive income, net of tax

Unrealized losses on securities:

Unrealized holding losses during period	(482)	(247)	(183)	(472)

Net Comprehensive Income	$ 2,048	$ 1,904	$ 4,788	$ 4,066

CNB Corporation and Subsidiary Condensed Consolidated Statement of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2007	2006
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	7,898	7,898

Surplus:
Balance, January 1	43,555	43,547
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	43,555	43,547

Undivided profits:
Balance, January 1	27,017	21,093
Net Income	4,971	4,538
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	31,988	25,631

Net unrealized holding losses on
Available-for-sale securities:
Balance, January 1	(1,120)	(1,810)
Change in net unrealized losses	(183)	(472)
Balance at end of period	(1,302)	(2,282)

Treasury stock:
Balance, January 1	(687)	(170)
(4,495 shares in 2007; 1,240 shares in 2006)
Purchase of treasury stock	(141)	(49)
Reissue of treasury stock	None	None
Balance at end of period	(828)	(219)
(5,362 shares in 2007; 1,558 shares in 2006)

Total stockholders' equity	$81,311	$74,575

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$ 4,971	$ 4,538
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	643	605
Provision for loan losses	361	650
Provision for deferred income taxes	272	(396)
(Gain)/Loss on sale of investment securities	(9)	6
Increase in accrued interest receivable	(612)	(731)
Increase in other assets	(670)	(1,285)
Increase in other liabilities	735	36

Net cash provided by operating activities	5,691	3,419

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	2,325	0
Proceeds from pay downs of mortgage-backed securities available for sale	119	276
Proceeds from maturities/calls of investment securities held to maturity	894	685
Proceeds from maturities/calls of investment securities available for sale	36,750	15,387
Purchase of investment securities available for sale	(65,908)	(16,744)
Net decrease in federal funds sold	6,000	27,000
Net (increase)/decrease in loans	12,591	(53,652)
Premises and equipment expenditures	(885)	(1,291)

Net cash used for investing activities	(8,114)	(28,339)

FINANCING ACTIVITIES
Dividends paid	(4,123)	(3,943)
Net increase in deposits	6,805	15,764
Net decrease in securities sold under repurchase agreement	(3,098)	(10,620)
Net increase/(decrease) in other short-term borrowings	(816)	22,990

Net cash used by financing activities	(1,232)	24,191

Net decrease in cash and due from banks	(3,655)	(729)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	34,872	33,461

CASH AND DUE FROM BANKS, June 30, 2007 AND 2006	$31,217	$32,732

CASH PAID FOR:
Interest	$10,513	$ 7,140
Income taxes	$ 2,668	$ 2,532

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 784,837 shares for the six-month period ended June 30, 2007 and 788,443 shares for the six-month period ended June 30, 2006.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements".  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date − the date at which the benefit obligation and plan assets are measured − is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of SFAS No. 115".  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument by instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not elect early adoption of SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06−4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split−Dollar Life Insurance Arrangements." EITF No. 06−4 addresses employer accounting for endorsement split−dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion−1967." EITF 06−4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is currently analyzing the effects of EITF No. 06−4 on the Company's consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06−5, "Accounting for Purchases of Life Insurance − Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4, Accounting for Purchases of Life Insurance." EITF No. 06−5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06−5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual life by individual life policy (or certificate by certificate in a group policy).  EITF No. 06−5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06−5 will have a material impact on the Company's consolidated financial statements management is currently analyzing the impact of adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2007 and for the year ended December 31, 2006 were approximately $15,846 and $19,381, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $166,775 at June 30, 2007 and $167,829 at December 31, 2006 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at June 30, 2007 and at December 31, 2006.

	June 30, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 6,000	$ 0	34	$ 5,966	3.37%
One to five years	13,767	0	140	13,627	4.66
	19,767	0	174	19,593	4.27

Government Sponsored Entities
(FHLB, FHLMC, FNMA)
Within one year	61,026	0	669	60,357	3.29%
One to five years	99,541	0	1,055	98,486	4.69
Six to ten years	1,996	0	54	1,942	5.28
	162,563	0	1,778	160,785	4.17

Mortgage Backed Securities
Six to ten years	424	3	0	427	5.86%
Over ten years	303	0	29	274	3.63
	727	3	29	701	4.93

State, county and municipal
Within one year	1,000	0	1	999	4.70%
One to five years	6,457	102	10	6,549	6.98
Six to ten years	1,050	0	24	1,026	5.67
Over ten years	10,544	0	260	10,284	5.58
	19,051	102	295	18,858	6.01

Other Investments
Federal Reserve Bank Stock	116	-	-	116	-%
Federal Home Loan Bank Stock	1,506	-	-	1,506	-
CRA Qualified Investment Fund	350	-	-	350	-
MasterCard International Stock	10	-	-	10	-
	1,982	-	-	1,982	-

Total available for sale	$204,090	$ 105	$ 2,276	$201,919	4.38%

HELD TO MATURITY

State, county and municipal
Within one year	$ 700	$ 1	$ 0	$ 701	7.48%
One to five years	1,592	18	0	1,610	6.98
Six to ten years	390	0	1	389	6.06
Over ten years	739	0	7	732	5.93

Total held to maturity	$ 3,421	$ 19	$ 8	$ 3,432	6.75%

(1) Tax equivalent adjustment based on a 34% tax rate

As of June 30, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding losses on available-for-sale securities component of capital is $(1,303) as of June 30, 2007.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Federal agencies
Within one year	$ 6,000	$ -	82	$ 5,918	3.37%
One to five years	4,500	-	104	4,396	3.50
	10,500	-	186	10,314	3.43

Government Sponsored Entities
(FHLB, FHLMC, FNMA)
Within one year	62,676	-	605	62,071	3.28%
One to five years	82,391	14	1,269	81,136	3.99
Six to ten years	1,996	-	-	1,996	5.29
	147,063	14	1,874	145,203	3.70

Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63
	845	12	27	830	4.84

State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97
Six to ten years	1,511	34	-	1,545	6.12
Over ten years	2,711	-	8	2,703	5.66
	16,684	208	12	16,880	6.23

Other Investments
Federal Reserve Bank Stock	116	-	-	116	-%
Federal Home Loan Bank Stock	1,585	-	-	1,585	-
CRA Qualified Investment Fund	346	-	-	346	-
MasterCard International Stock	10	-	-	10	-
	2,057	-	-	2,057	-

Total available for sale	$177,149	$ 234	$2,099	$175,284	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06
Over ten years	1,129	21	-	1,150	5.98

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding losses on available-for-sale securities component of capital was $(1,120) as of December 31, 2006.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2007 and December 31, 2006 by major classification:

	June 30,	December 31,
	2007	2006

Real estate loans - mortgage	$ 358,545	$ 361,707
- construction	62,785	74,564
Loans to farmers	3,461	3,097
Commercial and industrial loans	83,967	83,375
Loans to individuals for household,
family and other consumer expenditures	45,539	44,124
All other loans, including overdrafts	457	458
Gross loans	$ 554,754	567,325
Less allowance for loan losses	(6,364)	(6,476)
Net loans	$ 548,390	$ 560,849

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, continued

     Changes in the allowance for loan losses for the quarters ended and six-month periods ended June 30, 2007 and 2006, and the year ended December 31, 2006 are summarized as follows:

	Quarter Ended		Six-Months Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006

Balance, beginning of period	$ 6,418	$ 6,099	$ 6,476	$ 5,918	$ 5,918
Charge-offs:
Commercial, financial, and agricultural	22	64	410	85	188
Real Estate - construction and mortgage	43	5	52	6	44
Loans to individuals	76	166	172	331	677
Total charge-offs	$ 141	$ 235	$ 634	$ 422	$ 909
Recoveries:
Commercial, financial, and agricultural	$ 38	$ 115	$ 59	$ 155	$ 201
Real Estate - construction and mortgage	1	3	1	3	154
Loans to individuals	52	37	101	90	304
Total recoveries	$ 91	$ 155	$ 161	$ 248	$ 659
Net charge-offs/(recoveries)	$ 50	$ 80	$ 473	$ 174	$ 250
Additions charged to operations	$ (4)	$ 375	$ 361	$ 650	$ 808
Balance, end of period	$ 6,364	$6,394	$ 6,364	$6,394	$ 6,476

Ratio of net charge-offs during the period
to average loans outstanding during the period	.01%	.01%	.08%	.03%	.05%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At June 30, 2007 and June 30 and December 31, 2006 loans on which no interest was being accrued totaled approximately $606, $681, and $897, respectively.  The Company had $46 of foreclosed real estate at June 30, 2007, $19 of foreclosed real estate at June 30, 2006 and no foreclosed real estate at December 31, 2006.  Loans 90 days past due and still accruing interest totaled $257, $475, and $232 at June 30, 2007 and June 30 and December 31, 2006, respectively.

At June 30, 2007 and June 30 and December 31, 2006 classified assets, the majority consisting of classified loans, were $12,630, $10,625, and $14,253, respectively.  At June 30, 2007 and June 30 and December 31, 2006 classified assets represented 15.00%, 13.72% and 17.94% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,
	2007	2006

Land and buildings	$ 25,021	$ 25,021
Furniture, fixtures and equipment	7,521	7,254
Construction in progress	337	281
	$ 32,879	$ 32,556

Less accumulated depreciation and amortization	10,208	9,568
	$ 22,671	$ 22,988

     Depreciation and amortization of bank premises and equipment charged to operating expense was $643 for the six-month period ended June 30, 2007, and $1,202 for the year ended December 31, 2006.  The construction in progress is primarily related to ongoing renovations to the Company's Main Office in Conway, South Carolina.  Construction and equipment costs are estimated at $1,000.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2007 and December 31, 2006, certificates of deposit of $100,000 or more included in time deposits totaled approximately $173,289 and $175,968, respectively.  Interest expense on these deposits was approximately $4,414 for the six-month period ended June 30, 2007 and $6,841 for the year ended December 31, 2006.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2007 and December 31, 2006, securities sold under repurchase agreements totaled $69,232 and $72,330, respectively.  Securities with a book value of $81,260 ($80,410 fair value) and $93,211 ($92,323 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 4.21 percent and 4.39 percent at June 30, 2007 and December 31, 2006, respectively.

NOTE 8 - LINES OF CREDIT

     At June 30, 2007, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $5,946 at June 30, 2007.  The amount outstanding under the note totaled $2,049 and $2,865 at June 30, 2007 and December 31, 2006, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $132,084  secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at June 30, 2007 and December 31, 2006.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended June 30, 2007 and June 30, 2006 on pretax income of $3,889 and $3,368 totaled $1,359 and $1,217, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2007.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2007
Loan Commitments	$ 57,520
Standby letters of credits	5,529

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and six-month periods ended June 30, 2007 and the year ended December 31, 2006, $189, $340, and  $605, respectively, was charged to operations under the plan.

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

NOTE 12 - REGULATORY MATTERS - Continued

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are also presented in the tables below as of June 30, 2007:

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$85,510	15.13%	45,199	8.0%	$56,499	10.0%

Tier 1 Capital (to risk weighted assets)	79,146	14.01	22,599	4.0	33,899	6.0

Tier 1 Capital (to average assets)	79,146	9.39	33,698	4.0	42,123	5.0

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$88,978	15.72%	45,291	8.0%

Tier 1 Capital (to risk weighted assets)	82,614	14.59	22,645	4.0

Tier 1 Capital (to average assets)	82,614	9.79	33,744	4.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	June 30,
ASSETS	2007	2006
Cash	$ 2,323	$ 2,359
Investment in subsidiary	77,843	71,071
Fixed Assets	1,109	1,109
Other assets	36	36
	$ 81,311	$ 74,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	81,311	74,575
	$ 81,311	$ 74,575

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the six-month period ended June 30,
	2007	2006
EQUITY IN NET INCOME OF SUBSIDIARY	$ 5,055	$ 4,809
OTHER INCOME	1	1
OTHER EXPENSES	(85)	(272)
Net Income	$ 4,971	$ 4,538

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at June 30, 2007 and for the three and six-month periods ending June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased .5% from $557,578 at June 30, 2006 to $554,754 at June 30, 2007, and decreased 2.2%, from $567,325 at December 31, 2006 to $554,754 at June 30, 2007.  Loans decreased as a percentage of total assets from 67.9% to 65.9% from June 30, 2006 to June 30, 2007 and decreased from 67.7% to 65.9% from December 31, 2006 to June 30, 2007.    Loan demand in our market area was strong in 2006 due, in part, to a strong real estate market.  However, the demand for real estate loans leveled in the second half of 2006 and slowed during the first half of 2007.  Securities and federal funds sold increased as a percentage of total assets from 24.2% at June 30, 2006 to 26.6% at June 30, 2007 as consequence of the decreases in loans during this period.  Securities and federal funds sold increased from 24.3% of total assets at December 31, 2006 to 26.6% at June 30, 2007, a reflection of the decline in the demand for loans in our market.  The level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 17.8% at June 30, 2006 to 16.2% at June 30, 2007, but increased from 15.5% at December 31, 2006 to 16.2% at June 30, 2007.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term.  However, interest-bearing deposits  decreased from 65.3% of total assets at June 30, 2006 to 64.8% at June 30, 2007, and decreased from 65.1% at December 31, 2006 to 64.8% at June 30, 2007. The decline in interest bearing deposits from June 30, 2006 to June 30, 2007 was due, in part, to the movement of certain recurring funds from interest bearing deposits to securities sold under agreement to repurchase.  Securities sold under agreement to repurchase increased from 4.0% at June 30, 2006 to 8.2% at June 30, 2007.  However, securities sold under agreement to repurchase declined slightly from 8.6% of total assets at December 31, 2006 to 8.2% at June 30, 2007.  Other short-term borrowings remained relatively stable as a percentage of total assets at June 30, 2007 and December 31, 2006.  Other short-term borrowings rose to 3.1% of total assets at June 30, 2006 due to a short-term increase in FHLB loan advances.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2007 and June 30 and December 31, 2006:

	June 30,		December 31
	2007	2006	2006
Assets:
Earning assets:
Loans	65.9%	67.9%	67.7%
Investment securities	.4	.4	.5
Securities Available for Sale	23.8	21.5	20.7
Federal funds sold and securities purchased under agreement to resell	2.4	2.3	3.1
Total earning assets	92.5	92.1	92.0
Other assets	7.5	7.9	8.0
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	64.8%	65.3%	65.1%
Federal funds purchased and securities sold under agreement to repurchase	8.2	4.0	8.6
Other short-term borrowings	.2	3.1	.3
Total interest-bearing liabilities	73.2	72.4	74.0
Noninterest-bearing deposits	16.2	17.8	15.5
Other liabilities	.9	.7	1.3
Stockholders' equity	9.7	9.1	9.2
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended June 30, 2007 and 2006 were $2,530 and $2,151, respectively, resulting in a return on average assets of 1.20% and 1.08% and a return on average stockholders' equity of 12.55% and 11.70%, also respectively.

Earnings for the six-month periods ended June 30, 2007 and 2006 were $4,971 and $4,538, respectively, resulting in a return on average assets of 1.18% and 1.15% and a return on average stockholders equity of 12.53% and 12.49%, also respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income).  Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $20,718 or 2.5% to $842,222 at June 30, 2007 from $821,504 at June 30, 2006. The following table sets forth the financial highlights for the three and six-month periods ending June 30, 2007 and June 30, 2006:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,

	2007	2006	Percent Increase (Decrease)	2007	2006	Percent Increase (Decrease)
Net interest income after provision for loan losses	7,610	7,399	2.9%	14,856	14,588	1.8%
Income before income taxes	3,889	3,368	15.5	7,657	6,879	11.3
Net Income	2,530	2,151	17.6	4,971	4,538	9.5
Per Share	3.22	2.73	17.9	6.33	5.76	9.9
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	842,222	821,504	2.5%	842,222	821,504	2.5%
Total deposits	681,857	682,869	(.1)	681,857	682,869	(.1)
Loans	554,754	557,578	(.5)	554,754	557,578	(.5)
Investment securities and securities available for sale	203,718	180,093	13.1	203,718	180,093	13.1
Stockholders' equity	81,311	74,575	9.0	81,311	74,575	9.0
Book value per share	103.66	94.61	9.6	103.66	94.61	9.6
Ratios (1):
Annualized return on average total assets	1.20%	1.08%	11.1%	1.18%	1.15%	2.6%
Annualized return on average stockholders' equity	12.55%	11.70%	7.3%	12.53%	12.49%	.3%

(1)

For the three-month period ended June 30, 2007, average total assets amounted to $843,606 with average stockholders' equity totaling $80,648 for the same period.

For the six-month periods ended June 30, 2007 and June 30, 2006, average total assets amounted to $839,672 and $789,890 with average stockholders' equity totaling $79,341 and $72,643 for the same periods, respectively.

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

During the first quarter of 2007, the Company implemented revised accounting procedures associated with FASB Statement No. 91 (FAS 91) "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)".  FAS 91 established the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  This statement also specifies the accounting for fees and initial direct costs associated with leasing.  The adoption of FAS 91 by the Company in the first quarter had no impact on interest income and fees on loans.  However, the implementation of the revised FAS 91 accounting procedures did result in net deferred costs in the form of deferred salaries and benefits discussed below.  The net balance of this deferral at June 30, 2007 was $430.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2007 and 2006.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be re-priced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be re-priced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank has maintained net interest margins for the three-month and six-month periods ended June 30, 2007, of 3.95% and 3.97%, respectively, and 4.29% and 4.24%, respectively, for the same periods in 2006, as compared to management's long-term target of 4.35%.  Net interest margins have been compressed for the Bank and industry-wide as we continue to experience a flat to slightly inverted treasury yield curve where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates.  As well, competition in the Bank's specific market has increased significantly as new competitors seek market share.  A return to a more historically upward-sloping yield curve would enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income for the three-month period ended June 30, 2007 was $7,714, a decrease of 2.0% from the $7,875 attained for the three-month period ended June 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 11.1% to $13,359 from $12,029 and total interest expense increased by 35.9% to $5,645 from $4,154.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .34% to 3.95% for the three-month period ended June 30, 2007 from 4.29% for the three-month period ended June 30, 2006.

Fully-tax-equivalent net interest income showed a .03% decrease at $15,442 for the six-month period ended June 30, 2007 as compared to $15,446 for the six-month period ended June 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 13.5% to $26,590 from $23,437 and total interest expense increased by 39.5% to $11,148 from $7,991.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .27% to 3.97% for the six-month period ended June 30, 2007 from 4.24% for the six-month period ended June 30, 2006.

The tables on the following three pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2007 and 2006, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2007 and 2006.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 6/30/07			Three Months Ended 6/30/06
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$561,352	$ 10,905	7.77%	$541,833	$ 10,078	7.44%
Securities:
Taxable	168,588	1,731	4.11	161,578	1,503	3.72
Tax-exempt	20,549	317	(2) 6.17	19,008	298	(2) 6.27
Federal funds sold and securities purchased under
agreement to resell	31,248	406	5.20	12,320	150	4.87
Total earning assets	781,737	13,359	6.84	734,739	12,029	6.55
Other assets	61,869			63,573
Total assets	$843,606			$798,312

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$547,249	4,986	3.64	$522,266	3,778	2.89
Federal funds purchased and securities sold under
agreement to repurchase	62,307	636	4.08	40,319	289	2.87
Other short-term borrowings	1,712	23	5.37	6,898	87	5.04
Total interest-bearing liabilities	$611,268	$ 5,645	3.69	$569,483	$ 4,154	2.92
Noninterest-bearing deposits	137,782			151,396
Other liabilities	13,908			3,875
Stockholders' equity	80,648			73,558
Total liabilities and stockholders' equity	$843,606			$798,312
Net interest income as a percent of total
earning assets	$781,737	$ 7,714	3.95	$734,739	$ 7,875	4.29

Ratios:
Annualized return on average total assets			1.20			1.08
Annualized return on average stockholders' equity			12.55			11.70
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.56			9.21
Average total deposits			11.77			10.92
Average loans			14.37			13.58
Average earning assets as a percent of
average total assets			92.66			92.04

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $110 and $144 are included in the above interest income for June 30, 2007 and 2006, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $606 and $681 for June 30, 2007 and 2006, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $108 and $101 for June 30, 2007 and 2006, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Six Months Ended 6/30/07			Six Months Ended 6/30/06
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$564,694	$ 21,892	7.75%	$525,485	$ 19,373	7.37%
Securities:
Taxable	164,006	3,293	4.02	161,027	2,950	3.66
Tax-exempt	21,295	662	(2) 6.22	19,508	612	(2) 6.27
Federal funds sold and securities purchased under
agreement to resell	28,214	743	5.27	22,085	502	4.55
Total earning assets	778,209	26,590	6.83	728,105	23,437	6.44
Other assets	61,463			61,785
Total assets	$839,672			$789,890

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$544,055	9,785	3.60	$528,096	7,374	2.79
Federal funds purchased and securities sold under
agreement to repurchase	65,841	1,327	4.03	39,248	521	2.65
Other short-term borrowings	1,461	36	4.93	3,972	96	4.83
Total interest-bearing liabilities	$611,357	$ 11,148	3.65	$571,316	$ 7,991	2.80
Noninterest-bearing deposits	135,971			142,434
Other liabilities	13,003			3,497
Stockholders' equity	79,341			72,643
Total liabilities and stockholders' equity	$839,672			$789,890
Net interest income as a percent of total
earning assets	$778,209	$ 15,442	3.97	$728,105	$15,446	4.24

Ratios:
Annualized return on average total assets			1.18			1.15
Annualized return on average stockholders' equity			12.53			12.49
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.45			9.20
Average total deposits			11.67			10.83
Average loans			14.05			13.82
Average earning assets as a percent of
average total assets			92.68			92.18

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $189 and $300 are included in the above interest income for June 30, 2007 and 2006, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $606 and $681 for June 30, 2007 and 2006, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $225 and $208 for June 30, 2007 and 2006, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2007 and 2006
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007(3)	2006(3)	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	561,352	541,833	7.77%	7.44%	10,905	10,078	827	448	379
Investment securities:
Taxable	168,588	161,578	4.11%	3.72%	1,731	1,503	228	156	72
Tax-exempt (2)	20,549	19,008	6.17%	6.27%	317	298	19	(5)	24
Federal funds sold and Securities
purchased under agreement to resell	31,248	12,320	5.20%	4.87%	406	150	256	10	246

Total Earning Assets	781,737	734,739	6.84%	6.55%	13,359	12,029	1,330	527	803

Interest-bearing Liabilities:

Interest-bearing deposits	547,249	522,266	3.64%	2.89%	4,986	3,778	1,208	980	228
Federal funds purchased and securities
sold under agreement to repurchase	62,307	40,319	4.08%	2.87%	636	289	347	123	224
Other short-term borrowings	1,712	6,898	5.37%	5.04%	23	87	(64)	6	(70)

Total Interest-bearing Liabilities	611,268	569,483	3.69%	2.92%	5,645	4,154	1,491	1,105	386
Interest-free Funds Supporting
Earning Assets	170,469	165,255

Total Funds Supporting Earning Assets	781,737	734,739	2.89%	2.26%	5,645	4,154	1,491	1,152	339

Interest Rate Spread			3.15%	3.63%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.80%	.66%
Net Yield on Earning Assets			3.95%	4.29%	7,714	7,875

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2007 and 2006 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007(3)	2006(3)	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	564,694	525,485	7.75%	7.37%	21,892	19,373	2,519	999	1,520
Investment securities:
Taxable	164,006	161,027	4.02%	3.66%	3,293	2,950	343	283	60
Tax-exempt (2)	21,295	19,508	6.22%	6.27%	662	612	50	(6)	56
Federal funds sold and Securities
purchased under agreement to resell	28,214	22,085	5.27%	4.55%	743	502	241	80	161

Total Earning Assets	778,209	728,105	6.83%	6.44%	26,590	23,437	3,153	1,441	1,712

Interest-bearing Liabilities:

Interest-bearing deposits	544,055	528,096	3.60%	2.79%	9,785	7,374	2,411	2,124	287
Federal funds purchased and securities
sold under agreement to repurchase	65,841	39,248	4.03%	2.65%	1,327	521	806	270	536
Other short-term borrowings	1,461	3,972	4.93%	4.83%	36	96	(60)	2	(62)

Total Interest-bearing Liabilities	611,357	571,316	3.65%	2.80%	11,148	7,991	3,157	2,427	730
Interest-free Funds Supporting
Earning Assets	166,852	156,789

Total Funds Supporting Earning Assets	778,209	728,105	2.87%	2.20%	11,148	7,991	3,157	2,439	718

Interest Rate Spread			3.18%	3.64%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.79%	.60%
Net Yield on Earning Assets			3.97%	4.24%	15,442	15,446

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

The provision for loan losses was $(4) for the three-month period ended June 30, 2007 and $375 for the three-month period ended June 30, 2006.  Net loan charge-offs/(recoveries) totaled $50 for the three-month period ended June 30, 2007 and $80 for the same period in 2006.  The negative provision for the three-month period ended June 30, 2007 is due to the decline in loans during the period.

The provision for loan losses was $361 for the six-month period ended June 30, 2007 and $650 for the six-month period ended June 30, 2006.  Net loan charge-offs/(recoveries) totaled $473 for the six-month period ended June 30, 2007 and  $174 for the same period in 2006.

The allowance for loan losses as a percentage of net loans was 1.16% at June 30, 2007 and was 1.16% at June 30, 2006.  The decreased provisions during the three-month and six-month periods ended June 30, 2007 reflect the decline in loan demand in the Bank's  market area.

Securities Transactions - At June 30, 2007, December 31, 2006, and June 30, 2006 market value appreciation/(depreciation) in the investment portfolio totaled $(2,171), $(2,919), and $(4,031) respectively.  As indicated, market values increased due to a leveling of market interest rates in 2006 and 2007.  As well, the Bank has had a substantial number of bonds mature in 2007 which have been reinvested at current yields and which were previously carried in a loss position.

Other Income - Other income, net of any gains/losses on security transactions, increased by 6.7% to $1,789 for the three-month period ended June 30, 2007 from $1,677 for the three-month period ended June 30, 2006.  Other income, net of any gains/losses on security transactions, increased by 6.4% to $3,407 for the six-month period ended June 30, 2007 from $3,203 for the six-month period ended June 30, 2006.  The increase in other income for the three-month period ended June 30, 2007, was primarily due to higher service charges on deposit accounts income, up 5.7%.  The increase in other income for the six-month period ended June 30, 2007, was also primarily due to higher service charge income on deposit accounts, up 8.2%.

Other Expenses - Other expenses decreased by 3.6% to $5,510 for the three-month period ended June 30, 2007 from $5,708 for the three-month period ended June 30, 2006.  The major components of other expenses are salaries and employee benefits which decreased .3% to $3,500 from $3,511; occupancy expense which decreased 1.8% to $793 from $808; and other operating expenses which decreased by 12.4% to $1,217 from $1,389.  The decrease in salaries and employee benefits for the three-month period ended June 30, 2007 is attributable to the Bank's implementation of amended FAS 91 accounting procedures during the first quarter of 2007.  FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  As the Bank typically experiences origination costs in excess of origination fees, the effect of FAS 91 on the Bank's operating results is a net deferral of origination costs.  The deferral of origination costs is, in effect, a deferral of salaries expense.   This decrease was partially offset by increases in salaries and employee benefits due to pay increases, staff additions, and the increased costs of providing employee benefits.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  However, occupancy expense declined for the second quarter of 2007 due to minor reductions in utilities, property insurance and maintenance contracts.

Other expenses decreased by 2.8% to $10,606 for the six-month period ended June 30, 2007 from $10,912 for the six-month period ended June 30, 2006.  The major components of other expenses are salaries and employee benefits which decreased 1.9% to $6,661 from $6,788.  As discussed in the preceding paragraph, the implementation of amended FAS 91 accounting procedures has effectively reduced salaries expense.  As of June 30, 2007, the amount of deferred salaries expense was $281, net of the effect of a tax benefit of $165.  Occupancy expense increased .1% to $1,613 for the six-month period ended June 30, 2007 from $1,612 for the same period in 2006.  As well, other operating expenses decreased 7.2% to $2,332 from $2,512 for the same periods respectively.

The decrease in the three-month and six-month periods ended June 30, 2007 salaries and employee benefits was partially offset by staff additions, pay increases, and the increased costs of providing employee benefits.  Occupancy expense will continue to grow in future periods due to the addition of new banking facilities and staff.  The construction and equipping of a new banking office in Little River, South Carolina and continued renovations to the Bank's Operations and Administration building will add to future occupancy expenses.

NET INCOME (continued)

Income Taxes - Provisions for income taxes increased 11.7% to $1,359 for the three-month period ended June 30, 2007 from $1,217 for the three-month period ended June 30, 2006.  Income before income taxes less interest on tax-exempt investment securities increased 16.1% to $3,680 for the three-month period ended June 30, 2007 from $3,171 for the same period in 2006.

Provisions for income taxes increased 14.7% to $2,686 for the six-month period ended June 30, 2007 from $2,341 for the six-month period ended June 30, 2006.  Income before income taxes less interest on tax-exempt investment securities increased by 11.5% to $7,220 for the six-month period ended June 30, 2007 from $6,475 for the same period in 2006.

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

CAPITAL RESOURCES

Total stockholders' equity was $81,311 and $76,663 at June 30, 2007 and December 31, 2006, representing 9.65% and 9.15% of total assets, respectively.  At June 30, 2007, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk, as it relates to lending and real estate held for operating locations, results from potential changes in the value of collateral underlying loans receivable and the market value of real estate held by the Company.

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

Item 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2007	203	162.00	-	-
May 1 - May 31, 2007	108	162.00	-	-
June 1 - June 30, 2007	204	162.00	-	-
Total	515	$162.00	-	-

(1) During the period covered by this report the Company purchased 515 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 8, 2007, the Company held its annual meeting of shareholders.  At the meeting, two matters were voted on with results as follows:

1.  Election of three directors to each serve three-year terms, one director to serve a two-year term, and two directors to each serve one-year terms:

	SHARES VOTED
	FOR	AUTHORITY WITHHELD	BROKER NON-VOTES
Three-year terms
James W. Barnette, Jr.	524,585	14,475	10,515
W. Jennings Duncan	525,380	13,680	10,515
Harold G. Cushman, III	520,252	18,808	10,515

Two-year terms
Lynn Gatlin Stevens	516,146	22,914	10,515

One-year terms
William O. Marsh	525,890	13,170	10,515
John C. Thompson	524,585	14,475	10,515

The following directors continue to serve until the annual meetings in the years indicated and were not voted on at the 2007 annual meeting:  William R. Benson - 2009; Edward T. Kelaher - 2009; George F. Sasser - 2009; Harold G. Cushman, Jr. - 2008.

2. Ratification of Elliott Davis, LLC as the Company's independent registered public accounting firm for the year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
525,611	13,449	0

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer and Chief Financial Officer

Date:  August 9, 2007

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