Form 10-Q
period 2007-09-30
CNB CORP /SC/
filed 2007-11-09
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-24523

CNB Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-0792402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Third Avenue, Conway, S.C.	29526
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 859,452 shares of common stock, par value $10 per share, November 1, 2007.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2007, December 31, 2006 and September 30, 2006	2

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	27
SIGNATURE	27

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	September 30,	December 31,	September 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 18,255	$ 34,872	$ 32,456
Investment Securities	2,817	4,315	4,315
(Fair values of $2,864 at September 30, 2007, $4,380 at December 31, 2006, and $4,395 at September 30, 2006)
Securities Available for Sale	204,150	173,582	169,816
(Amortized cost of $204,023 at September 30, 2007, $175,448 at December 31, 2006, and
$172,476 at September 30, 2006
Federal Funds sold and securities purchased
under agreement to resell	30,500	26,000	44,000
Other Investments	1,623	1,701	2,376
Loans:
Total loans	562,457	567,325	567,088
Less allowance for possible loan losses	(6,389)	(6,476)	(6,491)
Net loans	556,068	560,849	560,597
Bank premises and equipment	22,544	22,988	21,329
Other assets	13,109	13,315	13,186
Total assets	$849,066	$837,622	$848,075

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$ 125,115	$ 129,763	$ 144,098
Interest-bearing	552,685	545,289	535,888
Total deposits	677,800	675,052	679,986
Federal funds purchased and securities sold under
agreement to repurchase	72,792	72,330	65,547
Other short-term borrowings	5,817	2,865	18,436
Other liabilities	7,967	10,712	6,284
Total liabilities	764,376	760,959	770,253

Stockholders' equity:
Common stock, par value $10 per share:	8,684	7,898	7,898
Authorized 1,500,000 in 2007 and 2006; issued
868,422 in 2007 and 789,744 in 2006.
Surplus	55,939	43,555	43,547
Undivided Profits	21,320	27,017	28,669
Net Unrealized Holding Gains/(Losses)
on Available-For-Sale Securities	76	(1,120)	(1,596)
Less: Treasury stock	(1,329)	(687)	(696)
Total stockholders' equity	84,690	76,663	77,822
Total liabilities and stockholders' equity	$849,066	$837,622	$848,075

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$ 10,980	$10,908	$32,872	$30,281
Interest on investment securities:
Taxable investment securities	2,022	1,497	5,315	4,447
Tax-exempt investment securities	224	197	661	601
Interest on federal funds sold and securities purchased under agreement to resell	445	287	1,188	789
Total interest income	13,671	12,889	40,036	36,118
Interest Expense:
Interest on deposits	5,005	4,239	14,790	11,613
Interest on federal funds purchased and securities
sold under agreement to repurchase	749	314	2,076	835
Interest on other short-term borrowings	13	372	49	468

Total interest expense	5,767	4,925	16,915	12,916
Net interest income	7,904	7,964	23,121	23,202
Provision for loan losses	220	238	581	888

Net interest income after provision for loan losses	7,684	7,726	22,540	22,314
Other income:
Service charges on deposit accounts	901	811	2,690	2,465
Gains/(Losses) on sale of securities available-for-sale	0	0	9	(6)
Other operating income	852	1,071	2,461	2,626
Total other income	1,753	1,882	5,160	5,085

Other expenses:
Salaries and employee benefits	3,751	3,244	10,412	10,032
Occupancy expense	793	816	2,406	2,428
Other operating expenses	1,159	1,240	3,491	3,752
Total other expenses	5,703	5,300	16,309	16,212
Income before income taxes	3,734	4,308	11,391	11,187
Income tax provision	1,188	1,271	3,874	3,612
Net income	2,546	3,037	7,517	7,575

*Per Share Data:
Net income per weighted average shares outstanding	$ 2.96	$ 3.51	$ 8.72	$ 8.74

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 98.52	$ 90.10	$ 98.52	$ 90.10

Weighted average number of shares outstanding	860,914	864,232	862,510	866,258

Actual number of shares outstanding	859,617	863,686	859,617	863,686

*Adjusted for the effect of a 10% stock dividend issued during 2007.

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2007 2006		2007 2006

Net Income	$ 2,546	$ 3,037	$ 7,517	$ 7,575

Other comprehensive income, net of tax

Unrealized losses on securities:

Unrealized holding gains during period	1,379	686	1,196	214

Net Comprehensive Income	$ 3,925	$ 3,723	$ 8,713	$ 7,789

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2007	2006
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 7,898	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	786	None
Balance at end of period	8,684	7,898

Surplus:
Balance, January 1	43,555	43,547
Issuance of Common Stock	None	None
Stock Dividend	12,368	None
Gain on sale of Treasury stock	16	None
Balance at end of period	55,939	43,547

Undivided profits:
Balance, January 1	27,017	21,094
Net Income	7,517	7,575
Stock Dividend	(13,214)	None
Cash dividends declared	None	None
Balance at end of period	21,320	28,669

Net unrealized holding gains/losses on
Available-for-sale securities:
Balance, January 1	(1,120)	(1,810)
Change in net unrealized gains/losses	1,196	214
Balance at end of period	76	(1,596)

Treasury stock:
Balance, January 1	(687)	(170)
(4,495 shares in 2007; 1,240 shares in 2006)
Purchase of treasury stock	(682)	(526)
Issuance of stock	40	None
Balance at end of period	(1,329)	(696)
(8,805 shares in 2007; 4,605 shares in 2006)

Total stockholders' equity	$84,690	$77,822

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$ 7,517	$ 7,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	965	907
Provision for loan losses	581	888
Provision for deferred income taxes	1,030	14
(Gain)/Loss on sale of investment securities	(9)	6
Increase in accrued interest receivable	(705)	(802)
Increase in other assets	(41)	(318)
Increase in other liabilities	(764)	(956)

Net cash provided by operating activities	8,574	7,314

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	2,325	0
Proceeds from paydowns of mortgage-backed securities available for sale	147	299
Proceeds from maturities/calls of investment securities held to maturity	1,498	935
Proceeds from maturities/calls of investment securities available for sale	53,332	23,310
Purchase of investment securities available for sale	(84,379)	(16,745)
Purchase of investment securities held to maturity	0	(1,128)
Net (increase)/decrease in federal funds sold	(4,500)	2,000
Net (increase)/decrease in loans	4,868	(63,152)
Premises and equipment expenditures	(521)	(1,662)

Net cash used for investing activities	(27,230)	(56,143)

FINANCING ACTIVITIES
Dividends paid	(4,123)	(3,943)
Net increase in deposits	2,748	13,277
Net increase in securities sold under repurchase agreement	462	22,251
Net increase in other short-term borrowings	2,952	16,239

Net cash provided by financing activities	2,039	47,824

Net decrease in cash and due from banks	(16,617)	(1,005)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	34,872	33,461

CASH AND DUE FROM BANKS, September 30, 2007 AND 2006	$18,255	$32,456

CASH PAID FOR:
Interest	$16,483	$12,168
Income taxes	$ 3,860	$ 3,773

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 862,510 shares for the nine-month period ended September 30, 2007 and 866,258 shares for the nine-month period ended September 30, 2006, adjusted for the effect of a 10% stock dividend issued in September 2007.

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

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2007 and for the year ended December 31, 2006 were approximately $11,353 and $19,381, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $170,001 at September 30, 2007 and $167,829 at December 31, 2006 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at September 30, 2007 and at December 31, 2006.

	September 30, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Entities
(FHLB, FHLMC, FNMA, FFCB)
Within one year	67,276	1	469	66,808	3.39%
One to five years	108,056	613	205	108,464	4.94
Six to ten years	8,997	55	3	9,049	5.38
	184,329	669	677	184,321	4.40
Mortgage Backed Securities
Six to ten years	402	7	0	409	5.89%
Over ten years	297	0	23	274	3.63
	699	7	23	683	4.93
State, county and municipal
One to five years	6,455	141	1	6,595	6.98%
Six to ten years	1,417	13	0	1,430	5.62
Over ten years	10,760	27	29	10,758	5.60
	18,632	181	30	18,783	6.08

Other Investments
CRA Qualified Investment Fund	352	-	-	352	-
Mastercard International Stock	11	-	-	11	-
	363	-	-	363	-

Total available for sale	$204,023	$ 857	$ 730	$204,150	4.55%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ 0	$ 0	$ 250	7.56%
One to five years	1,438	25	0	1,463	6.94
Six to ten years	1,129	22	0	1,151	5.97

Total held to maturity	$ 2,817	$ 47	$ 0	$ 2,864	6.61%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of September 30, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital is $76 as of September 30, 2007.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Entities
(FHLB, FHLMC, FNMA, FFCB)
Within one year	68,676	-	687	67,989	3.29%
One to five years	86,891	14	1,373	85,532	3.96
Six to ten years	1,996	-	-	1,996	5.29
	157,563	14	2,060	155,517	3.70

Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63
	845	12	27	830	4.84

State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97
Six to ten years	1,511	34	-	1,545	6.12
Over ten years	2,711	-	8	2,703	5.66
	16,684	208	12	16,880	6.23

Other Investments
CRA Qualified Investment Fund	346	-	-	346	-
Mastercard International Stock	10	-	-	10	-
	356	-	-	356	-

Total available for sale	$175,448	$ 234	$2,099	$173,583	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06
Over ten years	1,129	21	-	1,150	5.98

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding losses on available-for-sale securities component of capital was $(1,120) as of December 31, 2006.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2007 and December 31, 2006 by major classification:

	September 30,	December 31,
	2007	2006

Real estate loans - mortgage	$ 357,097	$ 361,707
- construction	68,979	74,564
Loans to farmers	3,091	3,097
Commercial and industrial loans	86,108	83,375
Loans to individuals for household,
family and other consumer expenditures	46,661	44,124
All other loans, including overdrafts	521	458
Gross loans	$ 562,457	567,325
Less allowance for loan losses	(6,389)	(6,476)
Net loans	$ 556,068	$ 560,849

     Changes in the allowance for loan losses for the quarters ended and nine-month periods ended September 30, 2007 and 2006, and the year ended December 31, 2006 are summarized as follows:

	Quarter Ended		Nine-Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006

Balance, beginning of period	$ 6,364	$ 6,394	$ 6,476	$ 5,918	$ 5,918
Charge-offs:
Commercial, financial, and agricultural	104	68	514	153	188
Real Estate - construction and mortgage	0	38	52	44	44
Loans to individuals	175	162	347	493	677
Total charge-offs	$ 279	$ 268	$ 913	$ 690	$ 909
Recoveries:
Commercial, financial, and agricultural	$ 22	$ 20	$ 81	$ 175	$ 201
Real Estate - construction and mortgage	20	0	21	3	154
Loans to individuals	42	107	143	197	304
Total recoveries	$ 84	$ 127	$ 245	$ 375	$ 659
Net charge-offs	$ 195	$ 141	$ 668	$ 315	$ 250
Additions charged to operations	$ 220	$ 238	$ 581	$ 888	$ 808
Balance, end of period	$ 6,389	$6,491	$ 6,389	$6,491	$ 6,476

Ratio of net charge-offs during the period
to average loans outstanding during the period	.03%	.03%	.12%	.06%	.05%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At September 30, 2007 and September 30, 2006 and December 31, 2006 loans on which no interest was being accrued totaled approximately $827, $763, and $897, respectively.  The Company had $47 of foreclosed real estate at September 30, 2007, $29 of foreclosed real estate at September 30, 2006 and no foreclosed real estate at December 31, 2006.  Loans 90 days past due and still accruing interest totaled $267, $154, and $232 at September 30, 2007 and September 30, 2006 and December 31, 2006, respectively.

At September 30, 2007 and September 30, 2006 and December 31, 2006 classified assets, the majority consisting of classified loans, were $17,449, $13,766, and $14,253, respectively.  At September 30, 2007 and September 30, 2006 and December 31, 2006 classified assets represented 19.79%, 16.93% and 17.94% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30,	December 31,
	2007	2006

Land and buildings	$ 25,021	$ 25,021
Furniture, fixtures and equipment	7,636	7,254
Construction in progress	417	281
	$ 33,074	$ 32,556

Less accumulated depreciation and amortization	10,530	9,568
	$ 22,544	$ 22,988

     Depreciation and amortization of bank premises and equipment charged to operating expense was $965 for the nine-month period ended September 30, 2007, and $1,202 for the year ended December 31, 2006.  The construction in progress is primarily related to ongoing renovations to the Company's Main Office in Conway, South Carolina.  As well, the Company has commenced construction on a branch office located in Little River, South Carolina.  Remaining construction and equipment costs on the Main Office renovation are estimated at $210, and remaining construction and equipment costs on the Little River branch office are estimated at $1,090.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2007 and December 31, 2006, certificates of deposit of $100,000 or more included in time deposits totaled approximately $169,979 and $175,908, respectively.  Interest expense on these deposits was approximately $6,605 for the nine-month period ended September 30, 2007 and $6,841 for the year ended December 31, 2006.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2007 and December 31, 2006, securities sold under repurchase agreements totaled $72,792 and $72,330, respectively.  Securities with a book value of $80,475 ($83,522 fair value) and $93,211 ($92,323 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 4.14 percent and 4.39 percent at September 30, 2007 and December 31, 2006, respectively.

NOTE 8 - LINES OF CREDIT

     At September 30, 2007, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $5,990 at September 30, 2007.  The amount outstanding under the note totaled $5,817 and $2,865 at September 30, 2007 and December 31, 2006, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $132,169 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at September 30, 2007 and December 31, 2006.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended September 30, 2007 and September 30, 2006 on pretax income of $3,734 and $4,308 totaled $1,188 and $1,271, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2007.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2007
Loan Commitments	$ 56,903
Standby letters of credits	5,139

     Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee.  Many of the commitments are expected to expire without being fully drawn.  Therefore, the total amount of loan commitments does not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include certificates of deposit or other negotiable collateral, commercial and residential real properties, accounts receivable, inventory and equipment.

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2007 and the year ended December 31, 2006, $172, $536, and $605, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of September 30, 2007:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$91,002	15.80%	46,088	8.0%

Tier 1 Capital (to risk weighted assets)	84,613	14.69	23,044	4.0

Tier 1 Capital (to average assets)	84,613	9.90	34,196	4.0

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$88,081	15.32%	45,996	8.0%	$57,496	10.0%

Tier 1 Capital (to risk weighted assets)	81,692	14.21	22,998	4.0	34,497	6.0

Tier 1 Capital (to average assets)	81,692	9.57	34,154	4.0	42,692	5.0

NOTE 13 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	September 30,
ASSETS	2007	2006
Cash	$ 1,776	$ 1,880
Investment in subsidiary	81,769	74,797
Fixed Assets	1,109	1,109
Other assets	36	36
	$ 84,690	$ 77,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	84,690	77,822
	$ 84,690	$ 77,822

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the nine-month period ended September 30,
	2007	2006
EQUITY IN NET INCOME OF SUBSIDIARY	$ 7,602	$ 7,849
OTHER INCOME	1	1
OTHER EXPENSES	(86)	(275)
Net Income	$ 7,517	$ 7,575

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2007 and for the three and nine-month periods ending September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased .8% from $567,088 at September 30, 2006 to $562,457 at September 30, 2007, and decreased .9%, from $567,325 at December 31, 2006 to $562,457 at September 30, 2007.  Loans decreased as a percentage of total assets from 66.8% to 66.2% from September 30, 2006 to September 30, 2007 and decreased from 67.7% to 66.2% from December 31, 2006 to September 30, 2007.    Loan demand in our market area was strong in 2006 due, in part, to a strong real estate market.  However, the demand for real estate loans leveled in the second half of 2006 and slowed during the first three quarters of 2007.  Securities and federal funds sold increased as a percentage of total assets from 25.7% at September 30, 2006 to 28.0% at September 30, 2007 as a consequence of the decrease in loans during this period.  Securities and federal funds sold increased from 24.3% of total assets at December 31, 2006 to 28.0% at September 30, 2007, a reflection of the decline in the demand for loans in our market.  The level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 17.0% at September 30, 2006 to 14.7% at September 30, 2007, and decreased from 15.5% at December 31, 2006 to 14.7% at September 30, 2007.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term.  Interest-bearing deposits  increased from 63.2% of total assets at September 30, 2006 to 65.1% at September 30, 2007, and remained stable at 65.1% at December 31, 2006 and September 30, 2007.  Securities sold under agreement to repurchase increased from 7.7% at September 30, 2006 to 8.6% at September 30, 2007.  Securities sold under agreement to repurchase remained stable at 8.6% of total assets at December 31, 2006 and September 30, 2007.  Other short-term borrowings increased from .3% of total assets at December 31, 2006 to .7% at September 30, 2007.  Other short-term borrowings rose to 2.2% of total assets at September 30, 2006 due to a short-term increase in FHLB loan advances.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2007 and September 30, 2006 and December 31, 2006:

	September 30,		December 31
	2007	2006	2006
Assets:
Earning assets:
Loans	66.2%	66.8%	67.7%
Investment securities	.3	.5	.5
Securities Available for Sale	24.1	20.0	20.7
Federal funds sold and securities purchased under agreement to resell	3.6	5.2	3.1
Total earning assets	94.2	92.5	92.0
Other assets	5.8	7.5	8.0
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	65.1%	63.2%	65.1%
Federal funds purchased and securities sold under agreement to repurchase	8.6	7.7	8.6
Other short-term borrowings	.7	2.2	.3
Total interest-bearing liabilities	74.4	73.1	74.0
Noninterest-bearing deposits	14.7	17.0	15.5
Other liabilities	.9	.7	1.3
Stockholders' equity	10.0	9.2	9.2
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended September 30, 2007 and 2006 were $2,546 and $3,037, respectively, resulting in a return on average assets of 1.19% and 1.47% and a return on average stockholders' equity of 12.34% and 15.97, respectively.

Earnings for the nine-month periods ended September 30, 2007 and 2006 were $7,517 and $7,575, respectively, resulting in a return on average assets of 1.19% and 1.26% and a return on average stockholders equity of 12.47% and 13.69%, also respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $991 or .1% to $849,066 at September 30, 2007 from $848,075 at September 30, 2006. The following table sets forth the financial highlights for the three and nine-month periods ending and at September 30, 2007 and September 30, 2006:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,

	2007	2006	Percent Increase (Decrease)	2007	2006	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 7,684	$ 7,726	(.5)%	$ 22,540	$ 22,314	1.0%
Income before income taxes	3,734	4,308	(13.3)	11,391	11,187	1.8
Net Income	2,546	3,037	(16.2)	7,517	7,575	(.8)
Per Share	2.96	3.51	(15.7)	8.72	8.74	(.2)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	849,066	848,075.1%		849,066	848,075.1%
Total deposits	677,800	679,986	(.3)	677,800	679,986	(.3)
Loans	562,457	567,088	(.8)	562,457	567,088	(.8)
Investment securities and securities available for sale	206,967	174,131	18.9	206,967	174,131	18.9
Stockholders' equity	84,690	77,822	8.8	84,690	77,822	8.8
Book value per share (1)	98.52	90.10	9.3	98.52	90.10	9.3
Ratios (2):
Annualized return on average total assets	1.19%	1.47%	(19.0)%	1.19%	1.26%	(5.6)%
Annualized return on average stockholders' equity	12.34%	15.97%	(22.7)%	12.47%	13.69%	(8.9)%

(1)	Adjusted for the effect of the 10% Stock Dividend paid in September 2007.
(2)

For the three-month period ended September 30, 2007, average total assets amounted to $854,990 with average stockholders' equity totaling $82,536 for the same period.

For the nine-month periods ended September 30, 2007 and September 30, 2006, average total assets amounted to $844,778 and $801,897 with average stockholders' equity totaling $80,406 and $73,791 for the same periods, respectively.

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

During the first quarter of 2007, the Company implemented revised accounting procedures associated with FASB Statement No. 91 (FAS 91) "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)".  FAS 91 established the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  This statement also specifies the accounting for fees and initial direct costs associated with leasing.  The implementation of the revised FAS 91 accounting procedures by the Company in the first quarter had no impact on interest income and fees on loans during the nine-month period ended September 30, 2007.  However, the implementation of the revised FAS 91 accounting procedures did result in net deferred costs in the form of deferred salaries and benefits discussed below.  The net balance of this deferral at September 30, 2007 was $374, which represents the total unamortized amount of deferred loan costs, including new deferred costs associated with loans originated in 2007.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2007, of 4.00% and 3.98%, respectively, and 4.24% and 4.23%, respectively, for the same periods in 2006, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide as we experienced a flat to slightly inverted treasury yield curve during 2006 and well into 2007 where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates.  However, recent interest rate reductions by the Federal Reserve have positively affected this situation.  Still, competition in the Bank's specific market remains significant, as new competitors seek market share, which tends to compress margins by driving the cost of deposits upward while driving the yields on loans downward.  A return to a more historically upward-sloping yield curve would enhance the Bank's net interest margin.

Fully-tax-equivalent net interest income for the three-month period ended September 30, 2007 was $8,019, a decrease of .6% from the $8,065 attained for the three-month period ended September 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 6.1% to $13,786 from $12,990 and total interest expense increased by 17.1% to $5,767 from $4,925.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .24% to 4.00% for the three-month period ended September 30, 2007 from 4.24% for the three-month period ended September 30, 2006.

Fully-tax-equivalent net interest income showed a .2% decrease at $23,462 for the nine-month period ended September 30, 2007 as compared to $23,512 for the nine-month period ended September 30, 2006.  During the same period, total fully-tax-equivalent interest income increased by 10.8% to $40,377 from $36,428 and total interest expense increased by 31.0% to $16,915 from $12,916.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .25% to 3.98% for the nine-month period ended September 30, 2007 from 4.23% for the nine-month period ended September 30, 2006.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2007 and 2006, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and nine-month periods ended September 30, 2007 and 2006.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 9/30/07			Three Months Ended 9/30/06
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$558,715	$ 10,980	7.86%	$562,280	$ 10,908	7.76%
Securities:
Taxable	186,552	2,022	4.34	157,518	1,497	3.80
Tax-exempt	21,679	339	(2) 6.25	18,241	298	(2) 6.53
Federal funds sold and securities purchased under
agreement to resell	35,591	445	5.00	22,924	287	5.01
Total earning assets	802,537	13,786	6.87	760,963	12,990	6.83
Other assets	52,453			63,838
Total assets	$854,990			$824,801

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	$549,020	5,005	3.65	$522,942	4,239	3.24
Federal funds purchased and securities sold under
agreement to repurchase	72,074	749	4.16	38,126	314	3.29
Other short-term borrowings	2,019	13	2.58	25,768	372	5.77
Total interest-bearing liabilities	$623,113	$ 5,767	3.70	$586,836	$ 4,925	3.36
Noninterest-bearing deposits	134,186			155,298
Other liabilities	15,155			6,580
Stockholders' equity	82,536			76,087
Total liabilities and stockholders' equity	$854,990			$824,801
Net interest income as a percent of total
earning assets	$802,537	$ 8,019	4.00	$760,963	$ 8,065	4.24

Ratios:
Annualized return on average total assets			1.19			1.47
Annualized return on average stockholders' equity			12.34			15.97
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.65			9.22
Average total deposits			12.08			11.22
Average loans			14.77			13.53
Average earning assets as a percent of
average total assets			93.87			92.26

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $140 and $174 are included in the above interest income for September 30, 2007 and 2006, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $827 and $763 for September 30, 2007 and 2006, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $115 and $101 for September 30, 2007 and 2006, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Nine Months Ended 9/30/07			Nine Months Ended 9/30/06
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$562,701	$ 32,872	7.79%	$537,750	$ 30,281	7.51%
Securities:
Taxable	171,521	5,315	4.13	161,275	4,447	3.68
Tax-exempt	21,423	1,002	(2) 6.24	18,980	911	(2) 6.40
Federal funds sold and securities purchased under
agreement to resell	30,673	1,188	5.16	22,334	789	4.71
Total earning assets	786,318	40,377	6.85	740,339	36,428	6.56
Other assets	58,460			61,558
Total assets	$844,778			$801,897

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	$545,710	14,790	3.61	$531,220	11,613	2.91
Federal funds purchased and securities sold under
agreement to repurchase	67,919	2,076	4.08	38,996	835	2.85
Other short-term borrowings	1,647	49	3.97	11,153	468	5.59
Total interest-bearing liabilities	$615,276	$ 16,915	3.67	$581,369	$12,916	2.96
Noninterest-bearing deposits	135,376			141,880
Other liabilities	13,720			4,857
Stockholders' equity	80,406			73,791
Total liabilities and stockholders' equity	$844,778			$801,897
Net interest income as a percent of total
earning assets	$786,318	$ 23,462	3.98	$740,339	$23,512	4.23

Ratios:
Annualized return on average total assets			1.19			1.26
Annualized return on average stockholders' equity			12.47			13.69
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.52			9.20
Average total deposits			11.81			10.96
Average loans			14.29			13.72
Average earning assets as a percent of
average total assets			93.08			92.32

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $451 and $583 are included in the above interest income for September 30, 2007 and 2006, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $827 and $763 for September 30, 2007 and 2006, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $341 and $310 for September 30, 2007 and 2006, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2007 and 2006
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007(3)	2006(3)	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	558,715	562,280	7.86%	7.76%	10,980	10,908	72	142	(70)
Investment securities:
Taxable	186,552	157,518	4.34%	3.80%	2,022	1,497	525	210	315
Tax-exempt (2)	21,679	18,241	6.25%	6.53%	339	298	41	(13)	54
Federal funds sold and Securities
purchased under agreement to resell	35,591	22,924	5.00%	5.01%	445	287	158	0	158

Total Earning Assets	802,537	760,963	6.87%	6.83%	13,786	12,990	796	339	457

Interest-bearing Liabilities:

Interest-bearing deposits	549,020	522,942	3.65%	3.24%	5,005	4,239	766	528	238
Federal funds purchased and securities
sold under agreement to repurchase	72,074	38,126	4.16%	3.29%	749	314	435	82	353
Other short-term borrowings	2,019	25,768	2.58%	5.77%	13	372	(359)	(206)	(153)

Total Interest-bearing Liabilities	623,113	586,836	3.70%	3.36%	5,767	4,925	842	404	438
Interest-free Funds Supporting
Earning Assets	179,424	174,127

Total Funds Supporting Earning Assets	802,537	760,963	2.87%	2.59%	5,767	4,925	842	404	438

Interest Rate Spread			3.17%	3.47%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.83%	.77%
Net Yield on Earning Assets			4.00%	4.24%	8,019	8,065

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2007 and 2006 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007(3)	2006(3)	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	562,701	537,750	7.79%	7.51%	32,872	30,281	2,591	1,133	1,458
Investment securities:
Taxable	171,521	161,275	4.13%	3.68%	5,315	4,447	868	551	317
Tax-exempt (2)	21,423	18,980	6.24%	6.40%	1,002	911	91	(23)	114
Federal funds sold and Securities
purchased under agreement to resell	30,673	22,334	5.16%	4.71%	1,188	789	399	76	323

Total Earning Assets	786,318	740,339	6.85%	6.56%	40,377	36,428	3,949	1,737	2,212

Interest-bearing Liabilities:

Interest-bearing deposits	545,710	531,220	3.61%	2.91%	14,790	11,613	3,177	2,784	393
Federal funds purchased and securities
sold under agreement to repurchase	67,919	38,996	4.08%	2.85%	2,076	835	1,241	357	884
Other short-term borrowings	1,647	11,153	3.97%	5.59%	49	468	(419)	(136)	(283)

Total Interest-bearing Liabilities	615,276	581,369	3.67%	2.96%	16,915	12,916	3,999	3,005	994
Interest-free Funds Supporting
Earning Assets	171,042	158,970

Total Funds Supporting Earning Assets	786,318	740,339	2.87%	2.33%	16,915	12,916	3,999	3,005	994

Interest Rate Spread			3.18%	3.60%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.80%	.63%
Net Yield on Earning Assets			3.98%	4.23%	23,462	23,512

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME (continued)

Provision for Loan Losses - It is the policy of  the Bank to maintain the allowance for loan losses at the greater of 1.00% of net loans or the percentage based on a level to cover estimated losses identified in the portfolio.

The provision for loan losses was $220 for the three-month period ended September 30, 2007 and $238 for the three-month period ended September 30, 2006.  Net loan charge-offs/(recoveries) totaled $195 for the three-month period ended September 30, 2007 and $141 for the same period in 2006.

The provision for loan losses was $581 for the nine-month period ended September 30, 2007 and $888 for the nine-month period ended September 30, 2006.  Net loan charge-offs/(recoveries) totaled $668 for the nine-month period ended September 30, 2007 and  $315 for the same period in 2006.

The allowance for loan losses as a percentage of net loans was 1.15% at September 30, 2007 and was 1.16% at September 30, 2006.  The decreased provisions during the three-month and nine-month periods ended September 30, 2007 reflect the decline in loan demand in the Bank's market area.

Securities Transactions - At September 30, 2007 and September 30, 2006 market value appreciation/(depreciation) in the investment portfolio totaled $128, and $(2,580), respectively.  As indicated, market values increased due to a leveling of market interest rates in 2006 and 2007 as well as the decline in market rates commencing in the third quarter of 2007.  The Bank has also had a substantial number of bonds mature in 2007 which have been reinvested at current yields and which were previously carried in a loss position. The changes in market value appreciation/(depreciation) in the investment portfolio do not directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and nine-month periods ended September 30, 2007 and September 30, 2006 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 6.9% to $1,753 for the three-month period ended September 30, 2007 from $1,882 for the three-month period ended September 30, 2006.  Other income, net of any gains/losses on security transactions, increased by 1.5% to $5,160 for the nine-month period ended September 30, 2007 from $5,085 for the nine-month period ended September 30, 2006.  The decrease in other income for the three-month period ended September 30, 2007, was primarily due to lower other operating income, down 20.4%.  The increase in other income for the nine-month period ended September 30, 2006, was due to higher service charge income on deposit accounts, up 9.1%.

Other Expenses - Other expenses increased by 7.6% to $5,703 for the three-month period ended September 30, 2007 from $5,300 for the three-month period ended September 30, 2006.  The major components of other expenses are salaries and employee benefits, which increased 15.6% to $3,751 from $3,244; occupancy expense which decreased 2.8% to $793 from $816; and other operating expenses which decreased by 6.5% to $1,159 from $1,240.  The increase in salaries and employee benefits for the three-month period ended September 30, 2007 is attributable to increased salaries and employee benefits expense in the form of increased salaries and associated taxes, medical and life insurance expense, 401-k related expenses, education expense, and long-term deferred compensation expense.  These increases were offset, in part, as a result of the Bank's implementation of amended FAS 91 accounting procedures during the first quarter of 2007.  FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans.  As the Bank typically experiences origination costs in excess of origination fees, the effect of FAS 91 on the Bank's operating results is a net deferral of origination costs.  The deferral of origination costs is, in effect, a deferral of salaries expense.  As of January 1, 2007, any fee or cost associated with originating or acquiring loans are being deferred and amortized in accordance with FAS 91.   Occupancy expense continues to grow due to the addition of new banking facilities and staff.  However, occupancy expense declined for the third quarter of 2007 due to minor reductions in utilities, property insurance, and maintenance contracts.  Other operating expenses also decreased for the same period.

Other expenses increased by .6% to $16,309 for the nine-month period ended September 30, 2007 from $16,212 for the nine-month period ended September 30, 2006.  The major components of other expenses are salaries and employee benefits, which increased 3.8% to $10,412 from $10,032.  The increase in salaries and employee benefits expense for the nine-month period ended September 30, 2007 is attributable to increased salaries and associated taxes, life insurance expense, 401-k related expenses, education expense, and long-term deferred compensation expense.  These increases were offset, in part, due to the implementation of amended FAS 91 accounting procedures, which effectively reduced salaries expense.  As of September 30, 2007, the amount of deferred salaries expense was $246, net of estimated taxes of $144.  Occupancy expense decreased .1% to $2,406 for the nine-month period ended September 30, 2007 from $2,428 for the same period in 2006.  As well, other operating expenses decreased 7.0% to $3,491 from $3,752 for the same periods respectively.

NET INCOME (continued)

The increase in the three-month and nine-month periods ended September 30, 2007 salaries and employee benefits was due to staff additions, pay increases, and the increased costs of providing employee benefits.  Occupancy expense will grow in future periods due to the addition of new banking facilities and staff.  The construction and equipping of a new banking office in Little River, South Carolina and ending renovations to the Bank's Operations and Administration building will also add to future occupancy expenses.

Income Taxes - Provisions for income taxes decreased 6.5% to $1,188 for the three-month period ended September 30, 2007 from $1,271 for the three-month period ended September 30, 2006.  Income before income taxes less interest on tax-exempt investment securities decreased 14.6% to $3,510 for the three-month period ended September 30, 2007 from $4,111 for the same period in 2006.

Provisions for income taxes increased 7.3% to $3,874 for the nine-month period ended September 30, 2007 from $3,612 for the nine-month period ended September 30, 2006.  Income before income taxes less interest on tax-exempt investment securities increased by 1.4% to $10,730 for the nine-month period ended September 30, 2007 from $10,586 for the same period in 2006.

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

CAPITAL RESOURCES

Total stockholders' equity was $84,690 and $76,663 at September 30, 2007 and December 31, 2006, representing 9.97% and 9.15% of total assets, respectively.  At September  30, 2007, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

On September 11, 2007 the Company's Board of Directors declared a 10% stock dividend to the shareholders of record on September 21, 2007, distributable on September 28, 2007.  On September 28, 2007 the Company distributed 78,648 shares of the Company's common stock, $10 par value, along with approximately $61 in cash paid in lieu of the issuance of 328.9 fractional shares.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

On September 20, 2007 the Company issued 304 shares of its common stock (334 shares adjusted for the effect of the 10% stock dividend distributed in September 2007) to the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan, for an aggregate purchase price of $55,936.  Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering.  There were no underwriting commissions or discounts.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2007	3,032	$166.87	-	-
August 1 - August 31, 2007	25	167.25	-	-
September 1 - September 30, 2007	185	167.25	-	-
Total	3,242	$166.91	-	-

(1) During the period covered by this report the Company purchased 3,242 shares of stock from shareholders, at the request of the shareholders.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

(2) Adjusted for the effect of the 10% stock dividend distributed in September 2007.

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

Date:  November 9, 2007

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