Form 10-K
period 2007-12-31
CNB CORP /SC/
filed 2008-03-17
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this  Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

           Large accelerated filer [  ]      Accelerated filer [X]      Non-accelerated filer [  ]      Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X ] No.

    As of March 1, 2008, 848,741 shares of Common Stock of CNB Corporation were outstanding.  As of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $110,246,360.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 13, 2008 are incorporated by reference in Part III of this Form 10-K.

                                                                                               PART III

CAUTIONARY NOTICE WITH RESPECT TO
FORWARD LOOKING STATEMENTS

             This report contains "forward-looking statements" within the meaning of the securities laws.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forwarding-looking statements.

             All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

             These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

●	future economic and business conditions;
●	lack of sustained growth in the economies of the Company's market areas;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
●

the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

●	credit risks;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●

the risks of opening new offices, including, without limitation, the  related costs and time of building customer relationships and  integrating operations as part of these endeavors and the failure to  achieve expected gains, revenue growth and/or expense savings from  such endeavors;

●	changes in laws and regulations, including tax, banking and securities laws and regulations;
●	changes in accounting policies, rules and practices;
●	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

            All forward-looking statements are expressly qualified in their entirety by this cautionary notice.  The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report.  The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis.  However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

PART I

ITEM 1.  BUSINESS

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

 DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County and the "Waccamaw Neck" portion of Georgetown County, South Carolina. The Bank was organized in 1903.  The Bank's Main Office consists of an Operations and Administration Center along with an adjacent branch office known as the Conway Banking Office.  The Bank also operates thirteen other branch offices throughout Horry County and the "Waccamaw Neck" area of Georgetown County.    The Bank employs approximately 264 full-time-equivalent employees at its Main Office and fourteen branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, Health Savings Accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs.   Commercial lending operations include various types of credit for business, industry, and agriculture.   In addition, the Bank offers safe deposit boxes, wire transfer services, 24-hour automated teller machines on the STAR Network, internet banking, bank by phone, direct deposits, a MasterCard/Visa program, cash management services, and commercial lockbox services. The Bank offers discount brokerage services through a correspondent relationship.  Additionally, the Bank provides long-term mortgage loans through its secondary mortgage department which acts in an agency only capacity for various investors.  The Bank does not provide trust services; does not sell annuities; does not sell mutual funds; and does not sell insurance.

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2007 the Bank had five concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of five regional banks, five state-wide banks, thirteen locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2007, the Bank ranked second in Horry County and eleventh in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

 SUPERVISION AND REGULATION

General

The Company and the Bank are subject to an extensive array of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Bank's operations.  The Company and the Bank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.  The actions of the Federal Reserve System affect the money supply and, in general, the Bank's lending abilities in increasing or decreasing the cost and availability of funds to the Bank.  Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirements against bank deposits.

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

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed  is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, as of  January 1, 2007, the FDIC began placing each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  As of  January 1, 2007, rates ranged between 5 and 43 cents per $100 in assessable deposits.

Regulation of the Bank

The Bank is also subject to regulation and examination by the OCC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records; and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA") which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.  The Bank is also subject to provisions of the Gramm-Leach-Bliley Act of 1999 (See the section below of the same title); the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act: restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets; and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, and will ordinarily be placed in receivership.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

The Riegle-Neal Act, together with legislation adopted in South Carolina, has resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies.  Size gives the larger banks certain advantages in competing for business from larger customers.  These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region.  As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.  The Company believes the Bank has competed effectively in this market segment by offering quality, personal service.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000.  The Act and its implementing regulations remove Depression-era barriers that had separated banks and securities firms, and seek to protect the privacy of consumers' financial information.  The Act and its implementing regulations set forth a consumer's entitlement to disclosure of the Bank's use and further disclosure of nonpublic personal financial information obtained by the Bank from the consumer.  The regulations also govern the consumer's right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Bank is also required to develop a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation created a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies.  These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

The legislation also created another new type of entity called a "financial subsidiary."  A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies.  A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank.  The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary.  Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC's implementing regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company has not been affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar business.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress from time to time.  For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets.  The Company cannot predict the future course of such legislative proposals or their impact on the Company should they be adopted.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2007, 2006, 2005.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/07
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$563,864	$ 43,878	7.78%
Securities:
Taxable	175,664	7,440	4.24
Tax-exempt	21,972	1,365 (2)	6.21
Federal funds sold and securities purchased under
agreement to resell	30,246	1,536	5.08
Total earning assets	$791,746	$ 54,219	6.85
Other assets	55,855
Total assets	$847,601

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$556,397	$ 19,976	3.59
Federal funds purchased and securities sold under
agreement to repurchase	68,276	2,800	4.10
Other short-term borrowings	1,748	82	4.69
Total interest-bearing liabilities	$626,421	$ 22,858	3.65
Noninterest-bearing deposits	132,765
Other liabilities	6,973
Stockholders' equity	81,442
Total liabilities and stockholders' equity	$847,601
Net interest income and yield as a percent of total
earning assets	$791,746	$ 31,361	3.96%

Ratios:
Return on average total assets			1.15%
Return on average stockholders' equity			11.93
Cash dividends declared as a percent of net income			46.03
Average stockholders' equity as a percent of:
Average total assets			9.61
Average total deposits			11.82
Average loans			14.44
Average earning assets as a percent of
average total assets			93.41%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $600 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $861 as of December 31, 2007 are included in loans for purpose of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $464.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/06
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$545,451	$ 41,340	7.58%
Securities:
Taxable	160,220	5,934	3.70
Tax-exempt	19,252	1,215 (2)	6.31
Federal funds sold and securities purchased under
agreement to resell	27,148	1,335	4.92
Total earning assets	$752,071	$ 49,824	6.62
Other assets	61,051
Total assets	$813,122

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$533,441	$ 16,229	3.04
Federal funds purchased and securities sold under
agreement to repurchase	47,245	1,611	3.41
Other short-term borrowings	9,679	556	5.74
Total interest-bearing liabilities	$590,365	$ 18,396	3.12
Noninterest-bearing deposits	143,325
Other liabilities	4,234
Stockholders' equity	75,198
Total liabilities and stockholders' equity	$813,122
Net interest income and yield as a percent of total
earning assets	$752,071	$ 31,428	4.18%

Ratios:
Return on average total assets			1.24%
Return on average stockholders' equity			13.36
Cash dividends declared as a percent of net income			41.04
Average stockholders' equity as a percent of:
Average total assets			9.25
Average total deposits			11.11
Average loans			13.79
Average earning assets as a percent of
average total assets			92.49%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $743 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $897 as of December 31, 2006 are included in loans for purpose of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $413.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/05
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$453,610	$ 30,953	6.82%
Securities:
Taxable	174,922	6,463	3.69
Tax-exempt	21,464	1,335 (2)	6.22
Federal funds sold and securities purchased under
agreement to resell	23,953	782	3.26
Total earning assets	$673,949	$ 39,533	5.87
Other assets	55,214
Total assets	$729,163

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$483,451	$ 9,779	2.02
Federal funds purchased and securities sold under
agreement to repurchase	33,699	649	1.93
Other short-term borrowings	1,037	31	2.99
Total interest-bearing liabilities	$518,187	$ 10,459	2.02
Noninterest-bearing deposits	129,833
Other liabilities	10,444
Stockholders' equity	70,699
Total liabilities and stockholders' equity	$729,163
Net interest income and yield as a percent of total
earning assets	$673,949	$ 29,074	4.31%

Ratios:
Return on average total assets			1.30%
Return on average stockholders' equity			13.41
Cash dividends declared as a percent of net income			41.60
Average stockholders' equity as a percent of:
Average total assets			9.70
Average total deposits			11.53
Average loans			15.59
Average earning assets as a percent of
average total assets			92.43%

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

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are the difference between the current and prior year's rates multiplied by the prior year's volume.  The changes due to volume are the difference between the current and prior year's volume multiplied by rates earned or paid in the current year.  Rate/Volume Variance has been allocated to change due to volume.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2007 and 2006 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007	2006	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$563,864	$545,451	7.78%	7.58%	$43,878	$ 41,340	$ 2,538	$ 1,105	$ 1,433
Investment securities:
Taxable	175,664	160,220	4.24%	3.70%	7,440	5,934	1,506	852	654
Tax-exempt (2)	21,972	19,252	6.21%	6.31%	1,365	1,215	150	(19)	169
Federal funds sold and Securities
purchased under agreement to resell	30,246	27,148	5.08%	4.92%	1,536	1,335	201	44	157

Total Earning Assets	$791,746	$752,071	6.85%	6.62%	$54,219	$ 49,824	$ 4,395	$ 1,982	$ 2,413

Interest-bearing Liabilities:

Interest-bearing deposits	$556,397	$533,441	3.59%	3.04%	$19,976	$ 16,229	$ 3,747	$ 2,923	$ 824
Federal funds purchased and securities
sold under agreement to repurchase	68,276	47,245	4.10%	3.41%	2,800	1,611	1,189	327	862
Other short-term borrowings	1,748	9,679	4.69%	5.74%	82	556	(474)	(102)	(372)

Total Interest-bearing Liabilities	626,421	590,365	3.65%	3.12%	22,858	18,396	4,462	3,148	1,314
Interest-free Funds Supporting
Earning Assets	165,325	161,706

Total Funds Supporting Earning Assets	$791,746	$752,071	2.89%	2.45%	$22,858	$ 18,396	$ 4,462	$ 3,148	$ 1,314

Interest Rate Spread			3.20%	3.50%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.76%	.68%
Net Yield on Earning Assets			3.96%	4.18%	$31,361	$ 31,428

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2006 and 2005 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2006	2005	2006	2005	2006	2005	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$545,451	$453,610	7.58%	6.82%	$41,340	$ 30,953	$ 10,387	$ 3,426	$6,961
Investment securities:
Taxable	160,220	174,922	3.70%	3.70%	5,934	6,463	(529)	16	(545)
Tax-exempt (2)	19,252	21,464	6.31%	6.22%	1,215	1,335	(120)	20	(140)
Federal funds sold and Securities
purchased under agreement to resell	27,148	23,953	4.92%	3.27%	1,335	782	553	396	157

Total Earning Assets	$752,071	$673,949	6.62%	5.86%	$49,824	$ 39,533	$ 10,291	$ 3,858	$ 6,433

Interest-bearing Liabilities:

Interest-bearing deposits	$533,441	$483,451	3.04%	2.02%	$16,229	$ 9,779	$ 6,450	$ 4,929	$ 1,521
Federal funds purchased and securities
sold under agreement to repurchase	47,245	33,699	3.41%	1.93%	1,611	649	962	500	462
Other short-term borrowings	9,679	1,037	5.74%	2.99%	556	31	525	29	496

Total Interest-bearing Liabilities	590,365	518,187	3.12%	2.02%	18,396	10,459	7,937	5,458	2,479
Interest-free Funds Supporting
Earning Assets	161,706	155,762

Total Funds Supporting Earning Assets	$752,071	$673,949	2.45%	1.55%	$18,396	$ 10,459	$ 7,937	$ 5,458	$ 2,479

Interest Rate Spread			3.50%	3.84%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.68%	.47%
Net Yield on Earning Assets			4.18%	4.31%	$31,428	$ 29,074

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. During 2007 and 2006, investment securities represented 25.0% and 21.5% of total assets, respectively.  Loan demand remained solid throughout  2006 but declined in 2007 due primarily to a decline in  real estate activity.  At December 31, 2007, 2006, and 2005, the Loans/Total Assets ratios were 66.3%, 67.7%, and 63.5%, respectively,   Investment securities have correspondingly risen and fallen as a percentage of total assets.

Investment securities with a par value of $182,651,000, $167,829,000, and $122,980,000 at December 31, 2007, 2006, 2005, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, weighted-average tax-equivalent yields , and maturities on investment securities at December 31, 2007, 2006, 2005.

	December 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	61,611	2	236	61,377	3.56%
One to five years	103,464	1,408	8	104,864	5.03%
Six to ten years	18,276	407	-	18,683	5.28%
	183,351	1,817	244	184,924	4.56%
Mortgage Backed Securities
Six to ten years	389	11	-	400	5.77%
Over ten years	846	4	20	830	4.88%
	1,235	15	20	1,230	5.16%
State, county and municipal
Within one year	209	3	-	212	7.08%
One to five years	6,244	166	-	6,410	6.98%
Six to ten years	1,916	16	6	1,926	5.56%
Over ten years	10,758	10	49	10,719	5.60%
	19,127	195	55	19,267	6.06%
Other Investments
CRA Qualified Investment Fund	701	-	-	701	-%
Mastercard International Stock	11	-	-	11	-%
	712	-	-	712	-%

Total available for sale	$204,425	$ 2,027	$ 319	$206,133	4.71%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ -	$ -	$ 250	7.56%
One to five years	1,438	32	-	1,470	6.94%
Six to ten years	3,764	20	5	3,779	5.52%
Over ten years	2,259	-	27	2,232	5.41%

Total held to maturity	$ 7,711	$ 52	$ 32	$ 7,731	5.82%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	68,676	-	687	67,989	3.29%
One to five years	86,891	14	1,374	85,531	3.96%
Six to ten years	1,996	-	-	1,996	5.29%
	157,563	14	2,061	155,516	3.69%
Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63%
	845	12	27	830	4.84%
State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97%
Six to ten years	1,511	34	-	1,545	6.12%
Over ten years	2,711	-	8	2,703	5.66%
	16,684	208	12	16,880	6.23%
Other Investments
CRA Qualified Investment Fund	346	-	-	346	-%
Mastercard International Stock	10	-	-	10	-%
	356	-	-	356	-%

Total available for sale	$175,448	$ 234	$2,100	$173,582	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06%
Over ten years	1,129	21	-	1,150	5.98%

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2006, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2005
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	29,047	52	153	28,946	4.08%
One to five years	132,739	11	3,209	129,541	3.41%
	161,786	63	3,362	158,487	3.53%

Mortgage Backed Securities
Over ten years	684	-	45	639	3.62%

State, county and municipal
Within one year	2,689	7	1	2,695	5.72%
One to five years	10,454	192	-	10,646	6.10%
Six to ten years	3,438	131	2	3,567	6.86%
	16,581	330	3	16,908	6.20%

Other-CRA Qualified Investment Fund	329	-	-	329	-%

Total available for sale	$179,380	$ 393	$3,410	$176,363	3.78%

HELD TO MATURITY

State, county and municipal
Within one year	$ 935	$ 5	$ -	$ 940	7.55%
One to five years	3,185	93	-	3,278	7.20%
	4,120	98	-	4,218	7.28%

Total held to maturity	$ 4,120	$ 98	$ -	$ 4,218	7.28%

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

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default  (See ARM Loans below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.    Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  Additionally, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines totaled $40,862,000 and $43,429,000 or 7.1% and 7.7% of total loans at fiscal year-ends December 31, 2007 and 2006, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are typically offered as an alternative structuring only on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $149,865,000 and $152,293,000 or 26.1% and 26.8% of total loans at fiscal year-ends December 31, 2007 and 2006, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

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

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2007, 2006, 2005, 2004, 2003 by major classification:

	2007	2006	2005	2004	2003
Real Estate Loans - mortgage	$350,138	$361,707	$324,475	$262,543	$228,556
- construction	83,398	74,564	50,210	39,525	44,099
Loans to farmers	3,264	3,097	1,912	1,582	1,537
Commercial and industrial loans	88,106	83,375	84,474	66,184	53,559
Loans to individuals for household family and other consumer expenditures	47,731	44,124	41,400	35,583	32,884
All other loans, including
Overdrafts and deferred loan costs	1,114	458	1,455	1,566	1,399
Gross Loans	573,751	567,325	503,926	406,983	362,034
Less allowance for loan losses	(6,507)	(6,476)	(5,918)	(5,104)	(4,524)
Net loans	$567,244	$560,849	$498,008	$401,879	$357,510

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

The Company's loan portfolio contained approximately $423,025 and $414,155 in total fixed rate loans and approximately $149,865 and $152,293 in variable rate loans as of December 31, 2007 and 2006, respectively.  At December 31, 2007, and 2006, fixed rate loans with maturities in excess of one year amounted to approximately $275,452 and $289,839, respectively, and variable rate loans with maturities in excess of one year amounted to approximately $36,835 and $37, 945 for the same periods, respectively.  As of December 31, 2007, fixed rate loans due after one year through five years totaled $206,141 and fixed rate loans due after five years totaled $69,311.  Also as of December 31, 2007, variable rate loans due after one year through five years totaled approximately $36,835 and variable rate loans due after five years totaled $0.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2007, 2006, 2005, 2004, and 2003:

	2007	2006	2005	2004	2003

Nonaccrual loans	$ 861	$ 897	$ 405	$ 880	$ 351
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 147	$ 232	$ 277	$ 93	$ 130
Restructured troubled debt	None	None	None	None	None

Information relating to interest income on nonaccrual and renegotiated loans outstanding for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 is as follows:

	2007	2006	2005	2004	2003

Interest included in income during the year	$ 33	$ 27	$ 8	$ 28	$ 9
Interest which would have been included at the original contract rates	$ 94	$ 65	$ 34	$ 69	$ 26

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

As of December 31, 2007, all loans which management had serious concerns about the borrower being able to repay were put into nonaccrual status and are disclosed under "Nonaccrual, Past Due and Restructured Loans" and there were no other potential problem loans known to management.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2007, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2007, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$563,864	$545,451	$453,610	$386,899	$ 346,110
Allowance for loan losses:

Balance at the beginning of period	$ 6,476	$ 5,918	$ 5,104	$ 4,524	$ 4,155

Charge-offs:
Commercial, financial, and agricultural	$ 732	$ 188	$ 324	$ 281	$ 431
Real Estate - construction and mortgage	127	44	52	22	59
Loans to individuals	587	677	445	514	392

Total charge-offs	$ 1,446	$ 909	$ 821	$ 817	$ 882

Recoveries:
Commercial, financial, and agricultural	$ 96	$ 201	$ 72	$ 45	$ 115
Real Estate - construction and mortgage	25	154	85	1	26
Loans to individuals	211	304	203	196	150

Total recoveries	$ 332	$ 659	$ 360	$ 242	$ 291

Net charge-offs	$ 1,114	$ 250	$ 461	$ 575	$ 591
Additions charged to operations	$ 1,145	$ 808	$ 1,275	$ 1,155	$ 960
Balance at end of period	$ 6,507	$ 6,476	$ 5,918	$ 5,104	$ 4,524

Net Charge-offs as a Percentage of Average Loans Outstanding	.20%	.05%	.10%	.15%	.17%

The allowance for loan losses is maintained at an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, historical loss experience, current economic conditions, over-margined real estate loans, if any, the effects of changes in risk selection or underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, the effect of changes in concentrations of credit, and loan administration risks.  In addition, the Asset/Liability Management Committee and the Credit Committee review the adequacy of the allowance quarterly and make recommendations regarding the appropriate degree of consideration to be given the various factors utilized in determining the allowance and to make recommendations as to the appropriate amount of the allowance.

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

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2007, 2006, 2005, 2004, and 2003. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2007		2006		2005		2004		2003
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Farm Loans	$1,527	17.3%	$1,265	16.0%	$1,217	16.7%	$ 936	16.8%	$1,088	16.3%

Real Estate - Construction and Mortgage	584	74.0%	507	75.5%	367	73.1%	320	72.9%	276	73.8%

Loans to Individuals	866	7.7%	1,090	7.4%	978	7.9%	728	8.6%	693	8.9%

Other Loans	21	1.0%	23	1.1%	50	2.3%	25	1.7%	15	1.0%

Environmental Factors	3,469	-	3,452	-	3,155	-	2,721	-	2,401	-

Unallocated	40	-	139	-	151	-	374	-	31	-

Total	$6,507	100%	$6,476	100%	$5,918	100%	$5,104	100%	$4,504	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2007	2006	2005

Noninterest bearing demand deposits	$132,765	$143,325	$129,833
Interest bearing demand deposits	91,948	100,392	91,795
Savings deposits	49,088	54,146	53,392
Time deposits	415,361	378,903	338,264
Total deposits	$689,162	$676,766	$613,284

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Interest bearing demand deposits	.38%	.38%	.33%
Savings Deposits	1.68%	1.91%	1.40%
Time deposits	4.53%	3.95%	2.60%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2007:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 69,155	$ 44,674	$ 113,829
Over 3 through 6 months	66,218	40,799	107,017
Over 6 through 12 months	53,072	59,094	112,166
Over 12 months	13,410	16,467	29,877
Total	$201,855	$161,034	$362,889

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2007	2006	2005

Return on average total assets(1)	1.15%	1.24%	1.30%
Return on average stockholders' equity(2)	11.93%	13.36%	13.41%
Cash dividend payout ratio(3)	46.50%	45.26%	45.75%
Average equity to average assets ratio (4)	9.61%	9.25%	9.70%

(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets.

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

The following is a summary of federal funds purchased and securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2007	2006	2005
Federal funds purchased and securities sold under agreement to repurchase	$60,936	$72,330	$43,296

The following information relates to outstanding federal funds purchased and securities sold under repurchase agreements during 2007, 2006, and 2005, in thousands of dollars:

	Maximum Amount Outstanding in Any Month End			Weighted Average Interest Rate at December 31,
	2007	2006	2005	2007	2006	2005

Federal funds purchased and securities sold under agreement to repurchase	$72,927	$72,330	$43,296	4.20%	4.39%	2.29%

	Years ended December 31,
	2007	2006	2005
Federal funds purchased and securities sold under agreement to repurchase - average daily amount outstanding during the year.	$68,276	$47,245	$33,699

Weighted average interest rate paid	4.10%	3.41%	1.93%

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

Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs.  Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services.  Many of our competitors have substantially greater resources to invest in technological improvements.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates.  Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%.  Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.  Beginning September 18, 2007, the Federal Reserve has decreased interest rates five times through February 29, 2008 for a total decrease of 2.25%.  Decreases in interest rates generally have the opposite affect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

ITEM 1A.   RISK FACTORS - Continued

Risks Related to Our Common Stock

Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none is expected to develop in the foreseeable future.  Our common stock is not traded on any exchange.  Accordingly, shareholders who wish to sell shares may experience a delay or have to sell them at lower prices than they seek in order to sell them promptly, if at all.

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

Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions.  In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.  To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2007.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has eleven permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of thirteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building is a 24 ,000 square foot banking office, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet, an express banking services facility (675 square foot building) at the Coastal Centre in Conway, banking offices located at Red Hill in Conway (3,760 square feet), West Conway in Conway (3,286 square feet), North Conway in Conway (3,600 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in The Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), and Pawleys Island (3,900 square feet) in Pawleys Island, Georgetown County.  Of the thirteen banking offices and the Operations and Administration Building, the bank owns the Operations and Administration Building, the Conway Banking Office and Express, the banking offices at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet, North Myrtle Beach, and Pawleys Island.  One facility, Coastal Centre in Conway, is leased by the Bank under a long-term lease with renewal options. In addition to the existing facilities, the Company has purchased two future office sites.  The sites consist of 1.83 acres on Highway 9 west of North Myrtle Beach and 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company is constructing a 3,900 square foot branch office facility on the 1.83 acres on Highway 9 west of North Myrtle Beach which expects to open in the first calendar quarter of 2008.  This office will be known as the Little River branch office.  The Company anticipates building a banking office on the other site within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Coastal Centre Express at 16th Ave., Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; North Conway at 2601 Main Street, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at 3591 North Gate Road, Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; and Pawleys Island at 10608 Ocean Highway, Pawleys Island.  The physical address of the new Little River branch office will be 2380 Highway 9 East, Longs, S.C. The Bank owns all of its offices except one express banking services facility, which is leased.

 ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2007.

 ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2008, there were approximately 845 holders of record of Company stock. There is no established market for shares of Company stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2006 and 2007, management was aware of a few transactions, including some transactions in which the Company was the purchaser and one transaction in which the Company was the seller, in which the Company's common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2007(1)		2006(1)
First Quarter Second Quarter Third Quarter Fourth Quarter	High $181.82 $181.82 $204.55 $190.00	Low $147.27 $147.27 $167.27 $162.50	High $140.91 $142.27 $186.36 $147.27	Low $140.91 $140.91 $142.27 $142.27

(1) Market prices have been adjusted to give retroactive effect to stock dividend declared September 11, 2007 and distributed September 28, 2007.

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $5.25 per share in 2007 and $5.25 per share in 2006. In addition, the Company distributed a 10% stock dividend on September 28, 2007.  There can be no assurance, however, as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company made only one sale of securities during 2007.  On September 20, 2007 the Company sold 304 shares of common stock to The Conway National Bank Profit Sharing and Savings and Profit Sharing Plan for a price of $55,936, or $167.27 per share, adjusted for the effect of a 10% stock dividend distributed September 28, 2007.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2007 are outlined in the below table.  Information about all other purchases during 2007 has been previously reported on Forms 10-Q, filed May 9, 2007, August 9, 2007, and November 9, 2007, and is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar amount) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2007	165	$167.25	-	-
November 1 - November 30, 2007	7,017	$167.25	-	-
December 1 - December 31, 2007	329	$162.50	-	-
Total	7,511	$167.04	-	-

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Income Statement Data:
Total Interest Income	$ 53,755	$ 49,411	$ 39,079	$ 32,291	$ 30,466
Total Interest Expense	22,858	18,396	10,459	6,938	7,224
Net Interest Income	30,897	31,015	28,620	25,353	23,242
Provision for Loan Losses	1,145	808	1,275	1,155	960
Net Interest Income
after Provision for Loan Losses	29,752	30,207	27,345	24,198	22,282
Total Noninterest Income	7,002	6,958	6,411	6,257	6,117
Total Noninterest Expenses	22,019	22,339	19,530	18,246	17,237
Income Before Income Taxes	14,735	14,826	14,226	12,209	11,162
Income Taxes	5,015	4,780	4,748	3,927	3,497
Net Income	$ 9,720	$ 10,046	$ 9,478	$ 8,282	$ 7,665

*Per Share:
Net Income Per Weighted Average
Shares Outstanding	$ 11.29	$ 11.60	$ 10.93	$ 9.54	$ 8.83
Cash Dividend Paid Per Share	$ 5.25	$ 5.25	$ 5.00	$ 4.25	$ 4.00
Weighted Average Shares Outstanding	861,065	865,589	867,346	867,907	868,219

*Adjusted for a 10% stock dividend issued during 2007.

Selected Balance Sheet Data:
Assets	$865,638	$837,622	$792,720	$671,569	$599,978
Net Loans	567,244	560,849	498,008	401,879	357,510
Investment Securities	216,141	179,598	181,942	215,827	191,575
Federal Funds Sold	26,000	26,000	46,000	-	1,000
Deposits:
Noninterest-Bearing	$112,450	$129,763	$134,475	$118,580	$101,684
Interest-Bearing	579,839	545,289	532,001	441,784	401,429
Total Deposits	$692,289	$675,052	$666,476	$560,364	$503,113
Stockholders' Equity	$ 82,112	$ 76,663	$ 70,559	$ 67,585	$ 64,623

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to "Provision for Loan Losses" below for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 12.6% from $503,926 at December 31, 2005 to $567,325 at December 31, 2006; and 1.1% from December 31, 2006 to $573,751 at December 31, 2007.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area remained solid in 2006 but softened in 2007 primarily due to a decline in real estate activity.  Loans increased as a percentage of total assets from 63.5% at year-end 2005 to 67.7% at year-end 2006 but decreased to 66.3% at year-end 2007.  Investment securities and federal funds sold decreased as a percentage of total assets from 29.1% at year-end 2005 to 24.5% at year-end 2006 but increased to 28.0% at year-end 2007.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets rose from 7.4% at year-end 2005 to 7.8% at year-end 2006, and decreased to 5.7% at year-end 2007.  Management has sought to build the deposit base with stable, relatively noninterest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Noninterest-bearing demand deposits, as a percent of total assets, have declined over the previous three years from 17.0% at year-end 2005 to 15.5% at year-end 2006 and to 13.0% at year-end 2007. The Company has anticipated a decline over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets have risen from 72.9% at December 31, 2005 to 74.0% at December 31, 2006 and to 76.0% at December 31, 2007.  Stockholders' equity as a percentage of total assets increased from 8.9% at December 31, 2005 to 9.2% at December 31, 2006 and to 9.5% at December 31, 2007.  The Bank remains well-capitalized (see Note 15 to the consolidated financial statements, contained elsewhere in this report).

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2007, 2006, and 2005:

	December 31,
Assets:	2007	2006	2005
Earning assets:
Loans	66.3%	67.7%	63.5%
Investment securities:
Taxable	21.9	18.9	20.6
Tax-exempt	3.1	2.5	2.7
Federal funds sold and securities purchased
under agreement to resell	3.0	3.1	5.8
Total earning assets	94.3	92.2	92.6
Other assets	5.8	7.8	7.4
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.0%	65.1%	67.1%
Federal funds purchased and securities sold
under agreement to resell	7.0	8.6	5.5
Other short-term borrowings	2.0	.3	.3
Total interest-bearing liabilities	76.0	74.0	72.9
Noninterest-bearing deposits	13.0	15.5	17.0
Other liabilities	1.5	1.3	1.2
Stockholders' equity	9.5	9.2	8.9
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and subsidiary recognized earnings in 2007, 2006, and 2005 of $9,720, $10,046, and $9,478, respectively, resulting in a return on average assets of 1.15%, 1.24%, and 1.30%, and a return on average stockholders' equity of 11.93%, 13.36%, and 13.41%. The earnings were primarily attributable to favorable but declining net interest margins in each period (see "Net Income-Net Interest Income"). Other factors include management's ongoing effort to maintain other income at adequate levels (see "Net Income ‑ Noninterest Income") and to control other expenses (see "Net Income - Noninterest Expenses").  Earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $865,638 at December 31, 2007 as compared to $837,622 at December 31, 2006 and $792,720 at December 31, 2005.  The following table sets forth the financial highlights for fiscal years 2007, 2006, and 2005.

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)
	December 31, 2007	2006 to 2007 Percent Increase (Decrease)	December 31, 2006	2005 to 2006 Percent Increase (Decrease)	December 31, 2005
Net interest income
after provision for loan losses	$ 29,752	(1.5)%	$ 30,207	10.5%	$ 27,345
Income before income taxes	14,735	( .6)	14,826	4.2	14,226
Net Income	9,720	(3.2)	10,046	6.0	9,478

Per Share (1)
(weighted average of shares outstanding)	$ 11.29	(2.7)	$ 11.60	6.1	$ 10.93

Cash dividends declared	4,475	8.5	4,123	4.6	3,942

Per Share	$ 5.25	0	$ 5.25	.1	$ 5.00

Total assets	$865,638	3.3%	$837,622	5.7%	$792,720
Total deposits	692,289	2.6	675,052	1.3	666,476
Loans	573,751	1.1	567,325	12.6	503,926
Investment securities	216,141	20.3	179,598	(1.3)	181,942
Stockholders' equity	82,112	7.1	76,663	8.7	70,559
Book value per share (1)
(actual number of shares outstanding)	$ 96.36	7.6	$ 88.75	9.1	$ 81.35

Ratios (2):
Return on average total assets	1.15%	(7.3)	1.24%	(4.6)	1.30%
Return on average stockholders' equity	11.93%	(10.7)	13.36%	(.4)	13.41%

(1) Adjusted for the effect of a 10% stock dividend paid in 2007.

(2)  For the fiscal years ended December 31, 2007, 2006, and 2005 average total assets amounted to $847,601,
       $813,122, and $729,163, respectively, with average stockholders' equity totaling $81,442, $75,198, and $70,669, for the same periods.

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

The Bank maintained net interest margins in 2007, 2006, and 2005 of 3.96%, 4.18%, and 4.31%, respectively, as compared to management's long-term target of 4.20%. Net interest margins have been compressed at the Bank and industry-wide, as a result of strong competition for deposits and competitive lending practices.  The Bank has sought to increase the volume of outstanding loans, while correspondingly reducing the amount of investments held, in order to enhance interest income. Loan demand remained strong throughout 2005 and 2006 but declined in 2007 due primarily to a decline in real estate activity.   Fully-tax-equivalent net interest income grew from $29,074 in 2005 to $31,428 in 2006 and remained steady at $31,361 in 2007.  During the three-year period, total fully-tax-equivalent interest income increased by 26.0% from $39,533 in 2005 to $49,824 in 2006 and increased 8.8% in 2007 to $54,219.  Over the same period, total interest expense increased 75.9% from $10,459 in 2005 to $18,396 in 2006 and increased 24.3% to $22,858 in 2007. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.31% in 2005, 4.18% in 2006, and 3.96% in 2007.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2007, 2006, and 2005.  However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be re-priced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be re-priced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSAs exceed RSLs for a specific repricing period, a positive interest sensitive gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions a bank or its customers may take during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis December 31, 2007 (Dollars in Thousands)
	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 26,000	$ 0	$ 0	$ 0	$ 0	$ 0
Investment Securities (net of FRB and FHLB stock in the amount of $2,297)	0	13,224	16,298	32,317	112,712	38,581
Loans (net of non-accruals of $861 and deferred loan costs of $321)	149,865	47,196	38,368	62,009	206,141	68,990
Total, RSA	$175,865	$ 60,420	$ 54,666	$ 94,326	$318,853	$107,571

Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of $100,000 or more	$ 0	$ 69,155	66,218	53,072	13,410	0
All Other Time Deposits	2,760	41,914	40,799	59,094	16,467	0
Federal Funds Purchased and Securities Sold under Repurchase Agreements	25,275	29,444	3,217	3,000	0	0
Federal Home Loan Bank Advances	0	15,000	0	0	0	0
Total RSL	$ 28,035	$155,513	$ 110,234	$115,166	$ 29,877	$ 0
RSA-RSL	$147,830	$ (95,093)	$ (55,568)	$ (20,840)	$288,976	$107,571
Cumulative RSA-RSL	$147,830	$ 52,737	$ (2,831)	$ (23,671)	$265,305	$372,876
Cumulative RSA/RSL	6.27	1.29	.99	.94	1.60	1.85

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses in an amount commensurate with management's ongoing evaluation of the loan portfolio and deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, in connection with the allowance for loan losses (see NOTE 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $1,145 in 2007, $808 in 2006, and $1,275 in 2005.  Net loan charge-offs totaled $1,114 in 2007, $250 in 2006, and $461 in 2005, with net charge-offs being centered in consumer purpose and commercial and industrial loans in 2007, in consumer purpose loans in 2006, and in consumer purpose and commercial and industrial loans in 2005.  The allowance for loan losses as a percentage of net loans was 1.15% in 2007, 1.15% at December 31, 2006, and 1.19% at December 31, 2005.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $1,728 at December 31, 2007, $(1,801) at December 31, 2006, and $(2,919) at December 31, 2005.  The market value of investment securities has increased due to the declines in market interest rates, increased demand for bonds, and the consequent increase in prices. Security gains of $9 were realized in 2007 on sales of $2,315 in short-term available-for-sale securities to supplement liquidity.   Security gains of $2 were realized in 2005 on sales of $4,000 in short-term available-for-sale securities to supplement liquidity.  No security gains/(losses) were realized in 2006.

Noninterest Income

Other income, net of any securities gains/(losses), increased by 8.5% from $6,409 in 2005 to $6,958 in 2006 and grew 0.5% from $6,958 in 2006 to $6,993 in 2007.   During 2005, deposit service charge income declined as the economy strengthened and demand deposit balances grew.  Additionally, higher earnings allowance credits were paid on commercial balances.  This decline in deposit service charge income was offset by strong growth in secondary market mortgage loan income as we expanded our secondary market mortgage loan program during the second half of 2005.  The increase in noninterest income in 2006 was attributable to increased loan fee income.  Noninterest income was also enhanced during the same period by two non-recurring items:  the receipt of life insurance proceeds, the income portion of which was $198; and a gain from the sale of real estate in the amount of $277.  During 2007, service charge income on deposit accounts increased due to an increase in charges implemented by the Company, increased commercial services income, and declines in demand deposit balances as the economy slowed.  Other service and exchange charges declined due to the non-recurrence of extraordinary miscellaneous other income experienced in 2006.

Noninterest Expenses

Noninterest expenses increased by 14.4% from $19,530 in 2005 to $22,339 in 2006, and decreased 1.4% from $22,339 in 2006 to $22,019 in 2007.  The components of other expenses are salaries and employee benefits of $12,459, $13,684, and $14,044; occupancy and furniture and equipment expenses of $2,727, $3,247, and $3,338; and other operating expenses of $4,344, $5,408, and $4,637 for 2005, 2006, and 2007, respectively.

The increase in salary and employee benefits reflects compensation increases, the increased costs of providing employee benefits, and an increase from 249 to 264 full-time equivalent employees from year-end 2005 to year-end 2006.   As of year-end 2007, the Company also had 264 full-time equivalent employees.

Occupancy and furniture and equipment expenses were impacted by the construction of the Company's Little River banking office, and renovations to the Company's Operations and Administration building.

Noninterest expense is expected to continue to grow in 2008 due to increased growth in operations.

Income Taxes

Provisions for income taxes increased .7% from $4,748 in 2005 to $4,780 in 2006 and increased 4.9% from $4,780 in 2006 to $5,015 in 2007.  Income tax liability increased in 2005 and 2006, as income before income taxes has increased 16.5% and 4.2%, respectively.
Income before income taxes decreased .6% in 2007.  However, the Company's effective tax rate increased during 2007.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $5,837, $6,670, and $6,623 at December 31, 2007, 2006, and 2005 with liabilities, consisting of cash dividends payable, totaling $4,475, $4,123, and $3,942, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2007, the Bank had issued commitments to extend credit of $58.0 million, standby letters of credit of $4.1 million, and no commitments to buy or sell securities (see NOTE 10 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2007, the Company's and the Bank's fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient

Contractual Obligations and Other Commitments
December 31, 2007
(Dollars in Thousands)

		Less than	1 to 3	3 to 5
	Total	One Year	Years	Years
Contractual Cash Obligations
Operating leases	$ 7	$ 5	$ 2	$ 0
Time deposits	362,889	333,012	25,371	4,506
Total contractual cash obligations	$362,896	$333,017	$25,373	$4,506

Obligations under non-cancelable operating lease agreements totaled $7 at December 31, 2007.  These obligations are payable over two years as shown in NOTE 11 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in NOTE 6 to the Consolidated Financial Statements - DEPOSITS.

CAPITAL RESOURCES

Total stockholders' equity was $82,112, $76,663, and $70,559 at December 31, 2007, 2006, and 2005, representing 9.49%, 9.15%, and 8.89% of total assets, respectively.  At December 31, 2007, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 15 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

EFFECTS OF INFLATION

Inflation normally has the effect of accelerating the growth of both a bank's assets and liabilities.  One result of this inflationary effect is an increased need for equity capital.  Income is also affected by inflation.  While interest rates have traditionally moved with inflation, the effect on net income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other.  In some cases, however, rate increases are delayed on fixed-rate instruments.  Loan demand normally declines during periods of high inflation. Inflation has a direct impact on the Bank's noninterest expense. The Bank responds to inflation changes through re-adjusting noninterest income by repricing services.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2007, 2006 and 2005

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS	36 - 38 39 40 41 42 43 44 - 63

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

Elliott Davis LLC

/s/ Elliott Davis LLC

Columbia, South Carolina
March 13, 2008

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

UNQUALIFIED OPINION ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

Elliott Davis LLC

/s/Elliott Davis LLC

Columbia, South Carolina
March 13, 2008

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,
                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
    (Fair value $7,731 in 2007 and $4,380 in 2006)

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
      issued 868,422 and 789,774 shares in 2007 and 2006, respectively
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income (loss)

   Less 16,316 in 2007 and 4,495 in 2006 shares held in Treasury, at cost
Total stockholders' equity

    2007

$   20,941

26,000

206,133

7,711

2,297

573,751
      6,507
567,244

22,928

7,396

      4,988

$  865,638

$  112,450
    579,839
92,289

60,936
2,377
15,000
4,475
       8,449
   783,526

8,684
55,939
19,047
        1,025
84,695
        2,583
      82,112
$  865,638

     2006

$   34,872

26,000

173,582

4,315

1,701

567,325
      6,476
560,849

22,988

6,571

        6,744

$  837,622

$  129,763
    545,289
675,052

72,330
2,865
-
4,123
        6,589
    760,959

7,898
43,555
27,017
     (1,120)
77,350
           687
      76,663
$  837,622

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(amounts, except per share data, in thousands)

For the years ended December 31,

INTEREST INCOME
   Loans and fees on loans
   Investment securities
      Taxable
      Nontaxable
         Total interest on investment securities
   Non-marketable equity securities
      Federal Reserve Bank dividend income
      Federal Home Loan Bank dividend income
         Total income on non-marketable equity securities
   Federal funds sold
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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK
Adjusted for the effect of a 10% stock dividend issued during 2007.	2007 $ 43,878 7,337 901 8,238 7 96 103 1,536 53,755 19,976 2,800 74 8 22,858 30,897 1,145 29,752 3,621 3,372 9 7,002 10,453 3,591 1,313 2,025 662 490 953 2,532 22,019 14,735 5,015 $ 9,720 $ 11.29	2006 $ 41,340 5,825 802 6,627 10 99 109 1,335 49,411 16,229 1,611 52 504 18,396 31,015 808 30,207 3,279 3,679 - 6,958 10,696 2,988 1,372 1,875 760 562 1,048 3,038 22,339 14,826 4,780 $ 10,046 $ 11.60	2005 $ 30,953 6,405 881 7,286 7 51 58 782 39,079 9,779 649 31 - 10,459 28,620 1,275 27,345 3,410 2,999 2 6,411 9,484 2,975 1,185 1,542 513 514 1,045 2,272 19,530 14,226 4,748 $ 9,478 $ 10.93

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007, 2006, and 2005
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders equity

BALANCE, DECEMBER 31, 2004

   Net income
   Cash dividend declared, $5.00 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      loss, net of income taxes of ($1,697)

BALANCE, DECEMBER 31, 2005

   Net income
   Cash dividend declared, $5.25 per share
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $460

BALANCE, DECEMBER 31, 2006

   Net income
   Cash dividend declared, $5.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Net change in unrealized holding
      gain, net of income taxes of $1,429

BALANCE, DECEMBER 31, 2007

789,774 - - - - - 789,774 - - - - - 789,774 - - 78,648 - - - - 868,422	$ 7,898 - - - - - 7,898 - - - - - 7,898 - - 786 - - - - $8,684	$43,543 - - - 4 - 43,547 - - - 8 - 43,555 - - 12,368 - - 16 - $55,939	$15,558 9,478 (3,942) - - - 21,094 10,046 (4,123) - - - 27,017 9,720 (4,475) (13,154) (61) - - - $19,047	$ 734 - - - - (2,544) (1,810) - - - - 690 (1,120) - - - - - - 2,145 $ 1,025	$ (148) - - (22) - - (170) - - (517) - - (687) - - - - (1,896) - - $ (2,583)	$67,585 9,478 (3,942) (22) 4 (2,544) 70,559 10,046 (4,123) (517) 8 690 76,663 9,720 (4,475) - (61) (1,896) 16 2,145 $82,112

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains (losses) on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2007 $ 9,720 2,151 (6) $ 11,865	2006 $ 10,046 690 - $ 10,736	2005 $ 9,478 (2,543) (1) $ 6,934

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision for deferred income taxes
      Discount accretion and premium amortization on investment securities
      (Gain) on sale of investment securities available for sale
      Gain on sale of foreclosed assets
      Writedown on foreclosed assets
      Changes in assets and liabilities:
         Increase in accrued interest receivable
         (Increase)/decrease in other assets
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
   Purchase of equity securities
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase in deposits
   Increase/(decrease) in securities sold under repurchase agreements
   Increase/(decrease) in United States Treasury demand notes
   Increase in Federal Home Loan Bank advances
   Cash paid for fractional shares
   Treasury stock transactions, net
   Gain on sale of treasury stock
            Net cash provided by financing activities

            Net increase/(decrease) in cash and cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

    2007

$  9,720

1,285
1,145
16
(324)
(9)
(15)
-

(825)
374
     1,860
   13,227

2,325
1,500
82,086
(4,895)
(113,055)
-
79
(7,668)
(596)
    (1,225)
  (41,449)

(4,123)
17,237
(11,394)
(488)
15,000
(61)
(1,896
           16
    14,291

(13,931)

   60,872

$ 46,941

$ 21,480
$   5,086

     2006

$  10,046

1,202
808
(212)
54
-
-
-

(1,117)
289
         339
    11,409

-
935
39,014
(1,128)
(35,139)
305
61
(63,710)
(242)
   (3,921)
 (63,825)

(3,942)
8,576
29,034
66
-
-
(517)
           8
  33,827

(18,589)

   79,461

$ 60,872

$ 16,294
 $    5,285

     2005
$   9,478

983
1,275
(613)
-
(2)

(23)
14
(772)
(409)
     3,315
     13,246

4,005
399
26,394
-
(1,006)
-
103
(97,418)
(145)
   (3,929)
 (71,597)

(3,352)
106,741
9,346
(698)
-
-
(22)
            4
 112,019

53,668

    25,793

$ 79,461

$   9,418
$   5,038

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations
The consolidated financial statements include the accounts of CNB Corporation (the "Company") and its wholly-owned subsidiary, The Conway National Bank (the "Bank").  The Company operates as one business segment.  All significant intercompany balances and transactions have been eliminated.  The Bank operates under a national bank charter and provides full banking services to customers.  The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2007, the Company had concentrations of loans to the following classes of borrowers or industries: Land Subdivision and Development, Single Family Housing, Lessors of Residential Buildings, Lessors of Non-Residential Buildings, and Other Real Estate Related Activities.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2007 was $24,432,000, $27,013,000, $23,025,000, $30,011,000, and $22,551,000, respectively.  These amounts represented 28.37%, 31.37%, 26.74%, 34.85%, and 26.19% of Total Capital, as defined for regulatory purposes, for the same period, also respectively.

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

                                                                                                                                                                                  Continued

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

The Company accounts for nonrefundable fees and certain direct costs associated with the origination of loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases-an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17."  Under SFAS No. 91 nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans until such time that the loan is sold.

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

                                                                                                                                                                          Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Advertising expense
Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $508,000, $596,000 and $476,000, were included in the Company's results of operations for 2007, 2006, and 2005, respectively.

Securities sold under agreements to repurchase
The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income taxes
Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," Under SFAS No. 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes).  In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's consolidated financial position.

Reclassifications
Certain amounts in the financial statements for the years ended December 31, 2005 and 2006 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2007.

                                                                                                                                                                                       Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Net income per share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 861,065 in 2007, 865,589 in 2006 and 867,346 in 2005.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share and the weighted average common shares outstanding have been adjusted for all periods presented to reflect the 10% stock dividend issued in 2007.

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

          Other investments - No ready market exists for Federal Reserve and Federal Home Loan Bank Stock and they have no quoted market value.  However, redemption of this stock has historically been at par value.  Management has determined it is not practicable to estimate the fair value and has not performed an impairment analysis.

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

          Short-term borrowings - The carrying amounts of borrowings under repurchase agreements, federal funds purchased, U. S. Treasury demand notes, and
          Federal Home Loan Bank advances approximate their fair values.

          Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                                                                                                                                                                          Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company's accounting measurements but is expected to result in additional disclosures.

In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4").  Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits.  The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter.  EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion - 1967" (if the arrangement is, in substance, an individual deferred compensation contract).  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5,"Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 did not have a material impact on the Company's financial position, results of operations and cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10").  The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF 06-10 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

                                                                                                                                                                                        Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards - continued

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109").  SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter.  The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009.  Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009.  The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                                                                                                                                                                                        Continued

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

               The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2007 and 2006 were approximately $10,486,000 and $19,381,000, respectively.

NOTE 3 - INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities are based on contractual maturity dates.  Actual maturities may differ from the contractual maturities because borrowers may have the right to prepay obligations with or without penalty.  The amortized cost, approximate fair value, and expected maturities of investment securities are summarized as follows (tabular amounts in thousands):

December 31, 2007 Amortized Unrealized Holding Fair
AVAILABLE FOR SALE
   Government sponsored enterprises
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Six to ten years
     Over ten years

Total held to maturity	Cost $ 61,611 103,464 18,276 183,351 209 6,244 1,916 10,758 19,127 389 846 1,235 701 11 712 $ 204,425 $ 250 1,438 3,764 2,259 $ 7,711	Gains $ 2 1,408 407 1,817 3 166 16 10 195 11 4 15 - - - $ 2,027 $ - 32 20 - $ 52	Losses $ 236 8 - 244 - - 6 49 55 - 20 20 - - - $ 319 $ - - 27 $ 32	Value $ 61,377 104,864 18,683 184,924 212 6,410 1,926 10,719 19,267 400 830 1,230 701 11 712 $ 206,133 $ 250 1,470 3,779 2,232 $ 7,731

                                                                                                                                                                                              Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

December 31, 2006 Amortized Unrealized Holding Fair
AVAILABLE FOR SALE
   Government sponsored enterprises
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock

      Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Over ten years

Total held to maturity	Cost $ 68,676 86,891 1,996 157,563 4,531 7,931 1,511 2,711 16,684 456 389 845 346 10 356 $ 175,448 $ 1,345 1,841 1,129 $ 4,315	Gains $ - 14 - 14 1 173 34 - 208 12 - 12 - - - $ 234 $ 7 37 21 $ 65	Losses $ 687 1,374 - 2,061 3 1 - 8 12 - 27 27 - - - $ 2,100 $ - - - $ -	Value $ 67,989 85,531 1,996 155,516 4,529 8,103 1,545 2,703 16,880 468 362 830 346 10 356 $ 173,582 $ 1,352 1,878 1,150 $ 4,380

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

      The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (tabular amounts in thousands):

Available for Sale
	Less than twelve months		Twelve months or more		Total
	Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Government sponsored enterprises	$ -	$ -	$ 63,832	$ 244	$ 63,832	$ 244
State, county, and municipal	7,531	29	1,548	26	9,079	55
Mortgage backed	-	-	271	20	271	20
Total	$ 7,531	$ 9	$ 65,651	$ 290	$ 73,182	$ 319

     Securities classified as available-for-sale are recorded at fair market value.  Approximately 91% of the unrealized losses, or twenty-eight individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

       Investment securities with an aggregate par value of $182,651,000 at December 31, 2007 and $167,829,000 at December 31, 2006 were pledged to secure public deposits and for other purposes.

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

The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2007 $ 116 2,181 $ 2,297	2006 $ 116 1,585 $ 1,701

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

       Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,

Real estate - mortgage
Real estate - construction
Commercial and industrial
Loans to individuals for household, family and
  other consumer expenditures
Agriculture
All other loans, including overdrafts
Unamortized deferred loan costs

2007 $ 350,138 83,398 88,106 47,731 3,264 794 320 $ 573,751	2006 $ 361,707 74,564 83,375 44,124 3,097 458 - $ 567,325

      The Bank's loan portfolio consisted of $423,025,000 and $414,155,000 in fixed rate loans as of December 31, 2007 and 2006, respectively.  Fixed rate loans with maturities in excess of one year amounted to $275,452,000 and $289,839,000 at December 31, 2007 and 2006, respectively.  The Bank has an available line of credit from the FHLB.  The line is secured by a blanket lien on qualifying 1-4 family mortgages.

       Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2007	2006	2005
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 6,476 332 1,145 (1,446) $ 6,507	$ 5,918 659 808 (909) $ 6,476	$ 5,104 360 1,275 (821) $ 5,918

       At December 31, 2007 and 2006, non-accrual loans totaled $861,000 and $897,000, respectively.  The total amount of interest earned on non-accrual loans was $33,000 in 2007, $27,000 in 2006 and $8,000 in 2005.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $94,000 in 2007, $65,000 in 2006, and $34,000 in 2005.  Foregone interest on non-accrual loans totaled $61,000 in 2007, $38,000 in 2006, and $26,000 in 2005.  As of December 31, 2007 the Company had impaired loans totaling $523,000 for which no amount was specifically reserved in the Allowance.  The Company writes down any potential losses associated with impaired loans at the time such loans are recognized as impaired.  During 2007, the average recorded investment in impaired loans was approximately $636,000.  The Company had no impaired loans as of December 31, 2006.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2007	2006
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 25,192 7,768 32,960 10,701 22,259 669 $ 22,928	$ 25,021 7,254 32,275 9,568 22,707 281 $ 22,988

     Depreciation and amortization of premises and equipment charged to operating expense totaled $1,285,000 in 2007, $1,202,000 in 2006 and $983,000 in 2005.  As of December 31, 2007 construction in progress consisted of $178,000 for expenditures associated with renovations to the Company's main office, with no remaining contractual balance, and $491,000 for expenditures associated with the Company's Little River branch office, with an approximate remaining contractual balance of $370,000.

     Depreciation with regard to premises and equipment owned by the Company is recorded using the straight-line method over the estimated useful life of the related asset for financial reporting purposes. Estimated lives range from fifteen to thirty-nine years for buildings and improvements and from five to seven years for furniture and equipment. Estimated lives for computer software are typically five years.  Estimated lives of Bank automobiles are typically five years. Estimating the useful lives of premises and equipment includes a component of management judgment.

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2007	2006
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 200,052 46,019 83,329 201,855 161,034 $ 692,289	$224,936 50,167 75,236 175,908 148,805 $675,052

     Interest paid on certificates of deposit of $100,000 or more totaled $8,944,000 in 2007, $6,841,000 in 2006 and $3,649,000 in 2005.

     At December 31, 2007, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2008 2009 2010 2011 2012 and after	$ 333,012 14,756 10,615 1,556 2,950 $362,889

                                                                                                                                                                                        Continued

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

          Securities sold under repurchase agreements are summarized as follows (tabular dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2007 $ 60,936 68,276 72,927 4.20% 4.10%	2006 $ 72,330 45,621 72,330 4.39% 3.53%

        The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained at Silverton Bank.  Government sponsored enterprise and municipal securities with a book value of $74,717,000 ($76,064,000 fair value) and $93,291,000 ($92,323,000 fair value) at December 31, 2007 and 2006, respectively, are pledged as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

        At December 31, 2007, the Bank had unused short-term lines of credit totaling $37,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

        The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB).  The Bank may borrow up to $7,000,000 under the arrangement at varying rates set weekly by the FRB.  The average rate paid by the Company under the arrangement was 4.68% for 2007.  The note is secured by Federal agency securities with a market value of $6,002,000 at December 31, 2007.  The amount outstanding under the note totaled $2,377,000 and $2,865,000 at December 31, 2007 and 2006, respectively.

        The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $95,134,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totaled $15,000,000 and $0 at December 31, 2007 and 2006, respectively.  The $15,000,000 outstanding at December 31, 2007 is due and payable in one payment on March 28, 2008.  Interest on this advance is payable monthly at 4.57%.

NOTE 9 - INCOME TAXES

      The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2007		2006		2005
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $5,047 (309) 263 14 $5,015	% 34.25% (2.10) 1.78 .10 34.03%	Amount $5,081 (276) 313 (338) $4,780	% 34.27% (1.86) 2.11 (2.31) 32.21%	Amount $4,841 (316) 283 (60) $4,748	% 34.00% (2.22) 1.98 (.38) 33.38%

                                                                                                                                                                                         Continued

NOTE 9 - INCOME TAXES, Continued

      The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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
   Unrealized net gains on securities available for sale
   Other

      Gross deferred tax liabilities

Net deferred tax asset	2007 $2,212 512 143 - 136 3,003 (392) (683) (216) (1,291) $ 1,712	2006 $2,202 440 115 746 114 3,617 (368) - (81) (449) $ 3,168

             The net deferred tax asset is included in other assets at December 31, 2007 and 2006.

      A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2007 tax liability of $1,429,000 and the 2006 deferred tax benefit of $461,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit.

      The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Deferred income taxes Provision for income taxes	2007 $ 4,588 400 4,988 27 $ 5,015	2006 $ 4,367 476 4,843 (63) $ 4,780	2005 $ 5,362 429 5,791 (1,043) $ 4,748

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

         The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

         The contractual value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2007 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 58,002 $ 4,080

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2007, the Bank was obligated under non-cancelable operating leases on land used for a branch office and a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under these agreements at December 31, 2007 were (tabular amounts in thousands):

Payable in year ending 2008 2009 2010 and thereafter Total future minimum payments required	Amount $ 5 2 - $ 7

      Lease payments under all operating leases charged to expense totaled $6,000 in 2007, $6,000 in 2006 and $6,000 in 2005.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

      The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 12 - RESTRICTION ON DIVIDENDS

         Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2007, the Bank's retained earnings were $74,709,000.

NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

         Directors and executive officers of the Company and the Bank and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Additional transactions may be expected to take place in the future.  Loans and commitments are made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and do not involve more than normal risk of collectibility or present other unfavorable features.

         Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2007 $ 2,400 775 1,219 $ 1,956	2006 $ 2,377 940 917 $ 2,400

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $11,036,000 and $9,562,000 at December 31, 2007 and 2006, respectively.

NOTE 14 - EMPLOYEE BENEFIT PLAN

        The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2007, 2006 and 2005, $712,000, $605,000 and $624,000, respectively, were charged to operations under the plan.

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

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2007, 2006, and 2005, the Bank had $96,056, $84,283 and $61,129 in income and $111,256, ($30,198) and $64,089 of expense associated with this plan, respectively.  The negative expense noted for 2006 was the result of forfeiture of benefits from departing officers.  The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank further maintains the value of awards in amounts equal to the future value of the Company' stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2007, 2006 and 2005, $223,630, ($91,144) and $367,946, respectively, was charged to operations under the plan.  The negative expense noted for 2006 was the result of forfeiture of benefits from departing officers.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2007, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

CNB Corporation	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2007
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2006
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
Tier 1 Capital (to average assets)	Amount $ 82,112 81,087 81,087 $ 76,663 77,783 77,783	Ratio 14.86% 13.76 9.47 14.69% 13.56 9.20	Amount $ 44,206 23,572 34,250 $ 41,750 22,945 33,819	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 55,257 35,358 42,813 $ 57,187 34,417 42,273	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

The Conway National Bank	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2007
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2006
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
Tier 1 Capital (to average assets)	Amount $ 85,087 78,580 78,580 $ 80,566 74,090 74,090	Ratio 14.46% 13.36 9.19 14.07% 12.94 8.76	Amount $ 47,062 23,531 34,197 $ 45,808 22,904 33,826	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 58,828 35,297 42,746 $ 57,261 34,356 42,283	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2007 Carrying Fair		2006 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes

	Amount $20,941 26,000 206,133 7,711 2,297 567,244 692,289 60,936 15,000 2,377	Value $20,941 26,000 206,133 7,731 2,297 569,930 692,189 60,936 15,000 2,377	Amount $34,872 26,000 173,582 4,315 1,701 560,849 675,052 72,330 - 2,865	Value $34,872 26,000 173,582 4,380 1,701 545,777 674,781 72,330 - 2,865

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 58,002	$ -	$ 59,606	$ -
Standby letters of credit	4,080	-	7,818	-

NOTE 17 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity (net of $2,583 and $687 of treasury stock)	2007 $ 5,836 79,605 1,109 37 $ 86,587 $ 4,475 82,112 $ 86,587	2006 $ 6,670 72,970 1,109 37 $ 80,786 $ 4,123 76,663 $ 80,786

                                                                                                                                                                             Continued

NOTE 17 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,

INCOME
   Dividend from bank subsidiary
   Other income

EXPENSES
    Legal
    Sundry
    Other
      Income before equity in undistributed
         net income of bank subsidiary

EQUITY IN UNDISTRIBUTED NET INCOME OF
   SUBSIDIARY

Net income	2007 $ 5,129 199 27 17 54 5,230 4,490 $ 9,720	2006 $ 5,032 2 154 74 307 4,499 5,547 $ 10,046	2005 $ 3,677 2 - - 62 3,617 5,861 $ 9,478

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary

         Net cash provided by operating activities

INVESTING ACTIVITIES
   Purchase of land

         Net cash used by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Treasury stock transactions, net
   Gain on sale of treasury stock
   Cash paid for fractional shares

         Net cash used for financing activities

         Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR	2007 $ 9,720 (4,490) 5,230 - - (4,123) (1,896) 16 (61) (6,064) (834) 6,670 $ 5,836	2006 $ 10,046 (5,547) 4,499 - - (3,943) (517) 8 - (4,452) 47 6,623 $ 6,670	2005 $ 9,478 (5,861) 3,617 (1,109) (1,109) (3,352) (22) 4 - (3,370) (862) 7,485 $ 6,623

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2007 and 2006 is as follows (amounts, except per share data, in thousands):
Quarter ended
	March 31	June 30	September 30	December 31
   2007
Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share (1)
Weighted average shares outstanding (1)	$ 13,176 5,503 7,673 365 7,308 1,556 5,096 3,768 1,327 $ 2,441 $ 2.83 863,499	$ 13,251 5,645 7,606 (4) 7,610 1,789 5,510 3,889 1,359 $ 2,530 $ 2.93 863,145	$ 13,671 5,767 7,904 220 7,684 1,753 5,703 3,734 1,188 $ 2,546 $ 2.96 860,914	$ 13,657 5,943 7,714 564 7,150 1,904 5,710 3,344 1,141 $ 2,203 $ 2.57 856,752

(1)  Adjusted for the effect of a 10% stock dividend issued during 2007.

Quarter ended
March 31	June 30	September 30	December 31
   2006
Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share(1)

Weighted average shares outstanding(1)

$ 11,319 3,837 7,482 275 7,207 1,508 5,204 3,511 1,124 $ 2,387 $ 2.75 867,385	$ 11,939 4,153 7,786 375 7,411 1,665 5,708 3,368 1,217 $ 2,151 $ 2.48 867,191	$ 12,738 4,926 7,812 238 7,574 2,035 5,253 4,356 1,319 $ 3,037 $ 3.51 864,232	$ 13,415 5,480 7,935 (80) 8,015 1,750 6,174 3,591 1,120 $ 2,471 $ 2.86 861,522

(1) Adjusted for the effect of a 10% stock dividend issued during 2007.

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2007.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2007, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 14, 2008

/s/W. Jennings Duncan	/s/L. Ford Sanders, II
W. Jennings Duncan	L. Ford Sanders, II
President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Report of Independent Registered Public accounting firm on Internal Control over Financial Reporting, is included in Item 8- Financial Statements and Supplementary Data, of this Form 10-K.

(c) There has been no change in the Company's internal control over financial reporting identified in connection with management's assessment thereof that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - -Committees of the Board of Directors - - Audit Committee" set forth in the Company's Proxy Statement filed in connection with the Company's 2008 Annual Meeting of the Shareholders (the "2008 Proxy Statement") is incorporated herein by reference.

Audit Committee Financial Expert

The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee.  The Company's audit committee is comprised of directors who are independent of the Company and its management.  After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director currently meets the SEC's very demanding definition of "audit committee financial expert."  Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee.  The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful.  Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer.  The Company will provide a copy of the Code of Ethics to any person, without charge, upon request to: Corporate Secretary, CNB Corporation, 1400 Third Avenue, Conway, South Carolina 29526.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The information set forth in the 2008 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2008 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

The Company does not have any equity compensation plans pursuant to which securities may be issued.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the 2008 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters -- Director Independence" is incorporated herein by reference. The members of the Company's Audit, Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the 2008 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm
Consolidated Statements of Condition - December 31, 2007 and 2006
Consolidated Statements of Income - Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2007,  2006, and 2005
Consolidated Statements of Comprehensive Income - Years ended December 31, 2007, 2006, and 2005.
Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

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

CNB Corporation

 /s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

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

 /s/James W. Barnette, Jr.                                                    Director
James W. Barnette, Jr.

 /s/William R. Benson                                                         Director
William R. Benson

 /s/Harold G. Cushman, III                                                  Director
Harold G. Cushman, III

 /s/Edward T. Kelaher                                                          Director
Edward T. Kelaher

 /s/William O. Marsh                                                           Director
William O. Marsh

 /s/George F. Sasser                                                             Director
George F. Sasser

 /s/Lynn G. Stevens                                                              Director
Lynn G. Stevens

 /s/John C. Thompson                                                          Director
John C. Thompson

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