Form 10-Q
period 2008-03-31
CNB CORP /SC/
filed 2008-05-09
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (1)[ ] Smaller Reporting Company [ ]

(1) Do not check if a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 829,791 shares of common stock, par value $10 per share, May 1, 2008.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2008, December 31, 2007 and March 31, 2007	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26
SIGNATURE	26

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

PART I.

Item 1. Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 19,068	$ 20,941	$ 35,012
Investment securities held to maturity	8,305	7,711	3,860
(Fair values of $8,411 at March 31, 2008, $7,731 at December 31, 2007, and $3,920 at March 31, 2007)
Investment securities available for sale	196,320	206,133	179,115
(Amortized cost of $192,843 at March 31, 2008, $204,425 at December 31, 2007, and
$180,481 at March 31, 2007
Federal funds sold and securities purchased
under agreement to resell	17,500	26,000	18,000
Other investments	1,675	2,297	1,623
Loans:
Total loans	583,759	573,751	564,835
Less allowance for possible loan losses	(6,639)	(6,507)	(6,418)
Net loans	577,120	567,244	558,417
Bank premises and equipment	23,078	22,928	22,809
Other assets	11,168	12,384	13,612
Total assets	$854,234	$865,638	$832,448

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$113,733	$112,450	$142,292
Interest-bearing	596,365	579,839	546,378
Total deposits	710,098	692,289	688,670
Federal funds purchased and securities sold under
agreement to repurchase	49,508	60,936	54,001
United States Treasury demand notes	1,430	2,377	1,932
Federal Home Loan Bank advances	0	15,000	0
Other liabilities	9,345	12,924	8,499
Total liabilities	770,381	783,526	753,102

Stockholders' equity:
Common stock, par value $10 per share:	8,684	8,684	7,898
Authorized 1,500,000 in 2008 and 2007; issued
868,422 at March 31, 2008 and December 31, 2007, and 789,744 at March 31, 2007.
Capital in excess of par value of stock	55,939	55,939	43,555
Retained earnings	21,587	19,047	29,457
Accumulated other comprehensive income (loss)	2,086	1,025	(820)
Less: Treasury stock	(4,443)	(2,583)	(744)
Total stockholders' equity	83,853	82,112	79,346
Total liabilities and stockholders' equity	$854,234	$865,638	$832,448

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$ 10,587	$11,049
Interest on investment securities:
Taxable investment securities	2,500	1,562
Tax-exempt investment securities	273	228
Interest on federal funds sold and securities purchased under agreement to resell	320	337
Total interest income	13,680	13,176
Interest Expense:
Interest on deposits	5,103	4,799
Interest on federal funds purchased and securities
sold under agreement to repurchase	479	691
Interest on other short-term borrowings	112	13
Total interest expense	5,694	5,503

Net interest income	7,986	7,673
Provision for loan losses	359	365
Net interest income after provision for loan losses	7,627	7,308

Other income:
Service charges on deposit accounts	940	919
Gains on sale of securities available-for-sale	0	9
Other operating income	905	628
Total other income	1,845	1,556

Other expenses:
Salaries and employee benefits	3,721	3,161
Occupancy expense	839	820
Other operating expenses	1,077	1,115
Total other expenses	5,637	5,096
Income before income taxes	3,835	3,768
Income tax provision	1,295	1,327
Net income	2,540	2,441

*Per Share Data
Net income per weighted average shares outstanding	$ 3.00	$ 2.83

Cash dividend paid per share	$ 0	$ 0

Book value per actual number of shares outstanding	$ 99.75	$ 91.90

Weighted average number of shares outstanding	847,936	863,499

Actual number of shares outstanding	840,661	863,420

*Adjusted for the effect of a 10% stock dividend issued during 2007.

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended March 31,
	2008 2007

Net Income	$ 2,540	$ 2,441

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains during period	1,061	300

Net Comprehensive Income	$ 3,601	$ 2,741

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2008	2007
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 8,684	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	8,684	7,898

Surplus:
Balance, January 1	55,939	43,555
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	55,939	43,555

Undivided profits:
Balance, January 1	19,047	27,016
Net Income	2,540	2,441
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	21,587	29,457

Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1	1,025	(1,120)
Change in net unrealized gains/losses	1,061	300
Balance at end of period	2,086	(820)

Treasury stock:
Balance, January 1	(2,583)	(687)
(16,316 shares in 2008; 4,495 shares in 2007)
Purchase of treasury stock	(1,860)	(57)
Issuance of stock	None	None
Balance at end of period	(4,443)	(744)
(27,761 shares in 2008; 4,847 shares in 2007)

Total stockholders' equity	$83,853	$79,346

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$ 2,540	$ 2,441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	356	322
Provision for loan losses	359	365
Provision for deferred income taxes	36	337
Discount accretion and premium amortization on investment securities	(615)	(17)
Gain on sale of investment securities	-	(9)
(Increase)/decrease in accrued interest receivable	348	(530)
(Increase)/decrease in other assets	746	(577)
Increase in other liabilities	896	5,647

Net cash provided by operating activities	4,666	7,979

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	0	2,316
Proceeds from maturities/calls of investment securities held to maturity	250	455
Proceeds from maturities/calls of investment securities available for sale	72,655	20,340
Purchase of investment securities available for sale	(60,455)	(27,653)
Purchase of investment securities held to maturity	(847)	0
Net decrease in federal funds sold	8,500	8,000
Net (increase)/decrease in loans	(10,235)	2,910
Premises and equipment expenditures	(506)	(143)

Net cash provided for investing activities	9,362	6,225

FINANCING ACTIVITIES
Dividends paid	(4,475)	(4,123)
Net increase in deposits	17,809	9,377
Net decrease in securities sold under repurchase agreement	(11,428)	(18,329)
Net decrease in other short-term borrowings	(15,947)	(933)
Treasury stock transactions, net	(1,860)	(57)

Net cash used by financing activities	(15,901)	(14,065)

Net increase/(decrease) in cash and due from banks	(1,873)	139

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	20,941	34,873

CASH AND DUE FROM BANKS, March 31, 2008 AND 2007	$19,068	$35,012

CASH PAID FOR:
Interest	$ 5,991	$ 4,991
Income taxes	$ 125	$ 142

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding, which was 847,936 shares for the three-month period ended March 31, 2008 and 863,499 shares for the three-month period ended March 31, 2007, adjusted for the effect of a 10% stock dividend issued in September 2007.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.  Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage.  SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3").  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets".  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations,"and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2008 and for the year ended December 31, 2007 were approximately $2,599 and $10,486, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $163,103 at March 31, 2008 and $182,651 at December 31, 2007 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2008 and at December 31, 2007.

	March 31, 2008
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	39,541	302	-	39,843	3.81%
One to five years	109,070	1,968	-	111,038	4.24
Six to ten years	22,280	853	-	23,133	4.97
	170,891	3,123	-	174,014	4.23
Mortgage Backed Securities
Six to ten years	359	18	-	377	6.32%
Over ten years	1,748	12	31	1,729	4.53
	2,107	30	31	2,106	4.83
State, county and municipal
Within one year	953	18	-	971	7.07%
One to five years	5,775	210	-	5,985	6.91
Six to ten years	4,614	62	12	4,664	5.58
Over ten years	7,781	104	27	7,858	5.60
	19,123	394	39	19,478	6.06

Other Investments
CRA Qualified Investment Fund	711	-	-	711	-
Mastercard International Stock	11	-	-	11	-
	722	-	-	722	-

Total available for sale	$192,843	$ 3,547	$ 70	$196,320	4.42%

HELD TO MATURITY

State, county and municipal
Within one year	$ 534	$ 10	$ -	$ 544	6.41%
One to five years	1,749	39	-	1,788	5.66
Six to ten years	3,764	61	2	3,823	5.52
Over ten years	2,258	10	12	2,256	5.41

Total held to maturity	$ 8,305	$ 120	$ 14	$ 8,411	5.58%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of March 31, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital is $2,086 as of March 31, 2008.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	61,611	2	236	61,377	3.56%
One to five years	103,464	1,408	8	104,864	5.03
Six to ten years	18,276	407	-	18,683	5.28
	183,351	1,817	244	184,924	4.56

Mortgage Backed Securities
Six to ten years	389	11	-	400	5.77%
Over ten years	846	4	20	830	4.88
	1,235	15	20	1,230	5.16

State, county and municipal
Within one year	209	3	-	212	7.08%
One to five years	6,244	166	-	6,410	6.98
Six to ten years	1,916	16	6	1,926	5.56
Over ten years	10,758	10	49	10,719	5.60
	19,127	195	55	19,267	6.06

Other Investments
CRA Qualified Investment Fund	701	-	-	701	-
Mastercard International Stock	11	-	-	11	-
	712	-	-	712	-

Total available for sale	$204,425	$ 2,027	$ 319	$206,133	4.71%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ -	$ -	$ 250	7.56%
One to five years	1,438	32	-	1,470	6.94
Six to ten years	3,764	20	5	3,779	5.52
Over ten years	2,259	-	27	2,232	5.41

Total held to maturity	$ 7,711	$ 52	$ 32	$ 7,731	5.82%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,025 as of December 31, 2007.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2008 and December 31, 2007 by major classification:

	March 31,	December 31,
	2008	2007

Real estate loans - mortgage	$ 349,017	$ 350,138
- construction	87,407	83,398
Agriculture	3,247	3,264
Commercial and industrial loans	96,717	88,106
Loans to individuals for household,
family and other consumer expenditures	46,666	47,731
All other loans, including overdrafts	420	794
Unamortized deferred loan costs	285	320
Gross loans	$ 583,759	$ 573,751
Less allowance for loan losses	(6,639)	(6,507)
Net loans	$ 577,120	$ 567,244

     Changes in the allowance for loan losses for the quarters ended March 31, 2008 and 2007, and the year ended December 31, 2007 are summarized as follows:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007

Balance, beginning of period	$ 6,507	$ 6,476	$ 6,476
Charge-offs:
Commercial, financial, and agricultural	85	388	732
Real Estate - construction and mortgage	103	9	127
Loans to individuals	157	96	587
Total charge-offs	$ 345	$ 493	$ 1,446
Recoveries:
Commercial, financial, and agricultural	$ 39	$ 21	$ 96
Real Estate - construction and mortgage	0	0	25
Loans to individuals	79	49	211
Total recoveries	$ 118	$ 70	$ 332
Net charge-offs	$ 227	$ 423	$ 1,114
Additions charged to operations	$ 359	$ 365	$ 1,145
Balance, end of period	$ 6,639	$6,418	$ 6,507

Ratio of net charge-offs during the period
to average loans outstanding during the period	.04%	.07%	.20%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At March 31, 2008 and March 31, 2007 and December 31, 2007, loans on which no interest was being accrued totaled approximately $885, $702, and $861, respectively.  The Company had $64 of foreclosed real estate at March 31, 2008 and 2007 and at December 31, 2007.  Loans 90 days past due and still accruing interest totaled $323, $145, and $147 at March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

At March 31, 2008, March 31, 2007, and December 31, 2007, classified assets, the majority consisting of classified loans, were $16,678, $14,037, and $15,180, respectively.  At March 31, 2008,  March 31, 2007, and December 31, 2007 classified assets represented 18.55%, 17.02% and 17.63% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT
     Property at March 31, 2008 and December 31, 2007 is summarized as follows:

	March 31,	December 31,
	2008	2007

Land and buildings	$ 25,193	$ 25,192
Furniture, fixtures and equipment	7,926	7,768
Construction in progress	1,017	669
	$ 34,136	$ 33,629

Less accumulated depreciation and amortization	11,058	10,701
	$ 23,078	$ 22,928

     Depreciation and amortization of bank premises and equipment charged to operating expense was $356 for the three-month period ended March 31, 2008, and $1,285 for the year ended December 31, 2007.  The construction in progress is primarily related to ongoing renovations to the Company's Main Office in Conway, South Carolina.  The Company has commenced construction on a branch office located in Little River, South Carolina.  Remaining construction and equipment costs on the Main Office renovation are estimated at $1, and remaining construction and equipment costs on the Little River branch office are estimated at $347.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2008 and December 31, 2007, certificates of deposit of $100,000 or more included in time deposits totaled approximately $210,374 and $201,855, respectively.  Interest expense on these deposits was approximately $2,515 for the three-month period ended March 31, 2008 and $8,944 for the year ended December 31, 2007.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2008 and December 31, 2007, securities sold under repurchase agreements totaled $49,508 and $60,936, respectively.  Securities with a book value of $55,927 ($57,421 fair value) and $74,717 ($76,064 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 2.49 percent and 4.20 percent at March 31, 2008 and December 31, 2007, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2008, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $4,036 at March 31, 2008.  The amount outstanding under the note totaled $1,430 and $2,377 at March 31, 2008 and December 31, 2007, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $94,787 secured by a lien on the Bank's 1-4 family mortgage loans. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at March 31, 2008 and $15,000 at December 31, 2007.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended March 31, 2008 and March 31, 2007 on pretax income of $3,835 and $3,768 totaled $1,295 and $1,327, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2008.

     In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit.  Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet.  The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual, or  notional, amount of those instruments.  Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2008
Loan Commitments	$ 60,124
Standby letters of credits	3,343

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month period ended March 31, 2008 and the year ended December 31, 2007, $93, and $712, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of  March 31, 2008:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$88,406	14.87%	47,558	8.0%

Tier 1 Capital (to risk weighted assets)	81,767	13.75	23,779	4.0

Tier 1 Capital (to average assets)	81,767	9.30	35,172	4.0

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$87,822	14.77%	47,555	8.0%	$59,444	10.0%

Tier 1 Capital (to risk weighted assets)	81,183	13.66	23,777	4.0	35,666	6.0

Tier 1 Capital (to average assets)	81,183	9.24	35,141	4.0	43,926	5.0

NOTE 13 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities ($196,320 at March 31, 2008) are the only assets whose fair values the Company measures on a recurring basis using Level 1 inputs (active market quotes).  The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.   The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $384.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2008	2007
Cash	$ 548	$ 2,428
Investment in subsidiary	83,269	75,773
Fixed Assets	0	1,109
Other assets	36	36
	$ 83,853	$ 79,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liability	$ 0	$ 0
Stockholders' equity	83,853	79,346
	$ 83,853	$ 79,346

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2008	2007
EQUITY IN NET INCOME OF SUBSIDIARY	$ 2,603	$ 2,504
OTHER INCOME	0	0
OTHER EXPENSES	(63)	(63)
Net Income	$ 2,540	$ 2,441

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2008 and for the three-month periods ending March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q for the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 3.4% from $564,835 at March 31, 2007 to $583,759 at March 31, 2008, and increased 1.7%, from $573,751 at December 31, 2007 to $583,759 at March 31, 2008.  Loans increased as a percentage of total assets from 67.8% to 68.3% from March 31, 2007 to March 31,  2008 and increased from 66.3% to 68.3% from December 31, 2007 to March 31, 2008.    Loan demand in our market area slowed during 2007.  However, loan demand increased moderately in the first quarter of 2008 due, in part, to an increase in the demand for real estate acquisition financing.  Securities and federal funds sold increased as a percentage of total assets from 24.4% at March 31, 2007 to 26.2% at March 31, 2008.  Securities and federal funds sold decreased from 28.0% of total assets at December 31, 2007 to 26.2% at March 31, 2008, a reflection of the increase in the demand for loans in our market.  The level of investments and federal funds sold provides for a more than adequate supply of secondary liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 17.1% at March 31, 2007 to 13.3% at March 31, 2008, and increased from 13.0% at December 31, 2007 to 13.3% at March 31, 2008.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to continue to decline over the long-term.  Interest-bearing deposits  increased from 65.7% of total assets at March 31, 2007 to 69.8% at March 31, 2008, and increased from 67.0% at December 31, 2007 to 69.8% at March 31, 2008.  Securities sold under agreement to repurchase decreased from 6.5% at March 31, 2007 to 5.8% at March 31, 2008.  Securities sold under agreement to repurchase decreased from 7.0% of total assets at December 31, 2007 to 5.8% at March 31, 2008.  Other short-term borrowings decreased from 2.0% of total assets at December 31, 2007 to .2% at March 31, 2008 due to a decline in FHLB advances. Other short-term borrowings remained stable from March 31, 2007 to March 31, 2008 at .2% of total assets.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of March 31, 2008 and March 31, 2007 and December 31, 2007:

	March 31,		December 31
	2008	2007	2007
Assets:
Earning assets:
Loans	68.3%	67.8%	66.3%
Investment securities	1.0	.5	.9
Securities Available for Sale	23.2	21.7	24.1
Federal funds sold and securities purchased under agreement to resell	2.0	2.2	3.0
Total earning assets	94.5	92.2	94.3
Other assets	5.5	7.8	5.7
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	69.8%	65.7%	67.0%
Federal funds purchased and securities sold under agreement to repurchase	5.8	6.5	7.0
Other short-term borrowings	.2	.2	2.0
Total interest-bearing liabilities	75.8	72.4	76.0
Noninterest-bearing deposits	13.3	17.1	13.0
Other liabilities	1.1	1.0	1.5
Stockholders' equity	9.8	9.5	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended March 31, 2008 and 2007 were $2,540 and $2,441, respectively, resulting in a return on average assets of 1.16% and 1.17% and a return on average stockholders' equity of 12.24% and 12.51%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $21,786 or 2.6% to $854,234 at March 31, 2008 from $832,448 at March 31, 2007. The following table sets forth the financial highlights for the three-month periods ending at March 31, 2008 and March 31, 2007:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

	Three-Month Period Ended March 31,

	2008	2007	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 7,627	$ 7,308	4.4%
Income before income taxes	3,835	3,768	1.8
Net Income	2,540	2,441	4.1
Per Share	3.00	2.83	6.0
Cash dividends declared	0	0	-
Per Share	0	0	-
Total assets	854,234	832,448	2.6%
Total deposits	710,098	688,670	3.1
Loans	583,759	564,835	3.4
Investment securities and securities available for sale	204,625	182,975	11.8
Stockholders' equity	83,853	79,346	5.7
Book value per share (1)	99.75	91.90	8.5
Ratios (2):
Annualized return on average total assets	1.16%	1.17%	(.9)%
Annualized return on average stockholders' equity	12.24%	12.51%	(2.2)%

(1)	Adjusted for the effect of the 10% Stock Dividend paid in September 2007.
(2)	For the three-month period ended March 31, 2008, average total assets amounted to $879,299 with average stockholders' equity totaling $83,023 for the same period..

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2008 and 2007.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be re-priced either up or down in interest rate within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be re-priced either up or down in interest rate within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.  Dramatic shifts in market interest rates, such as the 200 basis point decline experienced during the first quarter of 2008, can significantly impact short-term net interest income due to the immediate re-pricing of some assets and liabilities.  The Bank's total tax equivalent interest income increased 4.0% to $13,821 for the three months ended March 31, 2008 from $13,293 for the three months ended March 31, 2007.  The Bank's total interest expense increased 3.5% to $5,694 from $5,503 for the same periods in 2008 and 2007, respectively.  Although the Bank's interest income from loans declined 4.2% to $10,587 for the three months ended March 31, 2008 from $11,049 for the three months ended March 31, 2007, total tax equivalent interest income from investments increased 44.1% to $3,234 from $2,244 for the same periods in 2008 and 2007, respectively.  This increase was primarily due to realized discounts on bonds called, which also occurred due to the decline in market interest rates.

The Bank maintained net interest margins for the three-month periods ended March 31, 2008 and 2007, of 3.93% and 4.02%, respectively, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide as we experienced a flat to slightly inverted treasury yield curve, where short-term rates differ little from longer-term rates or are slightly higher than longer-term rates, well into 2007.  In September of 2007 the Federal Reserve began a series of interest rate reductions.  During the approximate six-month period from September 2007 through March 2008 the Federal Reserve reduced its federal funds rate 300 basis points.  The result of these reductions has been a return to a more historically upward-sloping yield curve which should enhance the Bank's net interest margin in future periods.  Still, competition in the Bank's specific market remains significant, as new competitors seek market share, which tends to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended March 31, 2008 was $8,127, an increase of 4.3% from the $7,790 attained for the three-month period ended March 31, 2007.  During the same period, total fully-tax-equivalent interest income increased by 4.0% to $13,821 from $13,293 and total interest expense increased by 3.5% to $5,694 from $5,503.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .09% to 3.93% for the three-month period ended March 31, 2008 from 4.02% for the three-month period ended March 31, 2007.

The tables on the following two pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month periods ended March 31, 2008 and 2007, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month periods ended March 31, 2008 and 2007.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 3/31/08			Three Months Ended 3/31/07
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$580,223	$ 10,587	7.30%	$568,036	$ 11,049	7.78%
Securities:
Taxable	179,516	2,500	5.57	159,423	1,562	3.92
Tax-exempt	27,637	414	(2) 5.99	22,041	345	(2) 6.26
Federal funds sold and securities purchased under
agreement to resell	39,716	320	3.22	25,181	337	5.35
Total earning assets	827,092	13,821	6.68	774,681	13,293	6.86
Other assets	52,207			61,057
Total assets	$879,299			$835,738

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$570,687	5,103	3.58	$540,860	4,799	3.55
Federal funds purchased and securities sold under
agreement to repurchase	62,116	479	3.08	69,376	691	3.98
Other short-term borrowings	7,163	112	6.25	1,210	13	4.30
Total interest-bearing liabilities	$639,966	$ 5,694	3.56	$611,446	$ 5,503	3.60
Noninterest-bearing deposits	119,002			134,160
Other liabilities	37,308			12,098
Stockholders' equity	83,023			78,034
Total liabilities and stockholders' equity	$879,299			$835,738
Net interest income as a percent of total
earning assets	$827,092	$ 8,127	3.93	$774,681	$ 7,790	4.02

Ratios:
Annualized return on average total assets			1.16			1.17
Annualized return on average stockholders' equity			12.24			12.51
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.44			9.34
Average total deposits			12.04			11.56
Average loans			14.31			13.74
Average earning assets as a percent of
average total assets			94.06			92.64

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $163 and $141 are included in the above interest income for March 31, 2008 and 2007, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $885 and $702 for March 31, 2008 and 2007, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $141 and $117 for March 31, 2008 and 2007, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008(3)	2007(3)	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$580,223	$568,036	7.30%	7.78%	$ 10,587	$ 11,049	$(462)	$(684)	$ 222
Investment securities:
Taxable	179,516	159,423	5.57%	3.92%	2,500	1,562	938	658	280
Tax-exempt (2)	27,637	22,041	5.99%	6.26%	414	345	69	(15)	84
Federal funds sold and Securities
purchased under agreement to resell	39,716	25,181	3.22%	5.35%	320	337	(17)	(134)	117

Total Earning Assets	$827,092	$774,681	6.68%	6.86%	$ 13,821	$ 13,293	$ 528	$(175)	$ 703

Interest-bearing Liabilities:

Interest-bearing deposits	$570,687	$540,860	3.58%	3.55%	$ 5,103	$ 4,799	$ 304	$ 37	$ 267
Federal funds purchased and securities
sold under agreement to repurchase	62,116	69,376	3.08%	3.98%	479	691	(212)	(156)	(56)
Other short-term borrowings	7,163	1,210	6.25%	4.30%	112	13	99	6	93

Total Interest-bearing Liabilities	639,966	611,446	3.56%	3.60%	5,694	5,503	191	(113)	304
Interest-free Funds Supporting
Earning Assets	187,126	163,235

Total Funds Supporting Earning Assets	$827,092	$774,681	2.75%	2.84%	$ 5,694	$ 5,503	$ 191	$ (113)	$ 304

Interest Rate Spread			3.12%	3.26%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.81%	.76%
Net Yield on Earning Assets			3.93%	4.02%	$ 8,127	$ 7,790

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME (continued)

Provision for Loan Losses - The allowance for loan losses is maintained at an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, historical loss experience, current economic conditions, over-margined real estate loans, if any, the effects of changes in risk selection or underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, the effect of changes in concentrations of credit, and loan administration risks.

The provision for loan losses was $359 for the three-month period ended March 31, 2008 and $365 for the three-month period ended March 31, 2007.  Net loan charge-offs/(recoveries) totaled $227 for the three-month period ended March 31, 2008 and $423 for the same period in 2007.

The allowance for loan losses as a percentage of net loans was 1.15% at March 31, 2008 and was 1.15% at March 31, 2007.  The slight decline in provision during the three-month period ended March 31, 2008 reflects a lower level of net charge-offs in the first quarter of 2008 but accommodates the growth in the loan portfolio during the period.

Securities Transactions - At March 31, 2008 and March 31, 2007 market value appreciation/(depreciation) in the investment portfolio totaled $3,583, and $(1,306), respectively.  As indicated, market values increased due to the decline in market rates commencing in the third quarter of 2007 through the first quarter of 2008.  The Bank had a substantial number of bonds called during the first quarter of 2008 which have been reinvested at current yields.  Current yields are well below the yields earned on these investments prior to being called.  This change will, to some extent, negatively impact interest income from investments in future periods.  The changes in market value appreciation/(depreciation) in the investment portfolio do not directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three-month periods ended March 31, 2008 and March 31, 2007 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Other Income - Other income, net of any gains/losses on security transactions, increased by 19.3% to $1,845 for the three-month period ended March 31, 2008 from $1,547 for the three-month period ended March 31, 2007.   The increase in other income for the three-month period ended March 31, 2008, was primarily due to higher other operating income, up 44.1%.  This increase is attributable to $338 in other income received as a result of the mandatory redemption of shares associated with Visa, Inc's initial public stock offering.

Other Expenses - Other expenses increased by 10.6% to $5,637 for the three-month period ended March 31, 2008 from $5,096 for the three-month period ended March 31, 2007.  The major components of other expenses are salaries and employee benefits, which increased 17.7% to $3,721 from $3,161; occupancy expense which increased 2.3% to $839 from $820; and other operating expenses which decreased by 3.4% to $1,077 from $1,115.  The increase in salaries and employee benefits for the three-month period ended March 31, 2008 is attributable to increased salaries and employee benefits expense in the form of increased salaries and associated taxes, medical and life insurance expense, 401(k) related expenses, education expense, long-term deferred compensation expense, and decreased net deferred loans costs.  Occupancy expense continues to grow due to the addition of new banking facilities and staff.  Other operating expenses also decreased for the same period.

Income Taxes - Provisions for income taxes decreased 2.4% to $1,295 for the three-month period ended March 31, 2008 from $1,327 for the three-month period ended March 31, 2007.  This decline in taxes, despite increased income, is the result of a decline in the Bank's tax rates utilized for accrual purposes to properly match its effective tax rates.  Income before income taxes less interest on tax-exempt investment securities increased .6% to $3,562 for the three-month period ended March 31, 2008 from $3,540 for the same period in 2007.

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

CAPITAL RESOURCES

Total stockholders' equity was $83,853 and $82,112 at March 31, 2008 and December 31, 2007, representing 9.82% and 9.49% of total assets, respectively.  At March 31, 2008, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2007 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2007 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2008	2,855	$162.50	-	-
February 1 - February 29, 2008	510	162.50	-	-
March 1 - March 31, 2008	8,080	162.50	-	-
Total	11,445	$162.50	-	-

(1) During the period covered by this report the Company purchased 11,445 shares of stock from shareholders, at the request of the holders of the shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer, and Chief Financial Officer

Date:  May 9, 2008

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