Form 10-Q
period 2008-06-30
CNB CORP /SC/
filed 2008-08-11
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 833,168 shares of common stock, par value $10 per share, August 1, 2008.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2008, December 31, 2007, and June 30, 2007	2

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2008 and 2007	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4. Submission of Matters to a Vote of Securities Holders	27
Item 6. Exhibits	28
SIGNATURE	28

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

           All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "outlook," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	misperceptions by depositors about the safety of their deposits;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	June 30,		June 30,
	2008	December 31,	2007
	(Unaudited)	2007	(Unaudited)

Cash and due from banks	$ 21,694	$ 20,941	$ 31,217
Investment securities held to maturity	8,301	7,711	3,421
(Fair values of $8,281 at June 30, 2008, $7,731 at December 31, 2007, and $3,432 at June 30, 2007)
Investment securities available for sale	182,350	206,133	200,297
(Amortized cost of $182,871 at June 30, 2008, $204,425 at December 31, 2007, and $202,468 at June 30, 2007
Federal funds sold and securities purchased
under agreement to resell	25,000	26,000	20,000
Other investments	1,674	2,297	1,622
Loans:
Total loans	589,410	573,751	555,184
Less allowance for possible loan losses	(6,736)	(6,507)	(6,364)
Net loans	582,674	567,244	548,820
Bank premises and equipment	23,265	22,928	22,671
Other assets	13,333	12,384	14,174
Total assets	$858,291	$865,638	$842,222

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$118,222	$112,450	$136,098
Interest-bearing	595,500	579,839	545,759
Total deposits	713,722	692,289	681,857
Federal funds purchased and securities sold under
agreement to repurchase	49,835	60,936	69,232
United States Treasury demand notes	3,345	2,377	2,049
Federal Home Loan Bank advances	0	15,000	0
Short term note payable	1,119	0	0
Other liabilities	7,831	12,924	7,773
Total liabilities	775,852	783,526	760,911

Stockholders' equity:
Common stock, par value $10 per share:	8,684	8,684	7,898
Authorized 1,500,000 in 2008 and 2007; issued
868,422 at June 30, 2008 and December 31, 2007, and 789,744 at June 30, 2007.
Capital in excess of par value of stock	55,939	55,939	43,555
Retained earnings	23,724	19,047	31,989
Accumulated other comprehensive income/(loss)	(312)	1,025	(1,303)
Less: Treasury stock	(5,596)	(2,583)	(828)
Total stockholders' equity	82,439	82,112	81,311
Total liabilities and stockholders' equity	$858,291	$865,638	$842,222

CNB Corporation and Subsidiary Condensed Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$10,152	$10,905	$20,739	$21,892
Interest on investment securities:
Taxable investment securities	1,900	1,731	4,400	3,293
Tax-exempt investment securities	274	209	547	437
Interest on federal funds sold and securities purchased under agreement to resell	102	406	422	743
Total interest income	12,428	13,251	26,108	26,365
Interest Expense:
Interest on deposits	4,365	4,986	9,468	9,785
Interest on federal funds purchased and securities
sold under agreement to repurchase	277	636	756	1,327
Interest on other short-term borrowings	18	23	130	36

Total interest expense	4,660	5,645	10,354	11,148
Net interest income	7,768	7,606	15,754	15,217
Provision for loan losses	495	(4)	854	361

Net interest income after provision for loan losses	7,273	7,610	14,900	14,856
Other income:
Service charges on deposit accounts	971	870	1,911	1,789
Gains/(Losses) on sale of securities available-for-sale	0	0	0	9
Other operating income	757	919	1,662	1,609
Total other income	1,728	1,789	3,573	3,407

Other expenses:
Salaries and employee benefits	3,690	3,500	7,411	6,661
Occupancy expense	695	793	1,534	1,613
Other operating expenses	1,439	1,217	2,516	2,332
Total other expenses	5,824	5,510	11,461	10,606
Income before income taxes	3,177	3,889	7,012	7,657
Income tax provision	1,040	1,359	2,335	2,686
Net income	2,137	2,530	4,677	4,971

Per Share Data*

Net income per weighted average shares outstanding	$ 2.56	$ 2.93	$ 5.56	$ 5.76

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 98.90	$ 94.24	$ 98.90	$ 94.24

Weighted average number of shares outstanding	834,264	863,145	841,100	863,321

Actual number of shares outstanding	833,566	862,853	833,566	862,853

*Adjusted for the effect of a 10% stock dividend issued during 2007.

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$ 2,137	$ 2,530	$ 4,677	$ 4,971

Other comprehensive income/(loss), net of tax

Unrealized losses on securities:

Unrealized holding losses during period	(2,398)	(482)	(1,337)	(183)

Net Comprehensive Income/(Loss)	$ (261)	$ 2,048	$ 3,340	$ 4,788

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2008	2007
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 8,684	$ 7,898
Issuance of Common Stock	None	None
Stock Dividend	None	None
Balance at end of period	8,684	7,898

Surplus:
Balance, January 1	55,939	43,555
Issuance of Common Stock	None	None
Stock Dividend	None	None
Gain on sale of Treasury stock	None	None
Balance at end of period	55,939	43,555

Undivided profits:
Balance, January 1	19,047	27,017
Net Income	4,677	4,971
Stock Dividend	None	None
Cash dividends declared	None	None
Balance at end of period	23,724	31,988

Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1	1,025	(1,120)
Change in net unrealized gains/losses	(1,337)	(183)
Balance at end of period	(312)	(1,302)

Treasury stock:
Balance, January 1	(2,583)	(687)
(16,316 shares in 2008; 4,495 shares in 2007)
Purchase of treasury stock	(3,013)	(141)
Issuance of stock	None	None
Balance at end of period	(5,596)	(828)
(34,856 shares in 2008; 5,362 shares in 2007)

Total stockholders' equity	$82,439	$81,311

Note: Columns may not add due to rounding.

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$ 4,677	$ 4,971
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	710	643
Provision for loan losses	854	361
Provision for deferred income taxes	206	272
Discount accretion and premium amortization on investment securities	(712)	(71)
Gain on sale of investment securities	-	(9)
Gain on sale of foreclosed assets	(11)	-
(Increase)/decrease in accrued interest receivable	482	(612)
Increase in other assets	(730)	(748)
Increase/(decrease) in other liabilities	(618)	876

Net cash provided by operating activities	4,858	5,683

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	0	2,325
Proceeds from maturities/calls of investment securities held to maturity	250	895
Proceeds from maturities/calls of investment securities available for sale	99,036	36,939
Purchase of investment securities available for sale	(76,763)	(65,908)
Purchase of investment securities held to maturity	(847)	0
Proceeds from sale of foreclosed assets	77	-
Net decrease in federal funds sold	1,000	6,000
Net (increase)/decrease in loans	(16,365)	12,591
Proceeds from sales of equity securities	623	78
Premises and equipment expenditures	(1,047)	(885)

Net cash provided/(used) for investing activities	5,964	(7,965)

FINANCING ACTIVITIES
Dividends paid	(4,475)	(4,123)
Net increase in deposits	21,433	6,805
Net decrease in securities sold under repurchase agreement	(11,101)	(3,098)
Increase/(decrease) in United States Treasury demand notes	968	(816)
Increase in Federal Home Loan Bank advances	(15,000)	-
Increase in other short-term borrowings	1,119	-
Treasury stock transactions, net	(3,013)	(141)

Net cash used by financing activities	(10,069)	(1,373)

Net increase/(decrease) in cash and due from banks	753	(3,655)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	20,941	34,872

CASH AND DUE FROM BANKS, JUNE 30, 2008 AND 2007	$21,694	$31,217

CASH PAID FOR:
Interest	$11,428	$10,513
Income taxes	$ 2,264	$ 2,668

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 841,100 shares for the six-month period ended June 30, 2008 and 863,321 shares for the six-month period ended June 30, 2007, adjusted for the effect of a 10% stock dividend issued in September 2007.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity intends to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

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

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning ofPresent Fairly in Conformity With Generally Accepted Accounting Principles."  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP No. APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1").  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2008 and for the year ended December 31, 2007 were approximately $2,854 and $10,486, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $164,707 at June 30, 2008 and $182,651 at December 31, 2007 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at June 30, 2008 and at December 31, 2007.

	June 30, 2008
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	26,224	115	-	26,339	3.84%
One to five years	114,542	568	1,200	113,910	4.05
Six to ten years	19,575	191	142	19,624	4.96
	160,341	874	1,342	159,873	4.13
Mortgage Backed Securities
Six to ten years	611	5	25	591	5.15%
Over ten years	2,351	0	101	2,250	4.66
	2,962	5	126	2,841	4.76
State, county and municipal
Within one year	954	13	-	967	7.07%
One to five years	5,508	157	-	5,665	6.86
Six to ten years	7,304	17	82	7,239	5.56
Over ten years	5,088	18	55	5,051	5.65
	18,854	205	137	18,922	6.04

Other Investments
CRA Qualified Investment Fund	704	-	-	704	-
Mastercard International Stock	10	-	-	10	-
	714	-	-	714	-

Total available for sale	$182,871	$ 1,084	$ 1,605	$182,350	4.34%

HELD TO MATURITY

State, county and municipal
Within one year	$ 535	$ 8	$ -	$ 543	6.41%
One to five years	1,746	25	9	1,762	5.67
Six to ten years	4,370	15	26	4,359	5.49
Over ten years	1,650	0	33	1,617	5.45

Total held to maturity	$ 8,301	$ 48	$ 68	$ 8,281	5.58%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of June 30, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding losses on available-for-sale securities component of capital is $(312) as of June 30, 2008.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	61,611	2	236	61,377	3.56%
One to five years	103,464	1,408	8	104,864	5.03
Six to ten years	18,276	407	-	18,683	5.28
	183,351	1,817	244	184,924	4.56

Mortgage Backed Securities
Six to ten years	389	11	-	400	5.77%
Over ten years	846	4	20	830	4.88
	1,235	15	20	1,230	5.16

State, county and municipal
Within one year	209	3	-	212	7.08%
One to five years	6,244	166	-	6,410	6.98
Six to ten years	1,916	16	6	1,926	5.56
Over ten years	10,758	10	49	10,719	5.60
	19,127	195	55	19,267	6.06

Other Investments
CRA Qualified Investment Fund	701	-	-	701	-
Mastercard International Stock	11	-	-	11	-
	712	-	-	712	-

Total available for sale	$204,425	$2,027	$ 319	$206,133	4.71%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ -	$ -	$ 250	7.56%
One to five years	1,438	32	-	1,470	6.94
Six to ten years	3,764	20	5	3,779	5.52
Over ten years	2,259	-	27	2,232	5.41

Total held to maturity	$ 7,711	$ 52	$ 32	$ 7,731	5.82%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,025 as of December 31, 2007.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2008 and December 31, 2007 by major classification:

	June 30,	December 31,
	2008	2007

Real estate loans - mortgage	$ 347,264	$ 350,138
- construction	96,641	83,398
Agriculture	4,323	3,264
Commercial and industrial loans	93,170	88,106
Loans to individuals for household,
family and other consumer expenditures	47,337	47,731
All other loans, including overdrafts	430	794
Unamortized deferred loan costs	245	320
Gross loans	$ 589,410	$ 573,751
Less allowance for loan losses	(6,736)	(6,507)
Net loans	$ 582,674	$ 567,244

       Changes in the allowance for loan losses for the quarters ended June 30, 2008 and 2007, and the year ended December 31, 2007 are summarized as follows:

	Quarter Ended		Six-Months Ended Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007

Balance, beginning of period	$ 6,639	$ 6,418	$ 6,507	$ 6,476	$ 6,476
Charge-offs:
Commercial, financial, and agricultural	315	22	400	410	732
Real Estate - construction and mortgage	0	43	103	52	127
Loans to individuals	161	76	318	172	587
Total charge-offs	$ 476	$ 141	$ 821	$ 634	$ 1,446
Recoveries:
Commercial, financial, and agricultural	$ 37	$ 38	$ 76	$ 59	$ 96
Real Estate - construction and mortgage	3	1	3	1	25
Loans to individuals	38	52	117	101	211
Total recoveries	$ 78	$ 91	$ 196	$ 161	$ 332
Net charge-offs/(recoveries)	$ 398	$ 50	$ 625	$ 473	$ 1,114
Additions charged to operations	$ 495	$ (4)	$ 854	$ 361	$ 1,145
Balance, end of period	$ 6,736	$6,364	$ 6,736	$6,364	$ 6,507

Ratio of net charge-offs during the period
to average loans outstanding during the period	.07%	.01%	.11%	.08%	.20%

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At June 30, 2008 and June 30, 2007 and December 31, 2007 loans on which no interest was being accrued totaled approximately $718, $606, and $861, respectively.  The Company had $79 of foreclosed real estate at June 30, 2008, $46 of foreclosed real estate at June 30, 2007, and $64 of foreclosed real estate at December 31, 2007.  Loans 90 days past due and still accruing interest totaled $199, $257, and $147 at June 30, 2008, June 30, 2007, and December 31, 2007, respectively.

At June 30, 2008, June 30, 2007, and December 31, 2007 classified assets, the majority consisting of classified loans, were $17,666, $12,630, and $15,180, respectively.  At June 30, 2008,  June 30, 2007, and December 31, 2007 classified assets represented 19.61%, 15.00% and 17.63% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT
     Property at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30,	December 31,
	2008	2007

Land and buildings	$ 25,191	$ 25,192
Furniture, fixtures and equipment	8,081	7,768
Construction in progress	1,404	669
	$ 34,676	$ 33,629

Less accumulated depreciation and amortization	11,411	10,701
	$ 23,265	$ 22,928

     Depreciation and amortization of bank premises and equipment charged to operating expense was $710 for the six-month period ended June 30, 2008, and $1,285 for the year ended December 31, 2007.  The construction in progress is primarily related to renovations to the Company's Main Office in Conway, South Carolina; the construction of a branch office located in Little River, South Carolina; the renovation of the Company's Red Hill branch office located in Conway, South Carolina; and the land improvements and installation of an automated teller machine (ATM) at the Company's Carolina Forest site located in Myrtle Beach, South Carolina.  There are no remaining costs to be incurred associated with the Main Office renovation or the Little River branch office construction.  Remaining construction and equipment costs associated with the Red Hill branch office and the Carolina Forest ATM are estimated at approximately $20 and $233, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At June 30, 2008 and December 31, 2007, certificates of deposit of $100,000 or more included in time deposits totaled approximately $214,134 and $201,855, respectively.  Interest expense on these deposits was approximately $4,704 for the six-month period ended June 30, 2008 and $8,944 for the year ended December 31, 2007.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2008 and December 31, 2007, securities sold under repurchase agreements totaled $49,835 and $60,936, respectively.  Securities with a book value of $64,105 ($64,062 fair value) and $74,717 ($76,064 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 2.12 percent and 4.20 percent at June 30, 2008 and December 31, 2007, respectively.

NOTE 8 - LINES OF CREDIT

     At June 30, 2008, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $37,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,944 at June 30, 2008.  The amount outstanding under the note totaled $3,345 and $2,377 at June 30, 2008 and December 31, 2007, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $89,749 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at June 30, 2008 and $15,000 at December 31, 2007.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended June 30, 2008 and June 30, 2007 on pretax income of $3,177 and $3,889 totaled $1,040 and $1,359, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2008.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2008
Loan Commitments	$ 56,700
Standby letters of credits	2,891

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and six-month periods ended June 30, 2008 and the year ended December 31, 2007, $190, $283, and $712, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of June 30, 2008:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$89,488	14.86%	48,184	8.0%

Tier 1 Capital (to risk weighted assets)	82,752	13.74	24,092	4.0

Tier 1 Capital (to average assets)	82,752	9.72	34,047	4.0

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$90,084	14.96%	48,181	8.0%	$60,227	10.0%

Tier 1 Capital (to risk weighted assets)	83,348	13.84	24,091	4.0	36,136	6.0

Tier 1 Capital (to average assets)	83,348	9.79	34,046	4.0	42,558	5.0

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

The Company has no assets or liabilities whose fair values are measured using level 1 inputs.

The Company's available-for-sale investment securities ($182,350 at June 30, 2008) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  Also, the Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $367.  The Company's available-for-sale investment securities and impaired loans are the only assets whose fair values the Company measures on a recurring basis using level 2 inputs.  The Company has no liabilities whose fair values are measured using level 2 inputs.

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

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	June 30,
ASSETS	2008	2007
Cash	$ 498	$ 2,323
Investment in subsidiary	83,035	77,843
Fixed Assets	0	1,109
Other assets	36	36
	$ 83,569	$ 81,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Short tern note payable	$ 1,119	$ 0
Other liabilities	11	0
Stockholders' equity	82,439	81,311
	$ 83,569	$ 81,311

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the six-month period ended June 30,
	2008	2007
EQUITY IN NET INCOME OF SUBSIDIARY	$ 4,767	$ 5,055
OTHER INCOME	0	1
OTHER EXPENSES	(90)	(85)
Net Income	$ 4,677	$ 4,971

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at June 30, 2008 and for the three and six-month periods ending June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 6.2% from $555,184 at June 30, 2007 to $589,410 at June 30, 2008, and increased 2.7%, from $573,751 at December 31, 2007 to $589,410 at June 30, 2008.  Loans increased as a percentage of total assets from 65.9% to 68.7% from June 30, 2007 to June 30, 2008 and increased from 66.3% to 68.7% from December 31, 2007 to June 30, 2008.  Loan demand in our market area slowed to a moderate pace during 2007. This trend has continued throughout the first half of 2008 and is expected to continue through the remainder of 2008. Securities and federal funds sold decreased as a percentage of total assets from 26.6% at June 30, 2007 to 25.3% at June 30, 2008. Securities and federal funds sold decreased from 28.0% of total assets at December 31, 2007 to 25.3% at June 30, 2008, a reflection of continued moderate loan demand coupled with a lower level of percentage growth in deposits and a decline in repurchase agreements sold. The level of investments and federal funds sold provides for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 16.2% at June 30, 2007 to 13.8% at June 30, 2008, and increased from 13.0% at December 31, 2007 to 13.8% at June 30, 2008.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits increased from 64.8% of total assets at June 30, 2007 to 69.4% at June 30, 2008, and increased from 67.0% at December 31, 2007 to 69.4% at June 30, 2008. Securities sold under agreement to repurchase decreased from 8.2% at June 30, 2007 to 5.8% at June 30, 2008.  Securities sold under agreement to repurchase decreased from 7.0% of total assets at December 31, 2007 to 5.8% at June 30, 2008.  Other short-term borrowings decreased from 2.0% of total assets at December 31, 2007 to .5% at June 30, 2008 due to a decline in FHLB advances. Other short-term borrowings increased from .2% at June 30, 2007 to .5% at June 30, 2008 due to an increase in short-term borrowings in the second quarter of 2008.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2008 and June 30, 2007 and December 31, 2007:

	June 30,		December 31
	2008	2007	2007
Assets:
Earning assets:
Loans	68.7%	65.9%	66.3%
Securities held-to-maturity	1.0	.4	.9
Securities available-for-sale	21.4	23.8	24.1
Federal funds sold and securities purchased under agreement to resell	2.9	2.4	3.0
Total earning assets	94.0	92.5	94.3
Other assets	6.0	7.5	5.7
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	69.4%	64.8%	67.0%
Federal funds purchased and securities sold under agreement to repurchase	5.8	8.2	7.0
Other short-term borrowings	.5	.2	2.0
Total interest-bearing liabilities	75.7	73.2	76.0
Noninterest-bearing deposits	13.8	16.2	13.0
Other liabilities	.9	.9	1.5
Stockholders' equity	9.6	9.7	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended June 30, 2008 and 2007 were $2,137 and $2,530, respectively, resulting in a return on average assets of 1.00% and 1.20% and a return on average stockholders' equity of 10.13% and 12.55%, respectively.

Earnings for the six-month periods ended June 30, 2008 and 2007 were $4,677 and $4,971, respectively, resulting in a return on average assets of 1.08% and 1.18% and a return on average stockholders' equity of 11.17% and 12.53%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain other income at adequate levels (see Net Income - Other Income) and to control other expenses (see Net Income - Other Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $16,069 or 1.9% to $858,291 at June 30, 2008 from $842,222 at June 30, 2007. The following table sets forth the financial highlights for the three and six-month periods ending at June 30, 2008 and June 30, 2007:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Ended June 30,				Six-Month Period Ended June 30,

	2008	2007	Percent Increase (Decrease)	2008	2007	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 7,273	$ 7,610	(4.4)%	$ 14,900	$ 14,856.3%
Income before income taxes	3,177	3,889	(18.3)	7,012	7,657	(8.4)
Net Income	2,137	2,530	(15.5)	4,677	4,971	(5.9)
Per Share	2.56	2.93	(12.6)	5.56	5.76	(3.5)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	858,291	842,222	1.9%	858,291	842,222	1.9%
Total deposits	713,722	681,857	4.7	713,722	681,857	4.7
Loans	589,410	555,184	6.2	589,410	555,184	6.2
Investment securities and securities available for sale	190,651	203,718	(6.4)	190,651	203,718	(6.4)
Stockholders' equity	82,439	81,311	1.4	82,439	81,311	1.4
Book value per share	98.90	94.24	4.9	98.90	94.24	4.9
Ratios (1):
Annualized return on average total assets (2)	1.00%	1.20%	(16.7)%	1.08%	1.18%	(8.5)%
Annualized return on average stockholders' equity (2)	10.13%	12.55%	(19.3)%	11.17%	12.53%	(10.9)%

         (1)       Adjusted for the effect of the 10% Stock Dividend paid in September 2007.

         (2)       For the three-month period ended June 30, 2008, average total assets amounted to $851,199 with average stockholders equity totaling $84,419 for the same period.

                    For the six-month period ended June 30, 2008, average total assets amounted to $865,249 with average stockholders'
                    equity totaling $83,721 for the same period.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2008 and 2007.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment on which the interest rate can be re-priced either up or down within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability on which the interest rate can be re-priced either up or down within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank has maintained net interest margins for the three-month and six-month periods ended June 30, 2008, of 3.91% and 3.92%, respectively, and 3.95% and 3.97%, respectively, for the same periods in 2007, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide as we experienced a flat to slightly inverted treasury yield curve during 2007.  Interest rate reductions by the Federal Reserve during the second half of 2007, improved this situation.  However, dramatic decreases in market interest rates during the first quarter of 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically upward-sloping yield curve should enhance the Bank's net interest margin in future periods.  Still, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended June 30, 2008 was $7,909, an increase of 2.5% from the $7,714 attained for the three-month period ended June 30, 2007.  During the same period, total fully-tax-equivalent interest income decreased by 5.9% to $12,569 from $13,359 and total interest expense decreased by 17.4% to $4,660 from $5,645.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased .04% to 3.91% for the three-month period ended June 30, 2008 from 3.95% for the three-month period ended June 30, 2007.

Fully-tax-equivalent net interest income showed a 3.8% increase at $16,036 for the six-month period ended June 30, 2008 as compared to $15,442 for the six-month period ended June 30, 2007.  During the same period, total fully-tax-equivalent interest income decreased by .75% to $26,390 from $26,590, and total interest expense decreased by 7.1% to $10,354 from $11,148.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .05% to 3.92.% for the six-month period ended June 30, 2008 from 3.97% for the six-month period ended June 30, 2007.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2008 and 2007, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2008 and 2007.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 6/30/08			Three Months Ended 6/30/07
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$589,333	$ 10,152	6.89%	$561,352	$ 10,905	7.77%
Securities:
Taxable	171,025	1,900	4.44	168,588	1,731	4.11
Tax-exempt	27,563	415	(2) 6.02	20,549	317	(2) 6.17
Federal funds sold and securities purchased
under agreement to resell	20,347	102	2.00	31,248	406	5.20
Total earning assets	808,268	12,569	6.22	781,737	13,359	6.84
Other assets	42,931			61,869
Total assets	$851,199			$843,606

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$570,623	4,365	3.06	$547,249	4,986	3.64
Federal funds purchased and securities
sold under agreement to repurchase	49,422	277	2.24	62,307	636	4.08
Other short-term borrowings	2,737	18	2.63	1,712	23	5.37
Total interest-bearing liabilities	$622,782	$ 4,660	2.99	$611,268	$ 5,645	3.69
Noninterest-bearing deposits	115,614			137,782
Other liabilities	28,384			13,908
Stockholders' equity	84,419			80,648
Total liabilities and stockholders' equity	$851,199			$843,606
Net interest income as a percent of total
earning assets	$808,268	$ 7,909	3.91	$781,737	$ 7,714	3.95

Ratios:
Annualized return on average total assets			1.00			1.20
Annualized return on average stockholders' equity			10.13			12.55
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.92			9.56
Average total deposits			12.30			11.77
Average loans			14.32			14.37
Average earning assets as a percent of
average total assets			94.96			92.66

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $168 and $110 are included in the above interest income for June 30, 2008 and 2007, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $718 and $606 for June 30, 2008 and 2007, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $141 and $108 for June 30, 2008 and 2007, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Six Months Ended 6/30/08			Six Months Ended 6/30/07
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$584,778	$ 20,739	7.09%	$564,694	$ 21,892	7.75%
Securities:
Taxable	175,271	4,400	5.02	164,006	3,293	4.02
Tax-exempt	27,600	829	(2) 6.01	21,295	662	(2) 6.22
Federal funds sold and securities purchased
under agreement to resell	30,032	422	2.81	28,214	743	5.27
Total earning assets	817,681	26,390	6.45	778,209	26,590	6.83
Other assets	47,568			61,463
Total assets	$865,249			$839,672

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$570,655	9,468	3.32	$544,055	9,785	3.60
Federal funds purchased and securities sold
under agreement to repurchase	55,769	756	2.71	65,841	1,327	4.03
Other short-term borrowings	4,950	130	5.25	1,461	36	4.93
Total interest-bearing liabilities	$631,374	$ 10,354	3.28	$611,357	$ 11,148	3.65
Noninterest-bearing deposits	117,308			135,971
Other liabilities	32,846			13,003
Stockholders' equity	83,721			79,341
Total liabilities and stockholders' equity	$865,249			$839,672
Net interest income as a percent of total
earning assets	$817,681	$ 16,036	3.92	$778,209	$ 15,442	3.97

Ratios:
Annualized return on average total assets			1.08			1.18
Annualized return on average stockholders' equity			11.17			12.53
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.68			9.45
Average total deposits			12.17			11.67
Average loans			14.32			14.05
Average earning assets as a percent of
average total assets			94.50			92.68

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $331 and $189 are included in the above interest income for June 30, 2008 and 2007, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $718 and $606 for June 30, 2008 and 2007, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $282 and $225 for June 30, 2008 and 2007, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2008 and 2007
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008(3)	2007(3)	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$589,333	$561,352	6.89%	7.77%	$10,152	$10,905	$ (753)	$(1,235)	$ 482
Investment securities:
Taxable	171,025	168,588	4.44%	4.11%	1,900	1,731	169	142	27
Tax-exempt (2)	27,563	20,549	6.02%	6.17%	415	317	98	(8)	106
Federal funds sold and Securities
purchased under agreement to resell	20,347	31,248	2.00%	5.20%	102	406	(304)	(249)	(55)

Total Earning Assets	$808,268	$781,737	6.22%	6.84%	$12,569	$13,359	$ (790)	$(1,350)	$ 560

Interest-bearing Liabilities:

Interest-bearing deposits	$570,623	$547,249	3.06%	3.64%	$ 4,365	$ 4,986	$ (621)	$ (800)	$ 179
Federal funds purchased and securities
sold under agreement to repurchase	49,422	62,307	2.24%	4.08%	277	636	(359)	(287)	(72)
Other short-term borrowings	2,737	1,712	2.63%	5.37%	18	23	(5)	(12)	7

Total Interest-bearing Liabilities	622,782	611,268	2.99%	3.69%	4,660	5,645	(985)	(1,099)	114
Interest-free Funds Supporting
Earning Assets	185,486	170,469

Total Funds Supporting Earning Assets	$808,268	$781,737	2.31%	2.89%	$ 4,660	$ 5,645	$ (985)	$(1,099)	$ 114

Interest Rate Spread			3.23%	3.15%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.68%	.80%
Net Yield on Earning Assets			3.91%	3.95%	$ 7,909	$ 7,714

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2008 and 2007 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008(3)	2007(3)	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$584,778	$564,694	7.09%	7.75%	$20,739	$21,892	$(1,153)	$(1,865)	$ 712
Investment securities:
Taxable	175,271	164,006	5.02%	4.02%	4,400	3,293	1,107	824	283
Tax-exempt (2)	27,600	21,295	6.01%	6.22%	829	662	167	(22)	189
Federal funds sold and Securities
purchased under agreement to resell	30,032	28,214	2.81%	5.27%	422	743	(321)	(347)	26

Total Earning Assets	$817,681	$778,209	6.45%	6.83%	$26,390	$26,590	$ (200)	$(1,410)	$ 1,210

Interest-bearing Liabilities:

Interest-bearing deposits	$570,655	$544,055	3.32%	3.60%	$ 9,468	$ 9,785	$ (317)	$ (758)	$ 441
Federal funds purchased and securities
sold under agreement to repurchase	55,769	65,841	2.71%	4.03%	756	1,327	(571)	(434)	(137)
Other short-term borrowings	4,950	1,461	5.25%	4.93%	130	36	94	2	92

Total Interest-bearing Liabilities	631,374	611,357	3.28%	3.65%	10,354	11,148	(794)	(1,190)	396
Interest-free Funds Supporting
Earning Assets	186,307	166,852

Total Funds Supporting Earning Assets	$817,681	$778,209	2.53%	2.87%	$10,354	$11,148	$ (794)	$(1,190)	$ 396

Interest Rate Spread			3.17%	3.18%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.75%	.79%
Net Yield on Earning Assets			3.92%	3.97%	$16,036	$15,442

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

The provision for loan losses was $495 for the three-month period ended June 30, 2008 and $(4) for the three-month period ended June 30, 2007.  Net loan charge-offs/(recoveries) totaled $398 for the three-month period ended June 30, 2008 and $50 for the same period in 2007.  The negative provision for the three-month period ended June 30, 2007 was due to the decline in loans during that period.

The provision for loan losses was $854 for the six-month period ended June 30, 2008 and $361 for the six-month period ended June 30, 2007.  Net loan charge-offs/(recoveries) totaled $625 for the six-month period ended June 30, 2008 and $473 for the same period in 2007. The increased provision during the six-month period ended June 30, 2008 reflects moderate growth in the loan portfolio and a higher level of net charge-offs during the period.  The allowance for loan losses as a percentage of net loans was 1.16% at June 30, 2008 and was 1.16% at June 30, 2007.

Securities Transactions - At June 30, 2008, December 31, 2007, and June 30, 2007 total market value appreciation/(depreciation) in the investment portfolio totaled $(541), $1,728, and $(2,160), respectively.  As indicated, market values increased from June 30, 2007 to December 31, 2007 due to a decline in market rates commencing in the third quarter of 2007.  Market interest rates further declined during the first quarter of 2008 but leveled by the end of the second quarter.  However, new issue bond coupon rates rose during the second quarter of 2008 resulting in depreciation of the Company's investment portfolio, a significant portion of which was purchased during the first quarter of 2008 after a substantial number of investment calls due to the dramatic decline in market interest rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and six-month periods ended June 30, 2008 and June 30, 2007 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Other Income - Other income, net of any gains/losses on security transactions, decreased by 3.4% to $1,728 for the three-month period ended June 30, 2008 from $1,789 for the three-month period ended June 30, 2007.   Other income, net of any gains/losses on security transactions, increased by 4.9% to $3,573 for the six-month period ended June 30, 2008 from $3,407 for the six-month period ended June 30, 2007.  The decrease in other income for the three-month period ended June 30, 2008, was primarily due to lower other operating income, which was down 17.6%.  The increase in other income for the six-month period ended June 30, 2008, was primarily due to higher service charge income on deposit accounts, which was up 6.8%.

Other Expenses - Other expenses increased by 5.7% to $5,824 for the three-month period ended June 30, 2008 from $5,510 for the three-month period ended June 30, 2007.  The major components of other expenses are salaries and employee benefits, which increased 5.4% to $3,690 from $3,500; occupancy expense which decreased 12.4% to $695 from $793; and other operating expenses which increased by 18.2% to $1,439 from $1,217.  The increase in salaries and employee benefits for the three-month period ended June 30, 2008 is attributable to increased salaries and employee benefits expense in the form of increased salaries and associated taxes, medical and life insurance expense, and education expense.  Occupancy expense generally continues to grow due to the addition of new banking facilities and staff.  However, occupancy expense declined for the second quarter of 2008 due to minor reductions in repairs and upkeep expenses, property insurance, and maintenance contracts.  Occupancy expense also declined due to a reclassification of a portion of utilities expense, telecommunications, to other expense which increased during the period for the same reason.

Other expenses increased by 8.1% to $11,461 for the six-month period ended June 30, 2008 from $10,606 for the six-month period ended June 30, 2007.  The major components of other expenses are salaries and employee benefits which increased 11.3% to $7,411 from $6,661.  A portion of the implied increase in salaries expense is attributable to the implementation of amended FAS 91 accounting procedures in the first quarter of 2007 which effectively lowered salaries expense for that period due to increased deferred loan costs.  Occupancy expense decreased 4.9% to $1,534 for the six-month period ended June 30, 2008 from $1,613 for the same period in 2007.  Other operating expenses increased 7.9% to $2,516 from $2,332 for the same periods, respectively.

NET INCOME (continued)

Income Taxes - Provisions for income taxes decreased 23.5% to $1,040 for the three-month period ended June 30, 2008 from $1,359 for the three-month period ended June 30, 2007.  Income before income taxes less interest on tax-exempt investment securities decreased 21.1% to $2,903 for the three-month period ended June 30, 2008 from $3,680 for the same period in 2007.

Provisions for income taxes decreased 13.1% to $2,335 for the six-month period ended June 30, 2008 from $2,686 for the six-month period ended June 30, 2007.  Income before income taxes less interest on tax-exempt investment securities decreased by 10.5% to $6,465 for the six-month period ended June 30, 2008 from $7,220 for the same period in 2007.

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

CAPITAL RESOURCES

Total stockholders' equity was $82,439 and $82,112 at June 30, 2008 and December 31, 2007, representing 9.61% and 9.49% of total assets, respectively.  At June 30, 2008, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2007 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2008	7,103	$162.50	-	-
May 1 - May 31, 2008	0	0	-	-
June 1 - June 30, 2008	15	162.50	-	-
Total	7,118	$162.50	-	-

(1) During the period covered by this report, the Company purchased 7,118 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 13, 2008, the Company held its annual meeting of shareholders.  At the meeting, two matters were voted on with results as follows:

1.  Election of three directors to each serve three-year terms:

	SHARES VOTED
		AUTHORITY	BROKER
	FOR	WITHHELD	NON-VOTES

Three-year terms
Harold G. Cushman, Jr.	606,992	2,764	0
William O. Marsh	606,221	3,535	0
John C. Thompson	608,136	1,620	0

The following directors continue to serve until the annual meetings in the years indicated and were not voted on at the 2008 annual meeting:  William R. Benson - 2009; Edward T. Kelaher - 2009; George F. Sasser - 2009; Lynn Gatlin Stevens - 2009; James W. Barnette, Jr. - 2010; Harold G. Cushman, III - 2010; W. Jennings Duncan - 2010.

2.  Ratification of Elliott Davis, LLC as the Company's independent registered public accounting firm for the year ending
    December 31, 2008.

Harold G. Cushman, Jr.	FOR	AGAINST	ABSTAIN
	606,696	0	3,060

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer and Chief Financial Officer

Date:  August 8, 2008

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