Form 10-Q
period 2008-09-30
CNB CORP /SC/
filed 2008-11-07
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 830,449 shares of common stock, par value $10 per share, November 1, 2008.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2008, December 31, 2007, and September 30, 2007	2

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	29
SIGNATURE	29

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

●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about safety of their deposits;
●	ability to weather the current economic downturn;
●	loss of consumer or investor confidence;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	September 30,	December 31,	September 30,
	2008	2007	2007
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 18,110	$ 20,941	$ 18,255
Investment securities held to maturity	8,297	7,711	2,817
(Fair values of $8,362 at September 30, 2008, $7,731 at December 31, 2007, and $2,864 at September 30, 2007)
Investment securities available for sale	188,374	206,133	204,150
(Amortized cost of $186,666 at September 30, 2008, $204,425 at December 31, 2007, and
$204,023 at September 30, 2007
Federal funds sold and securities purchased
under agreement to resell	20,000	26,000	30,500
Other investments	2,124	2,297	1,623
Loans:
Total loans	588,371	573,751	562,831
Less allowance for possible loan losses	(6,792)	(6,507)	(6,389)
Net loans	581,579	567,244	556,442
Bank premises and equipment	23,003	22,928	22,544
Other assets	12,003	12,384	12,735
Total assets	$853,490	$865,638	$849,066

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$111,473	$112,450	$125,115
Interest-bearing	574,543	579,839	552,685
Total deposits	686,016	692,289	677,800
Federal funds purchased and securities sold under
agreement to repurchase	60,812	60,936	72,792
United States Treasury demand notes	2,674	2,377	5,817
Federal Home Loan Bank advances	10,000	15,000	0
Short term note payable	1,119	0	0
Other liabilities	6,899	12,924	7,967
Total liabilities	767,520	783,526	764,376

Stockholders' equity:
Common stock, par value $10 per share:	8,684	8,684	8,684
Authorized 1,500,000 in 2008 and 2007; issued
868,422 at September 30, 2008, December 31, 2007, and September 30, 2007.
Capital in excess of par value of stock	55,951	55,939	55,939
Retained earnings	26,110	19,047	21,320
Accumulated other comprehensive income	1,025	1,025	76
Less: Treasury stock	(5,800)	(2,583)	(1,329)
Total stockholders' equity	85,970	82,112	84,690
Total liabilities and stockholders' equity	$853,490	$865,638	$849,066

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$9,914	$10,980	$30,653	$32,872
Interest on investment securities:
Taxable investment securities	1,758	2,022	6,158	5,315
Tax-exempt investment securities	268	224	815	661
Interest on federal funds sold and securities purchased under agreement to resell	110	445	532	1,188
Total interest income	12,050	13,671	38,158	40,036

Interest Expense:
Interest on deposits	3,686	5,005	13,154	14,790
Interest on federal funds purchased and securities
sold under agreement to repurchase	321	749	1,077	2,076
Interest on other short-term borrowings	43	13	173	49
Total interest expense	4,050	5,767	14,404	16,915

Net interest income	8,000	7,904	23,754	23,121
Provision for loan losses	500	220	1,354	581
Net interest income after provision for loan losses	7,500	7,684	22,400	22,540

Noninterest income:
Service charges on deposit accounts	952	901	2,863	2,690
Gains on sale of securities available-for-sale	0	0	0	9
Other operating income	1,095	852	2,757	2,461
Total noninterest income	2,047	1,753	5,620	5,160

Noninterest expenses:
Salaries and employee benefits	3,741	3,751	11,152	10,412
Occupancy expense	820	793	2,354	2,406
Other operating expenses	1,356	1,159	3,872	3,491
Total noninterest expenses	5,917	5,703	17,378	16,309

Income before income taxes	3,630	3,734	10,642	11,391
Income tax provision	1,245	1,188	3,580	3,874
Net income	2,385	2,546	7,062	7,517

Per Share Data

Net income per weighted average shares outstanding	$ 2.86	$ 2.96	$ 8.42	$ 8.72

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$103.28	$ 98.52	$103.28	$ 98.52

Weighted average number of shares outstanding	832,897	860,914	838,345	862,510

Actual number of shares outstanding	832,370	859,617	832,370	859,617

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Net Income	$ 2,385	$ 2,546	$ 7,062	$ 7,517

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains during period	1,337	1,379	0	1,196

Net Comprehensive Income	$ 3,722	$ 3,925	$ 7,062	$ 8,713

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2008	2007
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 8,684	$ 8,684
Issuance of Common Stock	None	None
Stock dividend	None	None
Balance at end of period	8,684	8,684

Surplus:
Balance, January 1	55,939	43,555
Issuance of Common Stock	None	None
Stock dividend	None	12,368
Gain on sale of Treasury stock	12	16
Balance at end of period	55,951	55,939

Undivided profits:
Balance, January 1	19,047	27,017
Net Income	7,062	7,517
Stock dividend	None	(13,214)
Cash dividends declared	None	None
Balance at end of period	26,110	21,320

Net unrealized holding gains/(losses) on
available-for-sale securities:
Balance, January 1	1,025	(1,120)
Change in net unrealized gains/losses	0	1,196
Balance at end of period	1,025	76

Treasury stock:
Balance, January 1	(2,583)	(687)
(16,316 shares in 2008; 4,495 shares in 2007)
Purchase of treasury stock	(3,217)	(682)
Issuance of stock	None	40
Balance at end of period	(5,800)	(1,329)
(36,052 shares in 2008; 8,805 shares in 2007)

Total stockholders' equity	$85,970	$84,690

Note: Columns may not add due to rounding.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$ 7,062	$ 7,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,064	965
Provision for loan losses	1,354	581
Provision for deferred income taxes	434	1,030
Discount accretion and premium amortization on investment securities	(715)	52
Gain on sale of investment securities	-	(9)
Gain on sale of foreclosed assets	(17)	-
(Increase)/decrease in accrued interest receivable	775	(705)
Increase in other assets	(657)	(171)
Decrease in other liabilities	(1,550)	(122)

Net cash provided by operating activities	7,750	9,138

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	-	2,325
Proceeds from maturities/calls of investment securities held to maturity	250	1,498
Proceeds from maturities/calls of investment securities available for sale	110,351	53,479
Purchase of investment securities available for sale	(91,866)	(84,379)
Purchase of investment securities held to maturity	(847)	-
Proceeds from sale of foreclosed assets	119	-
Net (increase)/decrease in federal funds sold	6,000	(4,500)
Net (increase)/decrease in loans	(15,961)	4,868
Net proceeds from sales and purchases of equity securities	173	78
Premises and equipment expenditures	(1,139)	(521)

Net cash provided/(used) for investing activities	7,080	(27,152)

FINANCING ACTIVITIES
Dividends paid	(4,475)	(4,123)
Net increase/(decrease) in deposits	(6,273)	2,748
Net increase/(decrease) in securities sold under repurchase agreement	(124)	462
Net increase/(decrease) in other short-term borrowings	(3,584)	2,952
Treasury stock transactions, net	(3,205)	(642)

Net cash provided/(used) by financing activities	(17,661)	1,397

Net decrease in cash and due from banks	(2,831)	(16,617)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	20,941	34,872

CASH AND DUE FROM BANKS, SEPTEMBER 30, 2008 AND 2007	$18,110	$18,255

CASH PAID FOR:
Interest	$16,682	$16,483
Income taxes	$ 3,512	$ 3,860

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 838,345 shares for the nine-month period ended September 30, 2008 and 862,510 shares for the nine-month period ended September 30, 2007.

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

Recently Issued Accounting Pronouncements - Continued

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

FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

Recently Issued Accounting Pronouncements - Continued

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting.  The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2008 and for the year ended December 31, 2007 were approximately $2,795 and $10,486, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $181,971 at September 30, 2008 and $182,651 at December 31, 2007 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at September 30, 2008 and at December 31, 2007.

	September 30, 2008
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	15,725	63	-	15,788	3.88%
One to five years	136,645	1,172	74	137,743	4.02
Six to ten years	12,575	325	-	12,900	5.11
	164,945	1,560	74	166,431	4.09
Mortgage Backed Securities
Six to ten years	525	12	11	526	4.97%
Over ten years	2,258	7	41	2,224	4.64
	2,783	19	52	2,750	4.70
State, county and municipal
Within one year	1,580	19	-	1,599	7.11%
One to five years	4,245	157	-	4,402	7.02
Six to ten years	11,004	99	38	11,065	5.56
Over ten years	1,385	18	-	1,403	5.88
	18,214	293	38	18,469	6.06

Other Investments
CRA Qualified Investment Fund	713	-	-	713	-
Mastercard International Stock	11	-	-	11	-
	724	-	-	724	-

Total available for sale	$186,666	$ 1,872	$ 164	$188,374	4.29%

HELD TO MATURITY

State, county and municipal
Within one year	$ 535	$ 5	$ -	$ 540	6.41%
One to five years	1,744	25	-	1,769	5.68
Six to ten years	4,369	49	2	4,416	5.49
Over ten years	1,649	2	14	1,637	5.46

Total held to maturity	$ 8,297	$ 81	$ 16	$ 8,362	5.58%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of September 30, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,025 as of September 30, 2008.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2008 and December 31, 2007 by major classification:

	September 30,	December 31,
	2008	2007

Real estate loans - mortgage	$ 349,596	$ 350,138
- construction	99,957	83,398
Agricultural loans	3,286	3,264
Commercial and industrial loans	87,821	88,106
Loans to individuals for household,
family and other consumer expenditures	47,073	47,731
All other loans, including overdrafts	426	794
Unamortized deferred loan costs	212	320
Gross loans	$ 588,371	$ 573,751
Less allowance for loan losses	(6,792)	(6,507)
Net loans	$ 581,579	$ 567,244

       Changes in the allowance for loan losses for the quarters ended September 30, 2008 and 2007, and the year ended December 31, 2007 are summarized as follows:

	Quarter Ended		Nine-Months Ended Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007

Balance, beginning of period	$ 6,736	$ 6,364	$ 6,507	$ 6,476	$ 6,476
Charge-offs:
Commercial, financial, and agricultural	225	104	625	514	732
Real Estate - construction and mortgage	137	0	240	52	127
Loans to individuals	215	175	533	347	587
Total charge-offs	$ 577	$ 279	$ 1,398	$ 913	$ 1,446
Recoveries:
Commercial, financial, and agricultural	$ 85	$ 22	$ 161	$ 81	$ 96
Real Estate - construction and mortgage	1	20	4	21	25
Loans to individuals	47	42	164	143	211
Total recoveries	$ 133	$ 84	$ 329	$ 245	$ 332
Net charge-offs/(recoveries)	$ 444	$ 195	$ 1,069	$ 668	$ 1,114
Additions charged to operations	$ 500	$ 220	$ 1,354	$ 581	$ 1,145
Balance, end of period	$ 6,792	$6,389	$ 6,792	$6,389	$ 6,507

Ratio of net charge-offs during the period	.08%	.03%	.18%	.12%	.20%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At September 30, 2008, September 30, 2007, and December 31, 2007 loans on which no interest was being accrued totaled $3,230, $827, and $861, respectively.  Of the loans on which no interest was being accrued at September 30, 2008, September 30, 2007, and December 31, 2007, the Company had classified $2,591, $462, and $523 as impaired for the same periods, respectively.  The Company had $239 of foreclosed real estate at September 30, 2008, $47 of foreclosed real estate at September 30, 2007, and $64 of foreclosed real estate at December 31, 2007.  Loans 90 days past due and still accruing interest totaled $248, $267, and $147 at September 30, 2008, September 30, 2007, and December 31, 2007, respectively.

At September 30, 2008, September 30, 2007, and December 31, 2007 classified assets, the majority consisting of classified loans, were $18,885, $17,449, and $15,180, respectively.  At September 30, 2008,  September 30, 2007, and December 31, 2007 classified assets represented 20.47%, 19.79%, and 17.63% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30,	December 31,
	2008	2007

Land and buildings	$ 25,191	$ 25,192
Furniture, fixtures and equipment	8,136	7,768
Construction in progress	1,442	669
	$ 34,769	$ 33,629

Less accumulated depreciation and amortization	11,766	10,701
	$ 23,003	$ 22,928

     Depreciation and amortization of bank premises and equipment charged to operating expense was $1,064 for the nine-month period ended September 30, 2008, and $1,285 for the year ended December 31, 2007.  The construction in progress is primarily related to renovations to the Company's Main Office in Conway, South Carolina;  the construction of a branch office located in Little River, South Carolina; the renovation of the Company's Red Hill branch office located in Conway, South Carolina; land improvements and installation of an automated teller machine (ATM) at the Company's Carolina Forest site located in Myrtle Beach, South Carolina; and renovations to the Company's Myrtle Beach branch office located in Myrtle Beach, South Carolina.  There are no remaining costs to be incurred associated with the Main Office renovation, the Little River branch office construction, or the Red Hill branch office renovation.  Remaining construction and equipment costs associated with the Carolina Forest ATM and the Myrtle Beach branch office renovation are estimated at approximately $212 and $17, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At September 30, 2008 and December 31, 2007, certificates of deposit of $100,000 or more included in time deposits totaled approximately $201,255 and $201,855, respectively.  Interest expense on these deposits was approximately $6,475 for the nine-month period ended September 30, 2008 and $8,944 for the year ended December 31, 2007.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2008 and December 31, 2007, securities sold under repurchase agreements totaled $60,812 and $60,936, respectively.  Securities with a book value of $70,465 ($71,296 fair value) and $74,717 ($76,064 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 2.15 percent and 4.20 percent at September 30, 2008 and December 31, 2007, respectively.

NOTE 8 - LINES OF CREDIT

     At September 30, 2008, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $38,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $4,003 at September 30, 2008.  The amount outstanding under the note totaled $2,674 and $2,377 at September 30, 2008 and December 31, 2007, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $88,332 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $10,000 in borrowings under the agreement at September 30, 2008 and $15,000 at December 31, 2007.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended September 30, 2008 and September 30, 2007 on pretax income of $3,630 and $3,734 totaled $1,245 and $1,188, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2008.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2008
Loan Commitments	$ 57,754
Standby letters of credits	2,274

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2008 and the year ended December 31, 2007, $199, $482, and $712, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of September 30, 2008:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$91,736	15.32%	$47,890	8.0%

Tier 1 Capital (to risk weighted assets)	84,944	14.19	23,945	4.0

Tier 1 Capital (to average assets)	84,944	9.78	34,732	4.0

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,252	15.41%	$47,887	8.0%	$59,859	10.0%

Tier 1 Capital (to risk weighted assets)	85,460	14.28	23,944	4.0	35,915	6.0

Tier 1 Capital (to average assets)	85,460	9.84	34,730	4.0	43,413	5.0

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

The Company's available-for-sale investment securities ($188,374 at September 30, 2008) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  Also, the Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $2,591.  The Company's available-for-sale investment securities and impaired loans are the only assets whose fair values the Company measures using level 2 inputs.  The Company has no liabilities whose fair values are measured using level 2 inputs.

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

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	September 30,
ASSETS	2008	2007
Cash	$ 577	$ 1,776
Investment in subsidiary	86,486	81,769
Fixed Assets	0	1,109
Other assets	37	36
	$ 87,100	$ 84,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term note payable	$ 1,119	$ 0
Other liabilities	11	0
Stockholders' equity	85,970	84,690
	$ 87,100	$ 84,690

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the nine-month period ended September 30,
	2008	2007
Equity in net income of subsidiary	$ 6,881	$ 7,602
Other income	283	1
Other expenses	(102)	(86)
NET INCOME	$ 7,062	$ 7,517

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2008 and for the three and nine-month periods ending September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 4.5% from $562,831 at September 30, 2007 to $588,371 at September 30, 2008, and increased 2.5%, from $573,751 at December 31, 2007 to $588,371 at September 30, 2008.  Loans increased as a percentage of total assets from 66.3% to 68.9% from September 30, 2007 to September 30, 2008 and increased from 66.3% to 68.9% from December 31, 2007 to September 30, 2008.  Loan demand in our market area slowed to a moderate pace during 2007.  This trend has continued throughout the first three quarters of 2008 and is expected to continue through the remainder of 2008.  Securities and federal funds sold decreased as a percentage of total assets from 28.1% at September 30, 2007 to 25.6% at September 30, 2008, and decreased from 28.0% of total assets at December 31, 2007 to 25.6% at September 30, 2008, a reflection of continued moderate loan demand coupled with a lower level of percentage growth in deposits.  The level of investments and federal funds sold provides for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 14.7% at September 30, 2007 to 13.1% at September 30, 2008, and increased slightly from 13.0.% at December 31, 2007 to 13.1% at September 30, 2008.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits increased from 65.1% of total assets at September 30, 2007 to 67.3% at September 30, 2008, and increased from 67.0% at December 31, 2007 to 67.3% at September 30, 2008.  Securities sold under agreement to repurchase decreased from 8.6% at September 30, 2007 to 7.1% at September 30, 2008, and increased slightly from 7.0% of total assets at December 31, 2007 to 7.1% at September 30, 2008.  Other short-term borrowings decreased from 2.0% of total assets at December 31, 2007 to 1.6% at September 30, 2008.  Other short-term borrowings increased from .7% at September 30, 2007 to 1.6% at September 30, 2008.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2008 and September 30, 2007 and December 31, 2007:

	September 30,		December 31,
	2008	2007	2007
Assets:
Earning assets:
Loans	68.9%	66.3%	66.3%
Securities held to maturity	1.0	.3	.9
Securities available for sale	22.3	24.2	24.1
Federal funds sold and securities purchased under agreement to resell	2.3	3.6	3.0
Total earning assets	94.5	94.4	94.3
Other assets	5.5	5.6	5.7
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.3%	65.1%	67.0%
Federal funds purchased and securities sold under agreement to repurchase	7.1	8.6	7.0
Other short-term borrowings	1.6	.7	2.0
Total interest-bearing liabilities	76.0	74.4	76.0
Noninterest-bearing deposits	13.1	14.7	13.0
Other liabilities	.8	.9	1.5
Stockholders' equity	10.1	10.0	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended September 30, 2008 and 2007 were $2,385 and $2,546, respectively, resulting in a return on average assets of 1.11% and 1.19% and a return on average stockholders' equity of 11.42% and 12.34%, respectively.

Earnings for the nine-month periods ended September 30, 2008 and 2007 were $7,062 and $7,517, respectively, resulting in a return on average assets of 1.09% and 1.19% and a return on average stockholders' equity of 11.29% and 12.47%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain noninterest income at adequate levels (see Net Income - Noninterest Income) and to control noninterest expenses (see Net Income - Noninterest Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $4,424 or .5% to $853,490 at September 30, 2008 from $849,066 at September 30, 2007. The following table sets forth the financial highlights for the three and nine-month periods ending at September 30, 2008 and September 30, 2007:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,

	2008	2007	Percent Increase (Decrease)	2008	2007	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 7,500	$ 7,684	(2.4)%	$ 22,400	$ 22,540	(.6)%
Income before income taxes	3,630	3,734	(2.8)	10,642	11,391	(6.6)
Net Income	2,385	2,546	(6.3)	7,062	7,517	(6.1)
Per Share	2.86	2.96	(3.4)	8.42	8.72	(3.4)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	853,490	849,066.5%		853,490	849,066.5%
Total deposits	686,016	677,800	1.2	686,016	677,800	1.2
Loans	588,371	562,831	4.5	588,371	562,831	4.5
Investment securities and securities available for sale	196,671	206,967	(5.0)	196,671	206,967	(5.0)
Stockholders' equity	85,970	84,690	1.5	85,970	84,690	1.5
Book value per share	103.28	98.52	4.8	103.28	98.52	4.8
Ratios:
Annualized return on average total assets(1)	1.11%	1.19%	(6.7)%	1.09%	1.19%	(8.4)%
Annualized return on average stockholders' equity(1)	11.42%	12.34%	(7.5)%	11.29%	12.47%	(9.5)%

(1)       For the three-month period ended September 30, 2008, average total assets amounted to $855,838 with average stockholders equity totaling $83,508 for the same period.

           For the nine-month period ended September 30, 2008, average total assets amounted to $861,822 with average stockholders'
           equity totaling $83,376 for the same period.

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

The Bank has maintained net interest margins for the three-month and nine-month periods ended September 30, 2008, of 4.03% and 3.96%, respectively, and 4.00% and 3.98%, respectively, for the same periods in 2007, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide as we experienced a flat to slightly inverted treasury yield curve during 2007.  Interest rate reductions by the Federal Reserve during the second half of 2007, improved this situation.  However, dramatic decreases in market interest rates during the first quarter of 2008 and an additional decrease in the second quarter of 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve should enhance the Bank's net interest margin in future periods.  Still, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended September 30, 2008 was $8,138, an increase of 1.5% from the $8,019 attained for the three-month period ended September 30, 2007.  During the same period, total fully-tax-equivalent interest income decreased by 11.6% to $12,188 from $13,786 and total interest expense decreased by 29.8% to $4,050 from $5,767.  Fully-tax-equivalent net interest income as a percentage of average total earning assets increased .03% to 4.03% for the three-month period ended September 30, 2008 from 4.00% for the three-month period ended September 30, 2007.

Fully-tax-equivalent net interest income showed a 3.0% increase at $24,174 for the nine-month period ended September 30, 2008 as compared to $23,462 for the nine-month period ended September 30, 2007.  During the same period, total fully-tax-equivalent interest income decreased by 4.5% to $38,578 from $40,377, and total interest expense decreased by 14.8% to $14,404 from $16,915.  Fully-tax-equivalent net interest income as a percentage of total earning assets decreased .02% to 3.96.% for the nine-month period ended September 30, 2008 from 3.98% for the nine-month period ended September 30, 2007.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2008 and 2007, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and nine-month periods ended September 30, 2008 and 2007.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 9/30/08			Three Months Ended 9/30/07
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$588,912	$ 9,914	6.73%	$558,715	$ 10,980	7.86%
Securities:
Taxable	169,964	1,758	4.14	186,552	2,022	4.34
Tax-exempt	26,970	406	(2) 6.02	21,679	339	(2) 6.25
Federal funds sold and securities purchased under
agreement to resell	22,549	110	1.95	35,591	445	5.00
Total earning assets	808,395	12,188	6.03	802,537	13,786	6.87
Other assets	47,443			52,453
Total assets	$855,838			$854,990

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$581,509	3,686	2.54	$549,020	5,005	3.65
Federal funds purchased and securities sold under
agreement to repurchase	59,469	321	2.16	72,074	749	4.16
Other short-term borrowings	6,006	43	2.86	2,019	13	2.58
Total interest-bearing liabilities	$646,984	$ 4,050	2.50	$623,113	$ 5,767	3.70
Noninterest-bearing deposits	117,035			134,186
Other liabilities	8,311			15,155
Stockholders' equity	83,508			82,536
Total liabilities and stockholders' equity	$855,838			$854,990
Net interest income as a percent of total
earning assets	$808,395	$ 8,138	4.03	$802,537	$ 8,019	4.00

Ratios:
Annualized return on average total assets			1.11			1.19
Annualized return on average stockholders' equity			11.42			12.34
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.76			9.65
Average total deposits			11.95			12.08
Average loans			14.18			14.77
Average earning assets as a percent of
average total assets			94.46			93.87

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $141 and $140 are included in the above interest income for September 30, 2008 and 2007, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $3,230 and $827 for September 30, 2008 and 2007, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $138 and $115 for September 30, 2008 and 2007, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Nine Months Ended 9/30/08			Nine Months Ended 9/30/07
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$586,156	$ 30,653	6.97%	$562,701	$ 32,872	7.79%
Securities:
Taxable	173,502	6,158	4.73	171,521	5,315	4.13
Tax-exempt	27,390	1,235	(2) 6.01	21,423	1,002	(2) 6.24
Federal funds sold and securities purchased under
agreement to resell	27,537	532	2.58	30,673	1,188	5.16
Total earning assets	814,585	38,578	6.31	786,318	40,377	6.85
Other assets	47,237			58,460
Total assets	$861,822			$844,778

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$590,773	13,154	2.97	$545,710	14,790	3.61
Federal funds purchased and securities sold under
agreement to repurchase	56,941	1,077	2.52	67,919	2,076	4.08
Other short-term borrowings	5,344	173	4.32	1,647	49	3.97
Total interest-bearing liabilities	$653,058	$ 14,404	2.94	$615,276	$ 16,915	3.67
Noninterest-bearing deposits	116,799			135,376
Other liabilities	8,589			13,720
Stockholders' equity	83,376			80,406
Total liabilities and stockholders' equity	$861,822			$844,778
Net interest income as a percent of total
earning assets	$814,585	$ 24,174	3.96	$786,318	$ 23,462	3.98

Ratios:
Annualized return on average total assets			1.09			1.19
Annualized return on average stockholders' equity			11.29			12.47
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.67			9.52
Average total deposits			11.78			11.81
Average loans			14.22			14.29
Average earning assets as a percent of
average total assets			94.52			93.08

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $472 and $451 are included in the above interest income for September 30, 2008 and 2007, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $3,230 and $827 for September 30, 2008 and 2007, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $420 and $341 for September 30, 2008 and 2007, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2008 and 2007
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008(3)	2007(3)	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$588,912	$558,715	6.73%	7.86%	$9,914	$10,980	$(1,066)	$(1,574)	$ 508
Investment securities:
Taxable	169,964	186,552	4.14%	4.34%	1,758	2,022	(264)	(92)	(172)
Tax-exempt (2)	26,970	21,679	6.02%	6.25%	406	339	67	(13)	80
Federal funds sold and Securities
purchased under agreement to resell	22,549	35,591	1.95%	5.00%	110	445	(335)	(271)	(64)

Total Earning Assets	$808,395	$802,537	6.03%	6.87%	$12,188	$13,786	$(1,598)	$(1,950)	$ 352

Interest-bearing Liabilities:

Interest-bearing deposits	$581,509	$549,020	2.54%	3.65%	$ 3,686	$ 5,005	$(1,319)	$(1,525)	$ 206
Federal funds purchased and securities
sold under agreement to repurchase	59,469	72,074	2.16%	4.16%	321	749	(428)	(360)	(68)
Other short-term borrowings	6,006	2,019	2.86%	2.58%	43	13	30	1	29

Total Interest-bearing Liabilities	646,984	623,113	2.50%	3.70%	4,050	5,767	(1,717)	(1,884)	167
Interest-free Funds Supporting
Earning Assets	161,411	179,424

Total Funds Supporting Earning Assets	$808,395	$802,537	2.00%	2.87%	$ 4,050	$ 5,767	$ (1,717)	$(1,884)	$ 167

Interest Rate Spread			3.53%	3.17%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.50%	.83%
Net Yield on Earning Assets			4.03%	4.00%	$ 8,138	$ 8,019

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2008 and 2007 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008(3)	2007(3)	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$586,156	$562,701	6.97%	7.79%	$30,653	$32,872	$(2,219)	$(3,446)	$ 1,227
Investment securities:
Taxable	173,502	171,521	4.73%	4.13%	6,158	5,315	843	773	70
Tax-exempt (2)	27,390	21,423	6.01%	6.24%	1,235	1,002	233	(36)	269
Federal funds sold and Securities
purchased under agreement to resell	27,537	30,673	2.58%	5.16%	532	1,188	(656)	(595)	(61)

Total Earning Assets	$814,585	$786,318	6.31%	6.85%	$38,578	$40,377	$(1,799)	$(3,304)	$ 1,505

Interest-bearing Liabilities:

Interest-bearing deposits	$590,773	$545,710	2.97%	3.61%	$13,154	$14,790	$(1,636)	$(2,639)	$ 1,003
Federal funds purchased and securities
sold under agreement to repurchase	56,941	67,919	2.52%	4.08%	1,077	2,076	(999)	(791)	(208)
Other short-term borrowings	5,344	1,647	4.32%	3.97%	173	49	124	4	120

Total Interest-bearing Liabilities	653,058	615,276	2.94%	3.67%	14,404	16,915	(2,511)	(3,426)	915
Interest-free Funds Supporting
Earning Assets	161,527	171,042

Total Funds Supporting Earning Assets	$814,585	$786,318	2.35%	2.87%	$14,404	$16,915	$(2,511)	$(3,426)	$ 915

Interest Rate Spread			3.37%	3.18%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.59%	.80%
Net Yield on Earning Assets			3.96%	3.98%	$24,174	$23,462

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

The provision for loan losses was $500 for the three-month period ended September 30, 2008 and $220 for the three-month period ended September 30, 2007.  Net loan charge-offs/(recoveries) totaled $444 for the three-month period ended September 30, 2008 and $195 for the same period in 2007.

The provision for loan losses was $1,354 for the nine-month period ended September 30, 2008 and $581 for the nine-month period ended September 30, 2007.  Net loan charge-offs/(recoveries) totaled $1,069 for the nine-month period ended September 30, 2008 and $668 for the same period in 2007.  The increased provisions during the nine-month period ended September 30, 2008 reflects moderate growth in the loan portfolio and a higher level of net charge-offs during the period. The allowance for loan losses as a percentage of net loans was 1.17% at September 30, 2008 and was 1.15% at September 30, 2007.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at September 30, 2008 and 2007 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2008, some markedly, and remained above levels historically experienced by the Company at September 30, 2008.  Although increased, management considers all such levels well manageable, within guidelines previously established by the Company, and well below current industry averages.  However, management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  Consequently, management anticipates the Company will continue to incur above average provisions for loan losses in the fourth quarter of 2008, through the first half of 2009, and possibly further into the future.

Securities Transactions - At September 30, 2008, December 31, 2007, and September 30, 2007 total market value appreciation in the investment portfolio totaled $1,773, $1,728, and $174, respectively.  As indicated, market values increased from September 30, 2007 to December 31, 2007, and from December 31, 2007 to September 30, 2008, due to a decline in market rates commencing in the third quarter of 2007 and leveling by the end of the second quarter.  However, bond values have fluctuated during 2008 due to variances in the slope of the yield curve as a result of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  The changes in market value appreciation/(depreciation) in the investment portfolio do not directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and nine-month periods ended September 30, 2008 and September 30, 2007 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income, net of any gains/losses on security transactions, increased by 16.8% to $2,047 for the three-month period ended September 30, 2008 from $1,753 for the three-month period ended September 30, 2007.   Noninterest income, net of any gains/losses on security transactions, increased by 8.9% to $5,620 for the nine-month period ended September 30, 2008 from $5,160 for the nine-month period ended September 30, 2007.  The increase in noninterest income for the three-month period ended September 30, 2008, was primarily due to higher other operating income, which was up 28.5%.  The increase in noninterest income for the nine-month period ended September 30, 2008, was due to higher service charge income on deposit accounts, up 6.4% and higher other operating income, which was up 12.0%.

Noninterest Expenses - Noninterest expenses increased by 3.8% to $5,917 for the three-month period ended September 30, 2008 from $5,703 for the three-month period ended September 30, 2007.  The major components of noninterest expenses are salaries and employee benefits, which decreased slightly .3% to $3,741 from $3,751; occupancy expense which increased 3.4% to $820 from $793; and other operating expenses which increased by 17.0% to $1,356 from $1,159.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  The increase in other operating expense is primarily due to a reclassification of expenses, further discussed in the following paragraph.

NET INCOME (continued)

Noninterest expenses increased by 6.6% to $17,378 for the nine-month period ended September 30, 2008 from $16,309 for the nine-month period ended September 30, 2007.  The major components of noninterest expenses are salaries and employee benefits which increased 7.1% to $11,152 from $10,412.  A portion of the increase in salaries expense is attributable to the implementation of amended FAS 91 accounting procedures in the first quarter of 2007, which effectively lowered salaries expense for that period.  Occupancy expense decreased 2.2% to $2,354 for the nine-month period ended September 30, 2008 from $2,406 for the same period in 2007.  Other operating expenses increased 10.9% to $3,872 from $3,491 for the same periods, respectively.  The decline in occupancy expense is attributable to a reclassification of a portion of utilities expense, telecommunications, to other operating expense, which increased during the period for the same reason.

Income Taxes - Provisions for income taxes increased 4.8% to $1,245 for the three-month period ended September 30, 2008 from $1,188 for the three-month period ended September 30, 2007.  Income before income taxes less interest on tax-exempt investment securities decreased 4.2% to $3,362 for the three-month period ended September 30, 2008 from $3,510 for the same period in 2007.

Provisions for income taxes decreased 7.6% to $3,580 for the nine-month period ended September 30, 2008 from $3,874 for the nine-month period ended September 30, 2007.  Income before income taxes less interest on tax-exempt investment securities decreased by 8.4% to $9,827 for the nine-month period ended September 30, 2008 from $10,730 for the same period in 2007.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management feels that short-term and long-term liquidity sources are more than adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Although the Bank has not experienced heavy liquidity pressures, there can be no assurance that such pressures could not be felt in the future.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

CAPITAL RESOURCES

Total stockholders' equity was $85,970 and $82,112 at September 30, 2008 and December 31, 2007, representing 10.07% and 9.49% of total assets, respectively.  At September 30, 2008, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, in regard to interest rate risk, is the risk of loss from adverse changes in market prices and rates.  The Company's market risk arises principally from the interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income - Net Interest Income).  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

PART II

Item 1A.  Risk Factors

The following are additional risk factors for the Company, to be read in conjunction with Item 1A, "Risk Factors - Risks Related to Our Industry" in the Company's Form 10-K for the year ended December 31, 2007.

1.  There can be no assurance that recent government actions will help stabilize the U.S. financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations, and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations, and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

2.  Current levels of market volatility are unprecedented.

Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

3.  The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

4.  Current market developments may adversely affect our industry, business, and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

On September 30, 2008 the Company issued 318 shares of its common stock to the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan, for an aggregate purchase price of $50,721.  Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering.  There were no underwriting commissions or discounts.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2008	608	$161.02	-	-
August 1 - August 31, 2008	96	159.50	-	-
September 1 - September 30, 2008	810	159.50	-	-
Total	1,514	$160.11	-	-

(1) During the period covered by this report, the Company purchased 1,514 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as Treasury Stock.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  November 7, 2008

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