Form 10-K
period 2008-12-31
CNB CORP /SC/
filed 2009-03-17
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

           Large accelerated filer [  ]      Accelerated filer [X]      Non-accelerated filer [  ]      Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X ] No.

    As of June 30, 2008 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $103,771,657.  As of March 1, 2009, there were 828,692 shares of Common Stock of CNB Corporation outstanding.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 12, 2009 are incorporated by reference in Part III of this Form 10-K.

CNB CORPORATION AND SUBSIDIARY 2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I
		Page
ITEM 1	Business	1-21
ITEM 1A	Risk Factors	22-25
ITEM 1B	Unresolved Staff Comments	25
ITEM 2	Properties	26
ITEM 3	Legal Proceedings	26
ITEM 4	Submission of Matters to a Vote of Security Holders	26

	PART II

ITEM 5	Market for the Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities	27
ITEM 6	Selected Financial Data	28
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-34
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 8	Financial Statements and Supplementary Data	35-68
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
ITEM 9A	Controls and Procedures	69
ITEM 9B	Other Information	69

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

             All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

             These forward-looking statements are based on current expectations, estimates and projections about the banking industry and the economy, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

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

●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about the safety of their deposits;
●	ability to weather the current economic downturn;
●	loss of consumer or investor confidence;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●

the risks of opening new offices, including, without limitation, the  related costs and time of building customer relationships and  integrating operations as part of these endeavors and the failure to  achieve expected gains, revenue growth and/or expense savings from  such endeavors;

●	increases in deposit insurance premiums;
●	changes in laws and regulations, including tax, banking and securities laws and regulations;
●	changes in accounting policies, rules and practices;
●	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County and the "Waccamaw Neck" portion of Georgetown County, South Carolina. The Bank was organized in 1903.  The Bank's Main Office consists of an Operations and Administration Center along with an adjacent branch office known as the Conway Banking Office.  The Bank also operates thirteen other branch offices throughout Horry County and the "Waccamaw Neck" area of Georgetown County.    The Bank employs approximately 261 full-time-equivalent employees at its Main Office and fourteen branch offices.

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

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2008 the Bank had five concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of five regional banks, five state-wide banks, thirteen locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2008, the Bank ranked second in Horry County and tenth in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

Capital Adequacy Guidelines for Bank Holding Companies and Banks

The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy.  These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The capital guidelines and the Company's capital position are summarized in Note 16 to the Financial Statements, contained elsewhere in this report.  The Bank is considered well capitalized.

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

The risk-based capital standards of both the Federal Reserve and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy.  The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy.  The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, as of  January 1, 2007, the FDIC began placing each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  As of  January 1, 2007, rates ranged between 5 and 43 cents per $100 in assessable deposits.  As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009.  Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which may be payable in September 2009.

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

The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator.  Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise.  The Federal Reserve is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that have historically been more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Government Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Government Response to 2008 Financial Crisis - Continued

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock including having to agree to allow Treasury to unilaterally amend the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management's belief that other sources of capital were, and would continue to be, available should additional capital be needed.

FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts and a debt guarantee component to fully guarantee senior, unsecured debt issued by banks or bank holding companies.  Coverage of both components was automatic until December 5, 2008 at which time covered institutions could opt out of one or both of the components.  Institutions not opting out would be charged fees for their participation in the components.  The Company and Bank opted out of the debt guarantee component.

An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures which has led to substantial claims being made against the FDIC's Deposit Insurance Fund.  In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC has raised its assessments on banks for 2009 and has also proposed a one-time special assessment of 20 cents per $100 of assessable deposits to be paid in September, 2009 based on deposits at June 30, 2009.  There also appears to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds.  Assuming that the special assessment is imposed, as proposed and without reduction, the additional cost to the Bank in 2009 would be approximately $1,375,000.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress from time to time.  For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets.  Broader problems in the financial sector of the economy which became apparent in 2008 have led to numerous calls for legislative restructuring of the regulation of the sector.  The Company cannot predict the future course of such legislative proposals or their impact on the Company should they be adopted.

Available information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through The Conway National Bank's Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.  The Company's 2008 Annual Report to shareholders and proxy materials will be available free of charge, from The Conway National Bank's website, www.conwaynationalbank.com, upon mailing of these materials to shareholders and the filing of the proxy materials with the SEC.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2008, 2007, 2006.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/08
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$587,931	$ 40,431	6.88%
Securities:
Taxable	173,483	8,027	4.63
Tax-exempt	27,146	1,636 (2)	6.03
Federal funds sold and securities purchased under
agreement to resell	24,439	581	2.38
Total earning assets	$812,999	$ 50,675	6.23
Other assets	47,613
Total assets	$860,612

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$586,569	$ 16,539	2.82
Federal funds purchased and securities sold under
agreement to repurchase	58,843	1,420	2.41
Other short-term borrowings	8,289	262	3.16
Total interest-bearing liabilities	$653,701	$ 18,221	2.79
Noninterest-bearing deposits	115,724
Other liabilities	7,049
Stockholders' equity	84,138
Total liabilities and stockholders' equity	$860,612
Net interest income and yield as a percent of total
earning assets	$812,999	$ 32,454	3.99%

Ratios:
Return on average total assets			1.04%
Return on average stockholders' equity			10.65
Cash dividends declared as a percent of net income			48.64
Average stockholders' equity as a percent of:
Average total assets			9.78
Average total deposits			11.98
Average loans			14.31
Average earning assets as a percent of
average total assets			94.47%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $612 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $2,990 as of December 31, 2008 are included in loans for purposes of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $556.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/07
		Interest	Avg. Ann.
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$563,864	$ 43,878	7.78%
Securities:
Taxable	175,664	7,440	4.24
Tax-exempt	21,972	1,365 (2)	6.21
Federal funds sold and securities purchased under
agreement to resell	30,246	1,536	5.08
Total earning assets	$791,746	$ 54,219	6.85
Other assets	55,855
Total assets	$847,601

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$556,397	$ 19,976	3.59
Federal funds purchased and securities sold under
agreement to repurchase	68,276	2,800	4.10
Other short-term borrowings	1,748	82	4.69
Total interest-bearing liabilities	$626,421	$ 22,858	3.65
Noninterest-bearing deposits	132,765
Other liabilities	6,973
Stockholders' equity	81,442
Total liabilities and stockholders' equity	$847,601
Net interest income and yield as a percent of total
earning assets	$791,746	$ 31,361	3.96%

Ratios:
Return on average total assets			1.15%
Return on average stockholders' equity			11.93
Cash dividends declared as a percent of net income			46.03
Average stockholders' equity as a percent of:
Average total assets			9.61
Average total deposits			11.82
Average loans			14.44
Average earning assets as a percent of
average total assets			93.41%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $600 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $861 as of December 31, 2007 are included in loans for purposes of this analysis.

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

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $743 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $897 as of December 31, 2006 are included in loans for purposes of this analysis.

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

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2008 and 2007 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008	2007	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$587,931	$563,864	6.88%	7.78%	$40,431	$ 43,878	$ (3,447)	$ (5,102)	$ 1,655
Investment securities:
Taxable	173,483	175,664	4.63%	4.24%	8,027	7,440	587	688	(101)
Tax-exempt (2)	27,146	21,972	6.03%	6.21%	1,636	1,365	271	(41)	312
Federal funds sold and Securities
purchased under agreement to resell	24,439	30,246	2.38%	5.08%	581	1,536	(955)	(817)	(138)

Total Earning Assets	$812,999	$791,746	6.23%	6.85%	$50,675	$ 54,219	$ (3,544)	$ (5,272)	$ 1,728

Interest-bearing Liabilities:

Interest-bearing deposits	$586,569	$556,397	2.82%	3.59%	$16,539	$ 19,976	$ (3,437)	$ (4,288)	$ 851
Federal funds purchased and securities
sold under agreement to repurchase	58,843	68,276	2.41%	4.10%	1,420	2,800	(1,380)	(1,152)	(228)
Other short-term borrowings	8,289	1,748	3.16%	4.69%	262	82	180	(27)	207

Total Interest-bearing Liabilities	653,701	626,421	2.79%	3.65%	18,221	22,858	(4,637)	(5,467)	830
Interest-free Funds Supporting
Earning Assets	159,298	165,325

Total Funds Supporting Earning Assets	$812,999	$791,746	2.24%	2.89%	$18,221	$ 22,858	$ (4,637)	$ (5,467)	$ 830

Interest Rate Spread			3.44%	3.20%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.55%	.76%
Net Yield on Earning Assets			3.99%	3.96%	$32,454	$ 31,361

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2007 and 2006 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2007	2006	2007	2006	2007	2006	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$563,864	$545,451	7.78%	7.58%	$43,878	$ 41,340	$ 2,538	$ 1,105	$ 1,433
Investment securities:
Taxable	175,664	160,220	4.24%	3.70%	7,440	5,934	1,506	852	654
Tax-exempt (2)	21,972	19,252	6.21%	6.31%	1,365	1,215	150	(19)	169
Federal funds sold and Securities
purchased under agreement to resell	30,246	27,148	5.08%	4.92%	1,536	1,335	201	44	157

Total Earning Assets	$791,746	$752,071	6.85%	6.62%	$54,219	$ 49,824	$ 4,395	$ 1,982	$ 2,413

Interest-bearing Liabilities:

Interest-bearing deposits	$556,397	$533,441	3.59%	3.04%	$19,976	$ 16,229	$ 3,747	$ 2,923	$ 824
Federal funds purchased and securities
sold under agreement to repurchase	68,276	47,245	4.10%	3.41%	2,800	1,611	1,189	327	862
Other short-term borrowings	1,748	9,679	4.69%	5.74%	82	556	(474)	(102)	(372)

Total Interest-bearing Liabilities	626,421	590,365	3.65%	3.12%	22,858	18,396	4,462	3,148	1,314
Interest-free Funds Supporting
Earning Assets	165,325	161,706

Total Funds Supporting Earning Assets	$791,746	$752,071	2.89%	2.45%	$22,858	$ 18,396	$ 4,462	$ 3,148	$ 1,314

Interest Rate Spread			3.20%	3.50%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.76%	.68%
Net Yield on Earning Assets			3.96%	4.18%	$31,361	$ 31,428

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of he Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. At December 31, 2008 and 2007, investment securities represented 23.0% and 25.0% of total assets, respectively.   Total loans increased moderately during 2008 after a minimal increase in 2007.  Loan growth in 2008 was attributable to an increase in loans secured by real estate and some growth in consumer loans. At  December 31, 2008, 2007, and 2006, the Loans/Total Assets ratios were 68.4%, 66.3%, and 67.7%, respectively.  Investment securities have correspondingly risen and fallen as a percentage of total assets.

Investment securities with a par value of $174,673,000, $182,651,000, and $167,829,000 at December 31, 2008, 2007, 2006, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, weighted-average tax-equivalent yields, and maturities on investment securities at December 31, 2008, 2007, 2006.

	December 31, 2008
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 3,725	$ 41	$ -	$ 3,766	4.56%
One to five years	151,174	2,030	-	153,204	3.66%
Six to ten years	14,522	583	-	15,105	4.84%
	169,421	2,654	-	172,075	3.78%
Mortgage Backed Securities
Six to ten years	507	18	-	525	4.91%
Over ten years	3,021	63	-	3,084	4.65%
	3,528	81	-	3,609	4.66%
State, county and municipal
Within one year	1,370	15	-	1,385	7.11%
One to five years	4,243	133	-	4,376	7.03%
Six to ten years	11,271	16	362	10,925	5.57%
Over ten years	1,115	-	39	1,076	5.91%
	17,999	164	401	17,762	6.05%
Other Investments
CRA Qualified Investment Fund	721	-	-	721	-%
Mastercard International Stock	11	-	-	11	-%
	732	-	-	732	-%

Total available for sale	$191,680	$ 2,899	$ 401	$194,178	4.01%

HELD TO MATURITY

State, county and municipal
Within one year	$ 795	$ 11	$ -	$ 806	6.71%
One to five years	1,481	9	8	1,482	5.40%
Six to ten years	4,589	12	70	4,531	5.51%
Over ten years	2,893	-	142	2,751	5.75%

Total held to maturity	$ 9,758	$ 32	$ 220	$ 9,570	5.66%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 61,611	$ 2	$ 236	$ 61,377	3.56%
One to five years	103,464	1,408	8	104,864	5.03%
Six to ten years	18,276	407	-	18,683	5.28%
	183,351	1,817	244	184,924	4.56%
Mortgage Backed Securities
Six to ten years	389	11	-	400	5.77%
Over ten years	846	4	20	830	4.88%
	1,235	15	20	1,230	5.16%
State, county and municipal
Within one year	209	3	-	212	7.08%
One to five years	6,244	166	-	6,410	6.98%
Six to ten years	1,916	16	6	1,926	5.56%
Over ten years	10,758	10	49	10,719	5.60%
	19,127	195	55	19,267	6.06%
Other Investments
CRA Qualified Investment Fund	701	-	-	701	-%
Mastercard International Stock	11	-	-	11	-%
	712	-	-	712	-%

Total available for sale	$204,425	$ 2,027	$ 319	$206,133	4.71%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ -	$ -	$ 250	7.56%
One to five years	1,438	32	-	1,470	6.94%
Six to ten years	3,764	20	5	3,779	5.52%
Over ten years	2,259	-	27	2,232	5.41%

Total held to maturity	$ 7,711	$ 52	$ 32	$ 7,731	5.82%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2007, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2006
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 68,676	$ -	$ 687	$ 67,989	3.29%
One to five years	86,891	14	1,374	85,531	3.96%
Six to ten years	1,996	-	-	1,996	5.29%
	157,563	14	2,061	155,516	3.69%
Mortgage Backed Securities
Six to ten years	456	12	-	468	5.87%
Over ten years	389	-	27	362	3.63%
	845	12	27	830	4.84%
State, county and municipal
Within one year	4,531	1	3	4,529	5.31%
One to five years	7,931	173	1	8,103	6.97%
Six to ten years	1,511	34	-	1,545	6.12%
Over ten years	2,711	-	8	2,703	5.66%
	16,684	208	12	16,880	6.23%
Other Investments
CRA Qualified Investment Fund	346	-	-	346	-%
Mastercard International Stock	10	-	-	10	-%
	356	-	-	356	-%

Total available for sale	$175,448	$ 234	$2,100	$173,582	3.93%

HELD TO MATURITY

State, county and municipal
Within one year	$ 1,345	$ 7	$ -	$ 1,352	7.38%
One to five years	1,841	37	-	1,878	7.06%
Over ten years	1,129	21	-	1,150	5.98%

Total held to maturity	$ 4,315	$ 65	$ -	$ 4,380	6.88%

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

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default (See "Adjustable Rate Mortgage Loans" below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.  Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  Additionally, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines totaled $50,289,000 and $40,862,000 or 8.4% and 7.1% of total loans at fiscal year-ends December 31, 2008 and 2007, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are typically offered as an alternative structuring only on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $121,396,000 and $149,865,000 or 20.3% and 26.1% of total loans at fiscal year-ends December 31, 2008 and 2007, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Credit Committee as established by the Board of Directors. The Loan Committee of the Board of Directors recommends to the Board of Directors the lending limits for the Bank's loan officers.  The Bank has an in-house lending limit to a single borrower, group of borrowers, or related entities, of the lesser of $10,000,000 or 15% of capital.  An unsecured limit (aggregate) for the Bank is set at 85% of total capital.

CLASSIFICATION OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2008, 2007, 2006, 2005, 2004 by major classification:

	2008	2007	2006	2005	2004
Real Estate Loans - mortgage	$366,948	$350,138	$361,707	$324,475	$262,543
- construction	92,010	83,398	74,564	50,210	39,525
Loans to farmers	3,119	3,264	3,097	1,912	1,582
Commercial and industrial loans	89,348	88,106	83,375	84,474	66,184
Loans to individuals for household family and other consumer expenditures	46,278	47,731	44,124	41,400	35,583
All other loans, including
Overdrafts and deferred loan costs	578	1,114	458	1,455	1,566
Gross Loans	598,281	573,751	567,325	503,926	406,983
Less allowance for loan losses	(7,091)	(6,507)	(6,476)	(5,918)	(5,104)
Net loans	$591,190	$567,244	$560,849	$498,008	$401,879

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

The Company's loan portfolio contained approximately $473,895 and $423,025 in total fixed rate loans and approximately $121,396 and $149,865 in variable rate loans as of December 31, 2008 and 2007, respectively.  At December 31, 2008, and 2007, fixed rate loans with maturities in excess of one year amounted to approximately $316,519 and $275,452, respectively, and variable rate loans with maturities in excess of one year amounted to approximately $34,128 and $36,835 for the same periods, respectively.  As of December 31, 2008, fixed rate loans due after one year through five years totaled $246,381 and fixed rate loans due after five years totaled $70,138.  Also as of December 31, 2008, variable rate loans due after one year through five years totaled approximately $34,128 and variable rate loans due after five years totaled $0.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2008, 2007, 2006, 2005, and 2004:

	2008	2007	2006	2005	2004

Nonaccrual loans	$ 2,990	$ 861	$ 897	$ 405	$ 880
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 608	$ 147	$ 232	$ 277	$ 93
Restructured troubled debt	-	$ 25	-	-	-

Information relating to interest income on nonaccrual and renegotiated loans outstanding, in thousands of dollars, for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 is as follows:

	2008	2007	2006	2005	2004

Interest included in income during the year	$ 103	$ 33	$ 27	$ 8	$ 28
Interest which would have been included at the original contract rates (includes amount included in income)	$ 288	$ 94	$ 65	$ 34	$ 69

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

POTENTIAL PROBLEM LOANS

In addition to those loans disclosed under "Nonaccrual, Past Due, and Restructured Loans", there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and non-accrual loans of $100,000 or more are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions. A specific allocation is provided for impaired loans not yet to be placed in non-accrual status and not yet to be written down to fair value in management's determination of the allowance for loan losses.

As of December 31, 2008, all loans which management had identified as impaired totaled $4,158, including $1,075 of the $2,990 in non-accrual loans outlined in the preceding schedule.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2008, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2008, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$587,931	$563,864	$545,451	$453,610	$386,899
Allowance for loan losses:

Balance at the beginning of period	$ 6,507	$ 6,476	$ 5,918	$ 5,104	$ 4,524

Charge-offs:
Commercial, financial, and agricultural	$ 896	$ 732	$ 188	$ 324	$ 281
Real Estate - construction and mortgage	750	127	44	52	22
Loans to individuals	836	587	677	445	514

Total charge-offs	$ 2,482	$ 1,446	$ 909	$ 821	$ 817

Recoveries:
Commercial, financial, and agricultural	$ 278	$ 96	$ 201	$ 72	$ 45
Real Estate - construction and mortgage	44	25	154	85	1
Loans to individuals	211	211	304	203	196

Total recoveries	$ 533	$ 332	$ 659	$ 360	$ 242

Net charge-offs	$ 1,949	$ 1,114	$ 250	$ 461	$ 575
Additions charged to operations	$ 2,533	$ 1,145	$ 808	$ 1,275	$ 1,155
Balance at end of period	$ 7,091	$ 6,507	$ 6,476	$ 5,918	$ 5,104

Net Charge-offs as a Percentage of Average Loans Outstanding	.33%	.20%	.05%	.10%	.15%

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

Management utilizes the best information available to establish the allowance for loan losses.  However, future adjustments to the allowance or to the reserve adequacy methodology may be necessary if economic conditions differ substantially, the required methodology is altered by regulatory authorities governing the Company or the Bank, or alternative accounting methodologies are promulgated by the Public Company Accounting  Oversight Board.

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2008, 2007, 2006, 2005, and 2004. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2008		2007		2006		2005		2004
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Farm Loans	$1,608	15.5%	$1,527	17.3%	$1,265	16.0%	$1,217	16.7%	$ 936	16.8%

Real Estate - Construction and Mortgage	1,388	76.7%	584	74.0%	507	75.5%	367	73.1%	320	72.9%

Loans to Individuals	945	7.7%	866	7.7%	1,090	7.4%	978	7.9%	728	8.6%

Other Loans	30.1%		21	1.0%	23	1.1%	50	2.3%	25	1.7%

Environmental Factors	3,120	-	3,469	-	3,452	-	3,155	-	2,721	-

Unallocated	-	-	40	-	139	-	151	-	374	-

Total	$7,091	100%	$6,507	100%	$6,476	100%	$5,918	100%	$5,104	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2008	2007	2006

Noninterest bearing demand deposits	$115,724	$132,765	$143,325
Interest bearing demand deposits	87,711	91,948	100,392
Money Market Deposits	81,783	80,343	83,436
Savings deposits	47,596	48,502	53,809
Health savings deposits	818	586	338
Time deposits	328,629	301,129	265,245
Individual retirement accounts	40,032	33,889	30,221
Total deposits	$702,293	$689,162	$676,766

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Interest bearing demand deposits	.34%	.38%	.38%
Money Market Deposits	1.53%	2.99%	2.79%
Savings deposits	1.29%	1.69%	1.63%
Health savings deposits	3.06%	3.75%	3.85%
Time deposits	3.85%	4.91%	4.31%
Individual retirement account deposits	4.20%	4.70%	3.96%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2008:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 89,105	$ 42,112	$ 131,217
Over 3 through 6 months	36,310	37,620	73,930
Over 6 through 12 months	51,493	46,775	98,268
Over 12 months	33,761	30,367	64,128
Total	$210,669	$156,874	$367,543

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2008	2007	2006

Return on average total assets(1)	1.04%	1.15%	1.24%
Return on average stockholders' equity(2)	10.65%	11.93%	13.36%
Cash dividend payout ratio(3)	49.02%	46.50%	45.26%
Average equity to average assets ratio (4)	9.78%	9.61%	9.25%

(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends per share divided by net income per share
(4) Average equity divided by average total assets.

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under repurchase agreements are short-term borrowings which generally mature within 180 days from the dates of issuance.  No other category of short-term borrowings had an average balance outstanding during the reported period which represented 30 percent or more of stockholders' equity at the end of the period.

The following is a summary of federal funds purchased and securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2008	2007	2006
Federal funds purchased and securities sold under agreement to repurchase	$67,415	$60,936	$72,330

The following information relates to outstanding federal funds purchased and securities sold under repurchase agreements during 2008, 2007, and 2006, in thousands of dollars:

	Maximum Amount Outstanding at Any Month End			Weighted Average Interest Rate at December 31,
	2008	2007	2006	2008	2007	2006

Federal funds purchased and securities sold under agreement to repurchase	$67,415	$72,927	$72,330	1.86%	4.20%	4.39%

	Years ended December 31,
	2008	2007	2006
Federal funds purchased and securities sold under agreement to repurchase - average daily amount outstanding during the year	$58,843	$68,276	$47,245

Weighted average interest rate paid	2.41%	4.10%	3.41%

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

Substantially all of our business is located in the Horry County and the "Waccamaw Neck" region of Georgetown County areas in coastal South Carolina.  As a result, our financial condition and results of operations may be affected by changes in the Horry County and the Waccamaw Neck economies.  A prolonged period of economic recession, a general decline in Horry County and the Waccamaw Neck area real estate values or other adverse economic conditions in Horry County and the Waccamaw Neck and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

We encounter strong competition from financial institutions operating in the greater Horry/Georgetown County and Grand Strand areas of South Carolina.  In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are.  Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, insurance, trust and international banking services that we do not provide.  We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques.  However, we cannot promise that we are correct in our belief.  If we are wrong, our ability to operate profitably may be negatively affected.

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates.  Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%.  Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.  Since September 18, 2007, the Federal Reserve has decreased interest rates significantly.  Decreases in interest rates generally have the opposite affect on market values of interest-bearing assets, the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership.  We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

ITEM 1A.   RISK FACTORS - Continued

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

Current levels of market volatility are unprecedented.

In the past year, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2008.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has twelve permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of fourteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building is a 24,000 square foot branch banking office, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet, banking offices located at Red Hill in Conway (3,760 square feet), West Conway in Conway (3,286 square feet), North Conway in Conway (3,600 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in the Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), Pawleys Island (3,900 square feet) in Pawleys Island, Georgetown County, and Little River northwest of North Myrtle Beach (3,900 square feet). Of the fourteen banking offices and the Operations and Administration Building, the bank owns the Operations and Administration Building, the Conway Banking Office and Express, the banking offices at Red Hill, West Conway, Surfside Beach, Northside, Main Street, Socastee, Aynor, Myrtle Beach, Murrells Inlet, North Myrtle Beach, and Pawleys Island.  In addition to the existing facilities, the Company has purchased one future office site.  The site consists of 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company anticipates building a banking office on the site within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Coastal Centre Express at 16th Ave., Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; North Conway at 2601 Main Street, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at 3591 North Gate Road, Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; Pawleys Island at 10608 Ocean Highway, Pawleys Island; and Little River at 2380 Highway 9 East, Longs, S.C. The Bank owns all of its offices.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2008.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2009, there were approximately 853 holders of record of Company common stock. There is no established market for shares of Company common stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2007 and 2008, management was aware of a few transactions, including some transactions in which the Company was the purchaser and one transaction in which the Company was the seller, in which the Company's common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2008		2007(1)
First Quarter Second Quarter Third Quarter Fourth Quarter	High $225.00 $192.00 $190.00 $185.00	Low $162.50 $162.50 $159.50 $152.00	High $181.82 $181.82 $204.55 $190.00	Low $147.27 $147.27 $167.27 $162.50

             (1)  Market prices have been adjusted to give retroactive effect to stock dividend declared September 11, 2007 and distributed
                    September 28, 2007.

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $5.25 per share in each of 2008 and $5.25 per share in 2007. In addition, the Company distributed a 10% stock dividend on September 28, 2007.  There can be no assurance, however, as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company made only one sale of securities during 2008.  On September 30, 2008 the Company sold 318 shares of common stock to The Conway National Bank Profit Sharing and Savings and Profit Sharing Plan for a price of $50,721, or $159.50 per share.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2008 are outlined in the below table.  Information about all other purchases during 2008 have been previously reported on Forms 10-Q, filed May 9, 2008, August 11, 2008, and November 7, 2008, and is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar amount) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	2,131	$159.50	-	-
November 1 - November 30, 2008	341	$159.50	-	-
December 1 - December 31, 2008	380	$159.50	-	-
Total	2,852	$159.50	-	-

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Income Statement Data:
Total Interest Income	$ 50,119	$ 53,755	$ 49,411	$ 39,079	$ 32,291
Total Interest Expense	18,221	22,858	18,396	10,459	6,938
Net Interest Income	31,898	30,897	31,015	28,620	25,353
Provision for Loan Losses	2,533	1,145	808	1,275	1,155
Net Interest Income
after Provision for Loan Losses	29,365	29,752	30,207	27,345	24,198
Total Noninterest Income	7,188	7,002	6,958	6,411	6,257
Total Noninterest Expenses	23,108	22,019	22,339	19,530	18,246
Income Before Income Taxes	13,445	14,735	14,826	14,226	12,209
Income Taxes	4,488	5,015	4,780	4,748	3,927
Net Income	$ 8,957	$ 9,720	$ 10,046	$ 9,478	$ 8,282

*Per Share:
Net Income Per Weighted Average
Shares Outstanding	$ 10.71	$ 11.29	$ 11.60	$ 10.93	$ 9.54
Cash Dividend Paid Per Share	$ 5.25	$ 5.25	$ 5.25	$ 5.00	$ 4.25
Weighted Average Shares Outstanding	836,283	861,065	865,589	867,346	867,907

              *Adjusted for a 10% stock dividend issued during 2007.

Selected Balance Sheet Data:
Assets	$874,625	$865,638	$837,622	$792,720	$671,569
Net Loans	591,190	567,244	560,849	498,008	401,879
Investment Securities	206,960	216,141	179,598	181,942	215,827
Federal Funds Sold	21,000	26,000	26,000	46,000	-
Deposits:
Noninterest-Bearing	$100,560	$112,450	$129,763	$134,475	$118,580
Interest-Bearing	578,659	579,839	545,289	532,001	441,784
Total Deposits	$679,219	$692,289	$675,052	$666,476	$560,364
Stockholders' Equity	$ 83,526	$ 82,112	$ 76,663	$ 70,559	$ 67,585

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 1.10% from $567,325 at December 31, 2006 to $573,751 at December 31, 2007; and 4.3% from December 31, 2007 to $598,281 at December 31, 2008.  Loan growth is attributed to overall business development efforts to meet business and personal loan demand in our market area. Loan demand in our market area remained solid in 2006, softened in 2007, and was moderate in 2008.  Loans decreased as a percentage of total assets from 67.7% at year-end 2006 to 66.3% at year-end 2007, and increased to 68.4% at year-end 2008.  Investment securities and federal funds sold increased as a percentage of total assets from 24.5% at year-end 2006 to 28.0% at year-end 2007, but decreased to 26.1% at year-end 2008.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets fell from 7.8% at year-end 2006 to 5.8% at year-end 2007, and decreased to 5.5% at year-end 2008.  Management has sought to build the deposit base with stable, relatively noninterest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Noninterest-bearing demand deposits, as a percent of total assets, have declined over the previous three years from 15.5% at year-end 2006 to 13.0% at year-end 2007, and to 11.5% at year-end 2008. The Company has anticipated a decline in these deposits over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets have risen from 74.0% at December 31, 2006 to 76.0% at December 31, 2007, and to 77.8% at December 31, 2008.  Stockholders' equity as a percentage of total assets increased from 9.2% at December 31, 2006 to 9.5% for both  December 31, 2007 and 2008.  The Bank remains well-capitalized (see Note 16 to the consolidated financial statements, contained elsewhere in this report).

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2008, 2007, and 2006:

	December 31,
Assets:	2008	2007	2006
Earning assets:
Loans	68.4%	66.3%	67.7%
Investment securities:
Taxable	20.6	21.9	18.9
Tax-exempt	3.1	3.1	2.5
Federal funds sold and securities purchased
under agreement to resell	2.4	3.0	3.1
Total earning assets	94.5	94.3	92.2
Other assets	5.5	5.7	7.8
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.2%	67.0%	65.1%
Federal funds purchased and securities sold
under agreement to resell	7.7	7.0	8.6
Other short-term borrowings	3.9	2.0	.3
Total interest-bearing liabilities	77.8	76.0	74.0
Noninterest-bearing deposits	11.5	13.0	15.5
Other liabilities	1.2	1.5	1.3
Stockholders' equity	9.5	9.5	9.2
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and subsidiary recognized earnings in 2008, 2007, and 2006 of $8,957, $9,720, and $10,046, respectively, resulting in a return on average assets of 1.04%, 1.15%, and 1.24%, and a return on average stockholders' equity of 10.65%, 11.93%, and 13.36%. The earnings were primarily attributable to favorable but generally declining net interest margins in each period (see "Net Income-Net Interest Income"). Other factors include management's ongoing effort to maintain other income at adequate levels (see "Net Income ‑ Noninterest Income") and to control other expenses (see "Net Income - Noninterest Expenses").  Earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $874,625 at December 31, 2008 as compared to $865,638 at December 31, 2007 and $837,622 at December 31, 2006.  The following table sets forth the financial highlights for fiscal years 2008, 2007, and 2006.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2008	2007 to 2008 Percent Increase (Decrease)	December 31, 2007	2006 to 2007 Percent Increase (Decrease)	December 31, 2006
Net interest income
after provision for loan losses	$ 29,365	(1.3)%	$ 29,752	(1.5)%	$ 30,207
Income before income taxes	13,445	(8.8)	14,735	( .6)	14,826
Net Income	8,957	(7.8)	9,720	(3.2)	10,046

Per Share (1)
(weighted average of shares outstanding)	$ 10.71	(5.1)	$ 11.29	(2.7)	$ 11.60

Cash dividends declared	4,357	(2.6)	4,475	8.5	4,123

Per Share	$ 5.25	-	$ 5.25	-	$ 5.25

Total assets	$874,625	1.0%	$865,638	3.3%	$837,622
Total deposits	679,219	(1.9)	692,289	2.6	675,052
Total loans	598,281	4.3	573,751	1.1	567,325
Investment securities	206,960	(4.2)	216,141	20.3	179,598
Stockholders' equity	83,526	1.7	82,112	7.1	76,663
Book value per share (1)
(actual number of shares outstanding)	$ 100.69	4.5	$ 96.36	8.6	$ 88.75

Ratios (2):
Return on average total assets	1.04%	(9.6)	1.15%	(7.3)	1.24%
Return on average stockholders' equity	10.65%	(10.7)	11.93%	(10.7)	13.36%

(1) Adjusted for the effect of a 10% stock dividend paid in 2007.

(2) For the fiscal years ended December 31, 2008, 2007, and 2006 average total assets amounted to
      $860,612, $847,601, and $813,122, respectively, with average stockholders' equity totaling
      $84,138, $81,442, and $75,198, for the same periods.

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

The Bank maintained net interest margins in 2008, 2007, and 2006 of 3.99%, 3.96%, and 4.18%, respectively, as compared to management's long-term target of 4.20%. Net interest margins have been compressed at the Bank and industry-wide, as a result of strong competition for deposits, competitive lending practices, and the substantial decline in market interest rates.  The Bank has sought to increase the volume of outstanding loans, while correspondingly reducing the amount of investments held, in order to enhance interest income. Loan demand remained strong throughout 2005 and 2006, declined in 2007, and was moderate in 2008.   Fully-tax-equivalent net interest income decreased slightly from $31,428 in 2006 to $31,361 in 2007, and increased to $32,454 in 2008.  During the three-year period, total fully-tax-equivalent interest income increased by 8.8% from $49,824 in 2006 to $54,219 in 2007, and decreased 6.5% in 2008 to $50,675.  Over the same period, total interest expense increased 24.3% from $18,396 in 2006 to $22,858 in 2007, and decreased 20.3% to $18,221 in 2008. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 4.18% in 2006, 3.96% in 2007, and 3.99% in 2008.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2008, 2007, and 2006.  However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be re-priced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be re-priced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSAs exceed RSLs for a specific repricing period, a positive interest sensitivity gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions a bank or its customers may take during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2008
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 21,000	$ -	$ -	$ -	$ -	$ -
Investment Securities (net of FRB and FHLB stock in the amount of $3,024)	-	3,301	1,725	921	159,061	38,196
Loans (net of non-accruals of $2,990 and deferred loan costs of $167)	121,396	49,493	50,965	56,751	246,381	70,138
Total, RSA	$142,396	$ 52,794	$ 52,690	$ 57,672	$405,442	$108,334

Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of $100,000 or more	$ -	$ 89,105	36,310	51,493	33,761	-
All Other Time Deposits	-	42,112	38,563	46,775	30,368	-
Federal Funds Purchased and Securities Sold under Repurchase Agreements	43,525	21,716	2,174	-	-	-
Federal Home Loan Bank Advances	-	30,000	-	-	-	-
Total RSL	$ 43,525	$ 182,933	$ 77,047	$ 98,268	$ 64,129	$ -
RSA-RSL	$ 98,871	$(130,139)	$(24,357)	$(40,596)	$341,313	$108,334
Cumulative RSA-RSL	$ 98,871	$ (31,268)	$(55,625)	$(96,221)	$245,092	$353,426
Cumulative RSA/RSL	3.27	.86	.82	.76	1.53	1.76

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses in an amount commensurate with management's ongoing evaluation of the loan portfolio and deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, in connection with the allowance for loan losses (see NOTE 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $2,533 in 2008, $1,145 in 2007, and $808 in 2006.  Net loan charge-offs totaled $1,949 in 2008, $1,114 in 2007, and $250 in 2006, with net charge-offs being centered in consumer purpose, commercial and industrial loans, and real estate loans in 2008, in consumer purpose loans in 2007, and in consumer purpose loans in 2006.  The allowance for loan losses as a percentage of net loans was 1.20% at December 31, 2008, 1.15% at December 31, 2007, and 1.15% at December 31, 2006.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $2,310 at December 31, 2008, $1,728 at December 31, 2007, and $(1,801) at December 31, 2006.  The market value of investment securities has increased due to the declines in market interest rates, increased demand for bonds, and the consequent increase in prices. No security gains/losses were realized in 2008.  Security gains of $9 were realized in 2007 on sales of $2,315 in short-term available-for-sale securities to supplement liquidity.   No security gains/(losses) were realized in 2006.

Noninterest Income

Other income, net of any securities gains/(losses), increased by .5% from $6,958 in 2006 to $6,993 in 2007, and grew 2.8% from $6,993 in 2007 to $7,188 in 2008.  During 2007, service charge income on deposit accounts increased due to an increase in charges implemented by the Company, increased commercial services income, and increased charges as a result of declines in demand deposit balances as the economy slowed.  Other service and exchange charges declined due to the non-recurrence of extraordinary miscellaneous other income experienced in 2006.  During 2008, service charge income on deposit accounts increased due to increased charges as a result of further declines in demand deposit balances and increased non-sufficient funds and overdraft charges.  Other service and exchange charges remained stable, increasing only .2%.

Noninterest Expenses

Noninterest expenses decreased by 1.4% from $22,339 in 2006 to $22,019 in 2007, and increased 4.9% from $22,019 in 2007 to $23,108 in 2008.  The components of other expenses are salaries and employee benefits of $13,684, $14,044, and $14,865; occupancy and furniture and equipment expenses of $3,247, $3,338, and $3,047; and other operating expenses of $5,408, $4,637, and $5,196 for 2006, 2007, and 2008, respectively.

The increase in salary and employee benefits during 2008 reflects compensation increases, the increased cost of medical insurance, and a decline in deferred loan costs.

The decline in occupancy expense during 2008 was attributable to declines in repair and upkeep expenses, property insurance expense, and maintenance contracts.

Noninterest expense is expected to increase in 2009 due to the Company's planned installation of a new core application system..

Income Taxes

Provisions for income taxes increased 4.9% from $4,780 in 2006 to $5,015 in 2007, and decreased 10.5% from $5,015 in 2007 to $4,488 in 2008.  Income tax liability increased in 2006, as income before income taxes increased 4.2%.  Income before income taxes decreased .6% in 2007.  However, the Company's effective tax rate increased during 2007.  Income tax liability decreased in 2008, as income before income taxes decreased 9.3%.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 8 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $5,142, $5,837, and $6,670 at December 31, 2008, 2007, and 2006, respectively. At December 31, 2008 the Company had liabilities, consisting of cash dividends payable, and a short-term note payable, in the amounts of $4,357 and $1,120, respectively. At December 31, 2007 and 2006, the Company had liabilities, consisting of cash dividends payable, totaling $4,475, and $4,123, respectively.  Management feels that liquidity sources are more than adequate to meet funding needs.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2008, the Bank had issued commitments to extend credit of $53.8 million, standby letters of credit of $2.1 million, and no commitments to buy or sell securities (see NOTE 11 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2008, the Company's and the Bank's fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient

Contractual Obligations and Other Commitments

December 31, 2008

(Dollars in Thousands)

		Less than	1 to 3	3 to 5
	Total	One Year	Years	Years
Contractual Cash Obligations
Operating leases	$ 2	$ 2	$ -	$ -
Time deposits	367,543	303,415	56,799	7,329
Total contractual cash obligations	$367,545	$303,417	$56,799	$7,329

Obligations under non-cancelable operating lease agreements totaled $2 at December 31, 2008.  These obligations are payable over one year as shown in NOTE 12 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in NOTE 6 to the Consolidated Financial Statements - DEPOSITS.

CAPITAL RESOURCES

Total stockholders' equity was $83,526, $82,112, and $76,663 at December 31, 2008, 2007, and 2006, representing 9.55%, 9.49%, and 9.15% of total assets, respectively.  At December 31, 2008, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 16 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in bank operations.

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
DECEMBER 31, 2008, 2007 and 2006

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

37 - 39 40 41 42 43 44 45 - 68

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion thereon.

Elliott Davis, LLC

/s/Elliott Davis, LLC

Columbia, South Carolina
March 10, 2009

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion thereon.

Elliott Davis, LLC

/s/Elliott Davis, LLC

Columbia, South Carolina
March 10, 2009

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (Fair value $9,570 in 2008 and $7,731 in 2007)

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
   Short-term note payable
   Dividends payable
   Other liabilities
         Total liabilities

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 11 and 12

STOCKHOLDERS' EQUITY
   Common stock - $10 par value; authorized 1,500,000 shares;
      issued 829,518 and 852,106 shares in 2008 and 2007, respectively
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income
         Total stockholders' equity

    2008

$   19,259

21,000

194,178

9,758

3,024

598,281
        7,091
591,190

23,403

7,000

       5,813

$ 874,625

$  100,560
   578,659
679,219

67,415
2,672
30,000
1,120
4,356
       6,317
   791,099

8,295
50,085
23,648
       1,498
     83,526

$ 874,625

     2007

$   20,941

26,000

206,133

7,711

2,297

573,751
       6,507
567,244

22,928

7,396

       4,988

$ 865,638

$  112,450
   579,839
692,289

60,936
2,377
15,000
-
4,475
      8,449
  783,526

8,521
53,519
19,047
       1,025
     82,112

$ 865,638

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
   Other short term borrowings
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
   Credit card operations
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE OF COMMON STOCK
Adjusted for the effect of a 10% stock dividend issued during 2007.

2008 $ 40,431 7,939 1,080 9,019 3 85 88 581 50,119 16,539 1,420 22 205 35 18,221 31,898 2,533 29,365 3,810 3,378 - 7,188 11,337 3,528 1,021 2,026 655 460 824 3,257 23,108 13,445 4,488 $ 8,957 $ 10.71	2007 $ 43,878 7,337 901 8,238 7 96 103 1,536 53,755 19,976 2,800 74 8 - 22,858 30,897 1,145 29,752 3,621 3,372 9 7,002 10,453 3,591 1,313 2,025 662 490 953 2,532 22,019 14,735 5,015 $ 9,720 $ 11.29

    2006

$   41,340

5,825
          802
6,627

10
            99
109
       1,335
     49,411

16,229
1,611
52
          504
              -
     18,396

31,015

          808

     30,207

3,279
3,679
             -
       6,958

10,696
2,988
1,372
1,875
760
562
1,048
        3,038
      22,339

14,826

        4,780

$   10,046

$     11.60

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2008, 2007, and 2006
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity

BALANCE, DECEMBER 31, 2005

   Net income
   Cash dividend declared, $5.25 per share
   Common shares repurchased, at an
       average per share price of $156.38
   Common shares sold, at an average
       per share price of $156.50
   Net change in unrealized holding
      loss, net of income taxes of  $460

BALANCE, DECEMBER 31, 2006

   Net income
   Cash dividend declared, $5.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Common shares repurchased, at an
      average per share price of $165.73,
      adjusted for the 10% stock dividend
   Common shares sold, at an average
       per share price of $182.49, adjusted for
       the 10% stock dividend
   Net change in unrealized holding
      gain, net of income taxes of $1,429

BALANCE, DECEMBER 31, 2007

   Net income
   Cash dividend declared, $5.25 per share
   Common shares repurchased, at an
       average per share price of $161.98
   Common shares sold, at an average
       per share price of $159.70
   Net change in unrealized holding
      gain, net of income taxes of $315

BALANCE, DECEMBER 31, 2008

788,534 - - (3,597) 342 - 785,279 - - 77,848 - (11,325) 304 - 852,106 - - (22,929) 341 - 829,518	$7,886 - - (36) 3 - 7,853 - - 778 - (113) 3 - 8,521 - - (229) 3 - $8,295	$43,389 - - (489) 13 - 42,913 - - 12,376 - (1,823) 53 - 53,519 - - (3,485) 51 - $50,085	$21,094 10,046 (4,123) - - - 27,017 9,720 (4,475) (13,154) (61) - - - 19,047 8,957 (4,356) - - - $23,648	$(1,810) - - - - 690 (1,120) - - - - - - 2,145 1,025 - - - - 473 $ 1,498	$70,559 10,046 (4,123) (525) 16 690 76,663 9,720 (4,475) - (61) (1,936) 56 2,145 82,112 8,957 (4,356) (3,714) 54 473 $83,526

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains on investment securities
      available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2008 $ 8,957 473 - $ 9,430	2007 $ 9,720 2,151 (6) $ 11,865	2006 $ 10,046 690 - $ 10,736

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
      Writedown on foreclosed assets
      Changes in assets and liabilities:
         (Increase)/decrease  in accrued interest receivable
         (Increase)/decrease in other assets
         Increase/(decrease) in other liabilities
            Net cash provided by operating activities

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
   Purchase of equity securities
   Premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase/(decrease) in deposits
   Increase/(decrease) in securities sold under repurchase agreements
   Increase/(decrease) in United States Treasury demand notes
   Increase in Federal Home Loan Bank advances
   Increase in other short-term borrowings
   Cash paid for fractional shares
   Common shares repurchased
   Common shares sold
            Net cash provided by financing activities

            Net decrease in cash and cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS, END OF YEAR
CASH PAID FOR
   Interest
   Income taxes

   2008

$  8,957

 1,330
 2,533
 191
 (820)
-
(6)
-

396
 (757)
  (2,132)
    9,692

-
250
154,017
(2,312)
 (140,438)
 -
103
(27,151)
(727)
   (1,805)
 (18,063)

(4,475)
 (13,070)
6,479
295
15,000
1,120
         -
  (3,714)
          54
     1,689

(6,682)

   46,941

$ 40,259

$ 20,352
$   4,459

   2007

$  9,720

 1,285
 1,145
 (479)
 (299)
(9)
-
8

(825)
 869
     1,861
   13,276

2,315
1,500
81,732
(4,895)
 (112,725)
 -
79
(7,683)
(596)
    (1,225)
  (41,498)

(4,123)
 17,237
(11,394)
(488)
15,000
-
         (61)
  (1,936)
           56
    14,291

(13,931)

   60,872
$ 46,941

    $ 21,480
    $   5,086

    2006

$  10,046

1,202
808
(212)
54
-
-
-

(1,117)
289
         339
    11,409

-
935
39,014
(1,128)
(35,139)
305
61
(63,710)
(242)
   (3,921)
 (63,825)

(3,942)
8,576
29,034
668
-
-
-
(525)
         16
   33,827

(18,589)

    79,461

$ 60,872

$ 16,294
$   5,285

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2008, the Company had concentrations of loans to the following classes of borrowers or industries: Land Subdivision and Development, Single Family Housing, Lessors of Residential Buildings, Lessors of Non-Residential Buildings, and Other Real Estate Related Activities.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2008 was $26,157,000, $25,267,000, $27,244,000, $29,079,000, and $24,644,000, respectively.  These amounts represented 28.78%, 27.80%, 29.98%, 32.00%, and 27.12% of Total Capital, as defined for regulatory purposes, for the same period, also respectively.

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Treasury stock

During 2008, the Corporation repurchased 22,929 shares of stock which were held in treasury.  On December 31, 2008, the Corporation returned 38,904 shares of stock held in treasury to authorized but unissued shares.  Amounts in the Consolidated Balance Sheet for 2007 have been reclassified for comparable presentation; amounts in the Consolidated Statements of Stockholders' Equity have been reclassified for the years ended December 31, 2007, 2006, and 2005 for comparable presentation; amounts in the Consolidated Statements of Cash Flows have been reclassified for the years ended December 31, 2007 and 2006 for comparable presentation; and amounts in the Condensed Statements of Cash Flows for the Parent Company, Note 18, have been reclassified for comparable presentation.

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $537,000, $508,000 and $596,000, were included in the Company's results of operations for 2008, 2007, and 2006, respectively.

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."  Under SFAS No. 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes).  In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized.

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

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2007 and 2006 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2008.

Net income per share

The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 836,283 in 2008, 861,065 in 2007 and 865,589 in 2006.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share and the weighted average common shares outstanding have been adjusted for 2007 and 2006 to reflect the 10% stock dividend issued in 2007.

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair values of financial instruments - continued

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

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

In May, 2008, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning ofPresent Fairly in Conformity With Generally Accepted Accounting Principles."  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

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

50                                                                      Continued

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP became effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September30, 2008 and determined that it did not result in a change to its impairment estimation techniques as outlined and discussed in Note 17- Estimated Fair Value of Financial Instruments.

51                                                                                          Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards - continued

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EIFT Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3 - Investment Securities.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2008 and 2007 were approximately $2,638,000 and $10,486,000, respectively.

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

December 31, 2008 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Government sponsored enterprises
      Within one year
     One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock

Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

      Total held to maturity

Cost $ 3,725 151,174 14,522 169,421 1,370 4,243 11,271 1,115 17,999 507 3,021 3,528 721 11 732 $ 191,680 $ 795 1,481 4,589 2,893 $ 9,758	Gains $ 41 2,030 583 2,654 15 133 16 164 18 63 81 - - - $ 2,899 $ 11 9 12 - $ 32	Losses $ - - - - - - 362 39 401 - - - - - - $ 401 $ - 8 70 142 $ 220	Value $ 3,766 153,204 15,105 172,075 1,385 4,376 10,925 1,076 17,762 525 3,084 3,609 721 11 732 $ 194,178 $ 806 1,482 4,531 2,751 $ 9,570

Continued

 NOTE 3 - INVESTMENT SECURITIES

December 31, 2007 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Government sponsored enterprises
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock

     Total available for sale

HELD TO MATURITY
   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

      Total held to maturity

Cost $ 61,611 103,464 18,276 183,351 209 6,244 1,916 10,758 19,127 389 846 1,235 701 11 712 $ 204,425 $ 250 1,438 3,764 2,259 $ 7,711	Gains $ 2 1,408 407 1,817 3 166 16 10 195 11 4 15 - - - $ 2,027 $ - 32 20 - $ 52	Losses $ 236 8 - 244 - - 6 49 55 - 20 20 - - - $ 319 $ - - 5 27 $ 32	Value $ 61,377 104,864 18,683 184,924 212 6,410 1,926 10,719 19,267 400 830 1,230 701 11 712 $ 206,133 $ 250 1,470 3,779 2,232 $ 7,731

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (tabular amounts in thousands):

Available for Sale

State, county, and municipal Total	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401
	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401

     Securities classified as available-for-sale are recorded at fair market value.  There were no unrealized losses consisting of securities in a continuous loss position for twelve months or more.

     Investment securities with an aggregate par value of $174,673,000 at December 31, 2008 and $182,651,000 at December 31, 2007 were pledged to secure public deposits and for other purposes.

     During 2007, $2,315,000 of available-for-sale securities were sold for a gain of $9,000.  There were no sales of securities available-for-sale in 2008 or 2006.

     Management reviews securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

     The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2008 $ 116 2,908 $ 3,024	2007 $ 116 2,181 $ 2,297

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major classification (tabular amounts in thousands):

December 31,

Real estate - mortgage
Real estate - construction
Commercial and industrial
Loans to individuals for household, family and
  other consumer expenditures
Agriculture
All other loans, including overdrafts
Unamortized deferred loan costs

2008 $ 366,948 92,010 89,348 46,278 3,119 411 167 $ 598,281	2007 $ 350,138 83,398 88,106 47,731 3,264 794 320 $ 573,751

     The Bank's loan portfolio consisted of $473,895,000 and $423,025,000 in fixed rate loans as of December 31, 2008 and 2007, respectively.  Fixed rate loans with maturities in excess of one year amounted to $316,519,000 and $275,452,000 at December 31, 2008 and 2007, respectively.  The Bank has an available line of credit from the FHLB. The line is secured by a blanket lien on qualifying 1-4 family mortgages.

     Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2008	2007	2006
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 6,507 533 2,533 (2,482) $ 7,091	$ 6,476 332 1,145 (1,446) $ 6,507	$ 5,918 659 808 (909) $ 6,476

As of December 31, 2008 and 2007, loans individually evaluated and considered impaired under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" were as follows (tabular amounts in thousands):

	December 31,
	2008	2007
Total loans considered impaired	$4,158	$ 861

Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	3,082	-
Related allowance established	572	-

Loans considered impaired and previously written down to fair value	1,075	861

Average annual investment in impaired loans	1,589	755

Interest income recognized on impaired loans during the period of impairment.	-	-

56                                                                            Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

     At December 31, 2008 and 2007, non-accrual loans totaled $2,990,000 and $861,000, respectively.  The total amount of interest earned on non-accrual loans was $103,000 in 2008, $33,000 in 2007 and $27,000 in 2006.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $288,000 in 2008, $94,000 in 2007, and $65,000 in 2006.  Foregone interest on non-accrual loans totaled $185,000 in 2008, $61,000 in 2007, and $38,000 in 2006.  The Company writes down any potential losses associated with non-accrual loans at the time such loans are placed in a non-accrual status.  Accrued and unpaid current period interest income on non-accrual loans is reversed to current period income at the time a loan is placed in non-accrual status.  Accrued and unpaid prior period interest income on non-accrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in non-accrual status.  Any payments received on loans placed in non-accrual status are applied first to principal.  The Company does not recognize interest income on non-accrual loans on a cash basis.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (tabular amounts in thousands):

	2008	2007
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 26,262 8,811 35,073 11,789 23,284 119 $ 23,403	$ 25,192 7,768 32,960 10,701 22,259 669 $ 22,928

     Depreciation and amortization of premises and equipment charged to operating expense totaled $1,330,000 in 2008, $1,285,000 in 2007 and $1,202,000 in 2006.  As of December 31, 2008 construction in progress consisted of $33,000 for expenditures associated with renovations to the Surfside branch office, with an approximate remaining contractual balance of $29,000, and $86,000 for expenditures associated with the site preparation and the establishment of an ATM at the Company's Carolina Forest site, with an approximate remaining contractual balance of $164,000.

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

NOTE 6 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2008	2007
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$ 186,911 48,354 76,411 210,669 156,874 $679,219	$200,052 46,019 83,329 201,855 161,034 $692,289

     Interest paid on certificates of deposit of $100,000 or more totaled $8,110,000 in 2008, $8,944,000 in 2007 and $6,841,000 in 2006.

     At December 31, 2008, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2009 2010 2011 2012 2013 and after	$ 303,415 51,133 5,666 3,538 3,791 $367,543

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      Securities sold under repurchase agreements are summarized as follows (dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2008 $ 67,415 58,843 67,415 1.86% 2.41%	2007 $ 60,936 68,276 72,927 4.20% 4.10%

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained with an independent third party safekeeping agent.  Government sponsored enterprise and municipal securities with a book value of $71,752,000 ($72,845,000 fair value) and $74,717,000 ($76,064,000 fair value) at December 31, 2008 and 2007, respectively, are pledged as collateral for the agreements.

NOTE 8 - LINES OF CREDIT

     At December 31, 2008, the Bank had unused short-term lines of credit totaling $33,500,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB).  The Bank may borrow up to $7,000,000 under the arrangement at varying rates set weekly by the FRB.  The average rate paid by the Company under the arrangement was 1.42% for 2008.  The note is secured by Federal agency securities with a market value of $3,009,000 at December 31, 2008.  The amount outstanding under the note totaled $2,672,000 and $2,377,000 at December 31, 2008 and 2007, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $91,328,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totaled $30,000,000 and $15,000,000 at December 31, 2008 and 2007, respectively.  The $30,000,000 outstanding at December 31, 2008 consists of two advances in the amounts of $20,000,000 and $10,000,000.  The $20,000,000 advance is due and payable in one payment on March 2, 2009.  The $10,000,000 advance is due and payable in one payment on March 31, 2009.  Interest on these advances is payable monthly at 1.43% and .86%, respectively.

NOTE 9 - NOTE PAYABLE

     On April 10, 2008, the Company executed a note with Silverton Bank, N.A. establishing a revolving credit facility for the Company in the amount of $1,200,000.  All principal is payable on or before the maturity date of the note on April 10, 2010.  Interest is payable quarterly on the following dates of each quarter:  July 10, October 10, January 10, and April 10.  The interest rate on the note is paid at the rate of the Prime Rate as published in the Money Rates section of the Wall Street Journal, Eastern Edition, printed edition, minus one percent.  The amount outstanding on the note at December 31, 2008 was $1,119,511, and the interest rate on the note payable at December 31, 2008 was 2.25%.  The note is unsecured.

NOTE 10 - INCOME TAXES

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2008		2007		2006
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $4,600 (369) 228 29 $4,488	% 34.21% (2.74) 1.70 .21 33.38%	Amount $5,047 (309) 263 14 $5,015	% 34.25% (2.10) 1.78 .10 34.03%	Amount $5,081 (276) 313 (338) $4,780	% 34.27% (1.86) 2.11 (2.31) 32.21%

Continued

NOTE 10 - INCOME TAXES - Continued

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
   Unrealized net gains on securities available for sale
   Other

      Gross deferred tax liabilities

      Net deferred tax asset

2008 $ 2,411 548 152 187 3,298 - 3,298 (523) (998) (186) (1,707) $ 1,591	2007 $ 2,212 512 143 136 3,003 - 3,003 (392) (683) (216) (1,291) $ 1,712

     The net deferred tax asset is included in other assets at December 31, 2008 and 2007.

     A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2008 tax expense of $315,000 and the 2007 tax expense of $1,429,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit or expense.

    The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Net deferred income tax (benefit)/expense Provision for income taxes	2008 $ 4,336 346 4,682 (194) $ 4,488	2007 $ 4,588 400 4,988 27 $ 5,015	2006 $ 4,367 476 4,843 (63) $ 4,780

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The contractual value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2008 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 53,838 $ 2,111

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     At December 31, 2008, the Bank was obligated under a non-cancelable lease for a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under this agreement at December 31, 2008 were (tabular amounts in thousands):

Payable in year ending 2009 2010 2011 and thereafter Total future minimum payments required	Amount $ 2 - - $ 2

     Lease payments under all operating leases charged to expense totaled $5,000 in 2008, $6,000 in 2007 and $6,000 in 2006.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

     The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 13 - RESTRICTION ON DIVIDENDS

     Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2008, the Bank's retained earnings were $78,467,000.

NOTE 14 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

     Directors and executive officers of the Company and the Bank and associates of such persons are customers of and have loan and deposit transactions with the Bank in the ordinary course of business.  Additional transactions may be expected to take place in the future.  Loans and commitments are made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and do not involve more than normal risk of collectibility or present other unfavorable features.

     Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2008 $ 1,956 343 675 $ 1,624	2007 $ 2,400 775 1,219 $ 1,956

     Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $12,478,000 and $11,036,000 at December 31, 2008 and 2007, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2008, 2007 and 2006, $579,000, $712,000 and $605,000, respectively, were charged to operations under the plan.

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

     The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2008, 2007, and 2006, the Bank had $51,888, $96,056 and $84,283 in income and $50,436, $111,256 and ($30,198) of expense associated with this plan, respectively.  The negative expense noted for 2006 was the result of the forfeiture of benefits from departing officers.  The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation from service.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank maintains the value of awards in amounts equal to the future value of the Company' stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2008, 2007 and 2006, $179,493, $223,630 and ($91,144), respectively, was charged to operations under the plan.  The negative expense noted for 2006 was the result of the forfeiture of benefits from departing officers.

NOTE 16 - REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

CNB Corporation	Actual		For capital adequacy purposes Minimum

As of December 31, 2008
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2007
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

	Amount $ 89,119 82,028 82,028 $ 87,594 81,087 81,087	Ratio 14.67% 13.50 9.56 14.86% 13.76 9.47	Amount $ 48,607 24,304 34,312 $ 47,154 23,577 34,243	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00

The Conway National Bank	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2008
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2007
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

	Amount $ 89,428 82,337 82,337 $ 85,087 78,580 78,580	Ratio 14.72% 13.55 9.60 14.46% 13.36 9.19	Amount $ 48,604 24,302 34,311 $ 47,062 23,531 34,197	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 60,755 36,453 42,889 $ 58,828 35,297 42,746	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2008 Carrying Fair		2007 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes
    Other short-term borrowings

	Amount $ 19,259 21,000 194,178 9,758 3,024 591,190 679,219 67,415 30,000 2,672 1,120	Value $ 19,259 21,000 194,178 9,570 3,024 605,602 680,172 67,415 30,000 2,672 1,120	Amount $ 20,941 26,000 206,133 7,711 2,297 567,244 692,289 60,936 15,000 2,377 -	Value $ 20,941 26,000 206,133 7,731 2,297 569,930 692,189 60,936 15,000 2,377 -
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 53,838	$ -	$ 58,002	$ -
Standby letters of credit	2,111	-	4,080	-

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

64                                                                      Continued

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

     The Company's available-for-sale investment securities ($194,178 at December 31, 2008) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  Also, the Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $4,158.  The Company's available-for-sale investment securities and impaired loans are the only assets whose fair values the Company measures using level 2 inputs.  The Company has no liabilities whose fair values are measured using level 2 inputs.

     The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

     FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

NOTE 18 - PARENT COMPANY INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Land Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Short term borrowings Other Liabilities Stockholders' equity	2008 $ 5,142 83,835 - 37 $ 89,014 $ 4,356 1,120 12 83,526 $ 89,014	2007 $ 5,836 79,605 1,109 37 $ 86,587 $ 4,475 - - 82,112 $ 86,587

Continued

NOTE 18 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,

INCOME
   Dividend from bank subsidiary
   Other income

EXPENSES
    Interest expense
    Legal
    Sundry
    Other
      Income before equity in undistributed
         net income of bank subsidiary

EQUITY IN UNDISTRIBUTED NET INCOME OF
   SUBSIDIARY

      Net income

2008 $ 5,032 284 35 - 17 64 5,200 3,757 $ 8,957	2007 $ 5,129 199 - 27 17 54 5,230 4,490 $ 9,720	2006 $ 5,032 2 - 154 74 307 4,499 5,547 $ 10,046

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary
   Net change in other liabilities

          Net cash provided by operating activities

INVESTING ACTIVITIES
   Sale of land

          Net cash provided by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Common shares repurchased
   Common shares sold
   Cash paid for fractional shares
   Change in short term borrowings

        Net cash used for financing activities

        Net increase (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2008 $ 8,957 (3,757) 12 5,212 1,109 1,109 (4,475) (3,714) 54 - 1,120 (7,015) (694) 5,836 $ 5,142	2007 $ 9,720 (4,490) - 5,230 - - (4,123) (1,936) 56 (61) - (6,064) (834) 6,670 $ 5,836	2006 $ 10,046 (5,547) - 4,499 - - (3,943) (525) 16 - - (4,452) 47 6,623 $ 6,670

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited condensed financial data by quarter for 2008 and 2007 is as follows (amounts, except per share data, in thousands):

Quarter ended

2008

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

March 31 $ 13,680 5,694 7,986 359 7,627 1,845 5,637 3,835 1,295 $ 2,540 $ 3.00 847,936	June 30 $ 12,428 4,660 7,768 495 7,273 1,728 5,824 3,177 1,040 $ 2,137 $ 2.56 834,264	September 30 $ 12,050 4,050 8,000 500 7,500 2,047 5,917 3,630 1,245 $ 2,385 $ 2.86 832,897	December 31 $ 11,961 3,817 8,144 1,179 6,965 1,568 5,730 2,803 908 $ 1,895 $ 2.28 830,035
Quarter ended
2007	March 31	June 30	September 30	December 31

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

NOTE 20 - SUBSEQUENT EVENTS

     During the first quarter of 2009, the Company initiated a private placement stock offering to issue up to 25,000 shares of the Company's common stock at $158 per share.  The offering is not expected to be completed until the second quarter of 2009.  Proceeds from the offering are being used for general corporate purposes, including, but not limited to, the repayment of debt previously incurred for the purchase of common shares.

     On March 2, 2009 the Company's $20,000,000 FHLB advance matured. This advance was renewed into an overnight advance of the same amount on March 2, 2009 and March 3, 2009.  The Company paid interest on these overnight advances at the rates of .62% and .61% for the same dates, respectively.  On March 4, 2009 the Company repaid the $20,000,000 overnight advance with four new advances in the amount of $5,000,000 each, maturing on December 4, 2009, March 4, 2010, September 7, 2010, and March 4, 2011, respectively, and at interest rates of 1.30%, 1.30%, 1.65%, and 2.07%, respectively.

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2008.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2008, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 10, 2009

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - -Committees of the Board of Directors - - Audit Committee" set forth in the Company's Proxy Statement filed in connection with the Company's 2009 Annual Meeting of the Shareholders (the "2009 Proxy Statement") is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in the 2009 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2009 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

The Company does not have any equity compensation plans pursuant to which securities may be issued.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the 2009 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters -- Director Independence" is incorporated herein by reference. The members of the Company's Audit and Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the 2009 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition - December 31, 2008 and 2007
Consolidated Statements of Income - Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2008,  2007, and 2006
Consolidated Statements of Comprehensive Income - Years ended December 31, 2008, 2007, and 2006.
Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

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

CNB Corporation

/s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2009.

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

/s/Lynn G. Stevens                                                                Directors
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