Form 10-Q
period 2009-03-31
CNB CORP /SC/
filed 2009-05-12
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]  (Not yet applicable to Registrant)

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes [X] No.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 834,757 shares of common stock, par value $10 per share, May 1, 2009.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2009, December 31, 2008, and March 31, 2008	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008	3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25
SIGNATURE	25

CAUTIONARY NOTICE WITH RESPECT TO
FORWARD LOOKING STATEMENTS

             This report contains "forward-looking statements" within the meaning of the securities laws.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

             All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

             These forward-looking statements are based on current expectations, estimates and projections about the banking industry and the economy, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

●	future economic and business conditions;
●	lack of sustained growth and disruptions in the economies of the Company's market areas;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 36,548	$ 19,259	$ 19,068
Investment securities held to maturity	9,218	9,758	8,305
(Fair values of $9,147 at March 31, 2009, $9,570 at December 31, 2008, and $8,411 at March 31, 2008)
Investment securities available for sale	199,884	194,178	196,320
(Amortized cost of $198,233 at March 31, 2009, $191,680 at December 31, 2008, and
$192,843 at March 31, 2008
Federal funds sold and securities purchased
under agreement to resell	18,000	21,000	17,500
Other investments	3,041	3,024	1,675
Loans:
Total loans	597,763	598,281	583,759
Less allowance for possible loan losses	(6,965)	(7,091)	(6,639)
Net loans	590,798	591,190	577,120
Bank premises and equipment	23,852	23,403	23,078
Other assets	13,204	12,813	11,168
Total assets	$894,545	$874,625	$854,234

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$107,497	$100,560	$113,733
Interest-bearing	566,434	578,659	596,365
Total deposits	673,931	679,219	710,098
Federal funds purchased and securities sold under
agreement to repurchase	96,688	67,415	49,508
United States Treasury demand notes	1,497	2,672	1,430
Federal Home Loan Bank advances	30,000	30,000	0
Short term note payable	1,120	1,120	0
Other liabilities	6,449	10,673	9,345
Total liabilities	809,685	791,099	770,381

Stockholders' equity:
Common stock, par value $10 per share:	8,289	8,295	8,407
Authorized 1,500,000 in 2009 and 2008; issued
828,892 at March 31, 2009, 829,518 at December 31, 2008, and 840,661 at March 31, 2008.
Capital in excess of par value of stock	49,992	50,085	51,773
Retained earnings	25,588	23,648	21,587
Accumulated other comprehensive income	991	1,498	2,086
Total stockholders' equity	84,860	83,526	83,853
Total liabilities and stockholders' equity	$894,545	$874,625	$854,234

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statement of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest Income:
Interest and fees on loans	$9,378	$10,587
Interest on investment securities:
Taxable investment securities	1,569	2,500
Tax-exempt investment securities	285	273
Interest on federal funds sold and securities purchased under agreement to resell	16	320
Other Interest Income	6	0
Total interest income	11,254	13,680

Interest Expense:
Interest on deposits	2,990	5,103
Interest on federal funds purchased and securities
sold under agreement to repurchase	288	479
Interest on other short-term borrowings	108	112
Total interest expense	3,386	5,694

Net interest income	7,868	7,986
Provision for loan losses	1,231	359
Net interest income after provision for loan losses	6,637	7,627

Noninterest income:
Service charges on deposit accounts	819	940
Gains on sale of securities	477	0
Other operating income	596	905
Total noninterest income	1,892	1,845

Noninterest expenses:
Salaries and employee benefits	3,568	3,721
Occupancy expense	790	839
Other operating expenses	1,313	1,077
Total noninterest expenses	5,671	5,637

Income before income taxes	2,858	3,835
Income tax provision	920	1,295
Net income	1,938	2,540

Per Share Data

Net income per weighted average shares outstanding	$ 2.34	$ 3.00

Cash dividend paid per share	$ 0	$ 0

Book value per actual number of shares outstanding	$102.38	$ 99.75

Weighted average number of shares outstanding	829,187	847,936

Actual number of shares outstanding	828,892	840,661
See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended March 31,

	2009	2008
Net Income	$ 1,938	$ 2,540

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains/(losses) during period	(207)	1,061

Reclassification adjustment for gains included in net income	(300)	-

Net Comprehensive Income	$ 1,431	$ 3,601

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2009	2008
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 8,295	$ 8,521
Issuance of Common Stock	4	None
Repurchase of Common Stock	(10)	(114)
Balance at end of period	8,289	8,407

Surplus:
Balance, January 1	50,085	53,519
Issuance of Common Stock	59	None
Repurchase of Common Stock	(152)	(1,746)
Balance at end of period	49,992	51,773

Undivided profits:
Balance, January 1	23,650	19,047
Net Income	1,938	2,540
Cash dividends declared	None	None
Balance at end of period	25,588	21,587

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,498	1,025
Change in net unrealized gains/losses	(507)	1,061
Balance at end of period	991	2,086

Total stockholders' equity	$84,860	$83,853

Note: Columns may not add due to rounding.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net Income	$ 1,938	$ 2,540
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	330	356
Provision for loan losses	1,231	359
Provision for deferred income taxes	261	36
Discount accretion and premium amortization on investment securities	121	(615)
Gain on sale of investment securities	(477)	-
Decrease in accrued interest receivable	694	348
Increase in other assets	23	746
Decrease in other liabilities	135	896

Net cash provided by operating activities	4,256	4,666

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	9,281	-
Proceeds from maturities/calls of investment securities held to maturity	535	250
Proceeds from maturities/calls of investment securities available for sale	40,781	72,655
Purchase of investment securities available for sale	(56,252)	(60,455)
Purchase of investment securities held to maturity	-	(847)
Proceeds from sale of foreclosed assets	36	-
Net decrease in federal funds sold	3,000	8,500
Net increase in loans	(1,906)	(10,235)
Net proceeds from sales and purchases of equity securities	(17)	-
Premises and equipment expenditures	(779)	(506)

Net cash provided/(used) for investing activities	(5,321)	9,362

FINANCING ACTIVITIES
Dividends paid	(4,357)	(4,475)
Net increase/(decrease) in deposits	(5,288)	17,809
Net increase/(decrease) in securities sold under repurchase agreement	29,273	(11,428)
Net decrease in other short-term borrowings	(1,175)	(15,947)
Common Shares Purchased	(162)	(1,860)
Common Shares Sold	63	-

Net cash provided/(used) by financing activities	18,354	(15,901)

Net increase/(decrease) in cash and due from banks	17,289	(1,873)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	19,259	20,941

CASH AND DUE FROM BANKS, END OF PERIOD	$36,548	$19,068

CASH PAID FOR:
Interest	$ 4,192	$ 5,991
Income taxes	$ 345	$ 125

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 829,187 shares for the three-month period ended March 31, 2009 and 847,936 shares for the three-month period ended March 31, 2008.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity's intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

Recently Issued Accounting Pronouncements - Continued

FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company's financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2009 and for the year ended December 31, 2008 were approximately $1,406 and $2,638, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $198,003 at March 31, 2009 and $174,673 at December 31, 2008 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2009 and at December 31, 2008.

	March 31, 2009
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	1,725	11	-	1,736	4.00%
One to five years	154,617	1,483	138	155,962	3.26
Six to ten years	12,145	205	9	12,341	3.98
	168,487	1,699	147	170,039	3.32
Mortgage Backed Securities
Six to ten years	1,710	18	4	1,724	2.43%
Over ten years	6,958	106	-	7,064	3.98
	8,668	124	4	8,788	3.68
State, county and municipal
Within one year	1,350	31	-	1,381	7.34%
One to five years	3,203	136	-	3,339	6.60
Six to ten years	13,496	70	249	13,317	5.37
Over ten years	2,286	10	19	2,277	5.45
	20,335	247	268	20,314	5.71

Other Investments
CRA Qualified Investment Fund	733	-	-	733	-
Mastercard International Stock	10	-	-	10	-
	743	-	-	743	-

Total available for sale	$198,233	$ 2,070	$ 419	$199,884	3.58%

HELD TO MATURITY

State, county and municipal
Within one year	$ 744	$ 18	$ -	$ 762	7.37%
One to five years	994	6	-	1,000	4.44
Six to ten years	4,914	34	67	4,881	5.51
Over ten years	2,566	11	73	2,504	5.78

Total held to maturity	$ 9,218	$ 69	$ 140	$ 9,147	5.62%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of March 31, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $991 as of March 31, 2009.

NOTE 3 - INVESTMENT SECURITIES (Continued)

December 31, 2008
(Dollars in Thousands)
Book	Unrealized Holding	Fair
Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	3,725	41	-	3,766	4.56%
One to five years	151,174	2,030	-	153,204	3.66%
Six to ten years	14,522	583	-	15,105	4.84%
169,421	2,654	-	172,075	3.78%
Mortgage Backed Securities
Six to ten years	507	18	-	525	4.91%
Over ten years	3,021	63	-	3,084	4.65%
3,528	81	-	3,609	4.66%
State, county and municipal
Within one year	1,370	15	-	1,385	7.11%
One to five years	4,243	133	-	4,376	7.03%
Six to ten years	11,271	16	362	10,925	5.57%
Over ten years	1,115	-	39	1,076	5.91%
17,999	164	401	17,762	6.05%
Other Investments
CRA Qualified Investment Fund	721	-	-	721	-%
Mastercard International Stock	11	-	-	11	-%
732	-	-	732	-%

Total available for sale	$191,680	$ 2,899	$ 401	$194,178	4.01%

HELD TO MATURITY

State, county and municipal
Within one year	$ 795	$ 11	$ -	$ 806	6.71%
One to five years	1,481	9	8	1,482	5.40%
Six to ten years	4,589	12	70	4,531	5.51%
Over ten years	2,893	-	142	2,751	5.75%

Total held to maturity	$ 9,758	$ 32	$ 220	$ 9,570	5.66%

(1) Tax equivalent adjustment based on a 34% tax rate

As of December 31, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,498 as of December 31, 2008.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2009 and December 31, 2008 by major classification:

	March 31,	December 31,
	2009	2008

Real estate loans - mortgage	$ 369,453	$ 366,948
- construction	92,161	92,010
Agricultural loans	3,168	3,119
Commercial and industrial loans	87,915	89,348
Loans to individuals for household,
family and other consumer expenditures	44,622	46,278
All other loans, including overdrafts and
deferred loan costs	444	578
Gross loans	$ 597,763	$ 598,281
Less allowance for loan losses	(6,965)	(7,091)
Net loans	$ 590,798	$ 591,190

       Changes in the allowance for loan losses for the quarters ended March 31, 2009 and 2008, and the year ended December 31, 2008 are summarized as follows:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008

Balance, beginning of period	$ 7,091	$ 6,507	$ 6,507
Charge-offs:
Commercial, financial, and agricultural	359	85	896
Real Estate - construction and mortgage	921	103	750
Loans to individuals	249	157	836
Total charge-offs	$ 1,529	$ 345	$ 2,482
Recoveries:
Commercial, financial, and agricultural	$ 96	$ 39	$ 278
Real Estate - construction and mortgage	0	0	44
Loans to individuals	76	79	211
Total recoveries	$ 172	$ 118	$ 533
Net charge-offs/(recoveries)	$ 1,357	$ 227	$ 1,949
Additions charged to operations	$ 1,231	$ 359	$ 2,533
Balance, end of period	$ 6,965	$ 6,639	$ 7,091

Ratio of net charge-offs during the period	.23%	.04%	.33%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At March 31, 2009, March 31, 2008, and December 31, 2008 loans on which no interest was being accrued totaled $4,915, $885, and $2,990, respectively.  A portion of the loans on which no interest was being accrued as well as other loans identified by management are classified as impaired.  Impaired loans at March 31, 2009, March 31, 2008, and December 31, 2008, were $4,974, $385, and $4,158, respectively.  The Company had $1,670 of foreclosed real estate at March 31, 2009, $64 of foreclosed real estate at March 31, 2008, and $639 of foreclosed real estate at December 31, 2008.  Loans 90 days past due and still accruing interest totaled $275, $323, and $608 at March 31, 2009, March 31, 2008, and December 31, 2008, respectively.

At March 31, 2009, March 31, 2008, and December 31, 2008 classified assets, the majority consisting of classified loans, were $24,740, $16,678, and $18,170, respectively.  At March 31, 2009,  March 31, 2008, and December 31, 2008 classified assets represented 26.80%, 18.55%, and 19.99% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT
     Property at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31,	December 31,
	2009	2008

Land and buildings	$ 26,262	$ 26,262
Furniture, fixtures and equipment	9,486	8,811
Construction in progress	223	119
	$ 35,971	$ 35,192

Less accumulated depreciation and amortization	12,119	11,789
	$ 23,852	$ 23,403

     Depreciation and amortization of bank premises and equipment charged to operating expense was $330 for the three-month period ended March 31, 2009, and $1,330 for the year ended December 31, 2008.  The construction in progress is primarily related to the renovation of the Company's Surfside branch office located in Conway, South Carolina and land improvements and installation of an automated teller machine (ATM) at the Company's Carolina Forest site located in Myrtle Beach, South Carolina.  Remaining construction and equipment costs associated with the Surfside branch office and the Carolina Forest ATM are estimated at approximately $61 and $82, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000

     At March 31, 2009 and December 31, 2008, certificates of deposit of $100 or more included in time deposits totaled approximately $194,918 and $210,669, respectively.  Interest expense on these deposits was approximately $1,440 for the three-month period ended March 31, 2009 and $8,110 for the year ended December 31, 2008.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2009 and December 31, 2008, securities sold under repurchase agreements totaled $96,688 and $67,415, respectively.  Securities with a book value of $103,414 ($104,119 fair value) and $71,752 ($72,845 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.32 percent and 2.41 percent at March 31, 2009 and December 31, 2008, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2009, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $33,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $1,995 at March 31, 2009.  The amount outstanding under the note totaled $1,497 and $2,672 at March 31, 2009 and December 31, 2008, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $88,034 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $30,000 in borrowings under the agreement at March 31, 2009 and $30,000 at December 31, 2008.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended March 31, 2009 and March 31, 2008 on pretax income of $2,858 and $3,835 totaled $920 and $1,295, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2009.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2009
Loan Commitments	$ 49,354
Standby letters of credits	2,501

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month period ended March 31, 2009 and the year ended December 31, 2008, $100 and $579, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of March 31, 2009:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$90,834	14.78%	$49,176	8.0%

Tier 1 Capital (to risk weighted assets)	83,869	13.64	24,588	4.0

Tier 1 Capital (to average assets)	83,869	9.41	35,635	4.0

Bank	To be
Well capitalized
For	under prompt
Capital adequacy	corrective action
Purposes	provisions
Actual	Minimum	Minimum
Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$91,314	14.86%	$49,173	8.0%	$61,467	10.0%
Tier 1 Capital (to risk weighted assets)	84,349	13.72	24,587	4.0	36,880	6.0
Tier 1 Capital (to average assets)	84,349	9.47	35,634	4.0	44,543	5.0

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

The Company's available-for-sale investment securities ($199,884 at March 31, 2009) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  The Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $4,974.  The Company also generally acquires other real estate owned through foreclosure of debts previously contracted.  Other real estate owned is valued at fair value.  Fair values for other real estate owned are obtained using independent appraisals, which the Company considers to be Level 2 inputs.  The aggregate carrying amount of other real estate owned at March 31, 2009 was $1,670.

The Company's available-for-sale investment securities, impaired loans, and other real estate owned are the only assets whose fair values the Company measures using level 2 inputs.  The Company has no liabilities whose fair values are measured using Level 2 inputs.

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs.

The Company does not have goodwill, other intangible assets, other assets acquired through foreclosure, or other non-financial assets.

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2009	2008
Cash	$ 616	$ 548
Investment in subsidiary	85,340	83,269
Fixed Assets	0	0
Other assets	37	36
	$ 85,993	$ 83,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term note payable	$ 1,120	$ 0
Other liabilities	13	0
Stockholders' equity	84,860	83,853
	$ 85,993	$ 83,853

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2009	2008
Equity in net income of subsidiary	$ 2,012	$ 2,603
Other income	0	0
Other expenses	(74)	(63)
NET INCOME	$ 1,938	$ 2,540

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at March 31, 2009 and for the three-month periods ending March 31, 2009 and 2008  have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 2.4% from $583,759 at March 31, 2008 to $597,763 at March 31, 2009, and decreased .1%, from $598,281 at December 31, 2008 to $597,763 at March 31, 2009.  Loans decreased as a percentage of total assets from 68.3% to 66.8% from March 31, 2008 to March 31, 2009 and decreased from 68.4% to 66.8% from December 31, 2008 to March 31, 2009.  Loan demand in our market area slowed to a moderate pace during 2007.  This trend has continued throughout 2008, into 2009, and is expected to continue through the remainder of 2009.  Securities and federal funds sold decreased as a percentage of total assets from 26.2% at March 31, 2008 to 25.7% at March 31, 2009, and decreased from 26.1% of total assets at December 31, 2008 to 25.7% at March 31, 2009, a reflection of continued moderate loan demand coupled with lower levels of deposits.  The level of investments and federal funds sold provides for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 13.3% at March 31, 2008 to 12.0% at March 31, 2009, and increased from 11.5% at December 31, 2008 to 12.0% at March 31, 2009.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits decreased from 69.8% of total assets at March 31, 2008 to 63.3% at March 31, 2009, and decreased from 66.2% at December 31, 2008 to 63.3% at March 31, 2009.  Securities sold under agreement to repurchase increased from 5.8% at March 31, 2008 to 10.8% at March 31, 2009, and increased from 7.7% of total assets at December 31, 2008 to 10.8% at March 31, 2009.  Other short-term borrowings decreased from 3.9% of total assets at December 31, 2008 to 3.7% at March 31, 2009.  Other short-term borrowings increased from .2% at March 31, 2008 to 3.7% at March 31, 2009.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of March 31, 2009 and March 31, 2008 and December 31, 2008:

	March 31,		December 31,
	2009	2008	2008
Assets:
Earning assets:
Loans	66.8%	68.3%	68.4%
Securities held to maturity	1.0	1.0	1.1
Securities available for sale	22.7	23.2	22.6
Federal funds sold and securities purchased under agreement to resell	2.0	2.0	2.4
Total earning assets	92.5	94.5	94.5
Other assets	7.5	5.5	5.5
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	63.3%	69.8%	66.2%
Federal funds purchased and securities sold under agreement to repurchase	10.8	5.8	7.7
Other short-term borrowings	3.7	.2	3.9
Total interest-bearing liabilities	77.8	75.8	77.8
Noninterest-bearing deposits	12.0	13.3	11.5
Other liabilities	.7	1.1	1.2
Stockholders' equity	9.5	9.8	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended March 31, 2009 and 2008 were $1,938 and $2,540, respectively, resulting in a return on average assets of .87% and 1.16% and a return on average stockholders' equity of 9.05% and 12.24%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain noninterest income at adequate levels (see Net Income - Noninterest Income) and to control noninterest expenses (see Net Income - Noninterest Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $40,311 or 4.7% to $894,545 at March 31, 2009 from $854,234 at March 31, 2008. The following table sets forth the financial highlights for the three-month periods ending at March 31, 2009 and March 31, 2008:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS (All Dollar Amounts, Except Per Share Data, in Thousands)

Three-Month Period Ended March 31,

	2009	2008	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 6,637	$ 7,627	(13.0)%
Income before income taxes	2,858	3,835	(25.5)
Net Income	1,938	2,540	(23.7)
Per Share	2.34	3.00	(22.0)
Cash dividends declared	0	0	-
Per Share	0	0	-
Total assets	894,545	854,234	4.7%
Total deposits	673,931	710,098	(5.1)
Loans	597,763	583,759	2.4
Investment securities and securities available for sale	209,102	204,625	2.2
Stockholders' equity	84,860	83,853	1.2
Book value per share	102.38	99.75	2.6
Ratios:
Annualized return on average total assets(1)	.87%	1.16%	(25.0)%
Annualized return on average stockholders' equity(1)	9.05%	12.24%	(26.1)%

(1)       For the three-month period ended March 31, 2009, average total assets amounted to $890,887 with average stockholders equity totaling $85,704 for the same period.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2009 and 2008.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment on which the interest rate can be re-priced either up or down within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability on which the interest rate can be re-priced either up or down within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank maintained net interest margins for the three-month periods ended March 31, 2009 and March 31, 2008, of 3.79% and 3.93%, respectively, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one which enhances net interest margin.  As well, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended March 31, 2009 was $8,015, a decrease of 1.4% from the $8,127 attained for the three-month period ended March 31, 2008.  During the same period, total fully-tax-equivalent interest income decreased by 17.5% to $11,401 from $13,821 and total interest expense decreased by 40.5% to $3,386 from $5,694.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased .14% to 3.79% for the three-month period ended March 31, 2009 from 3.93% for the three-month period ended March 31, 2008.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month periods ended March 31, 2009 and 2008, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month periods ended March 31, 2009 and 2008.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Three Months Ended 3/31/09			Three Months Ended 3/31/08
		Interest	Avg. Ann.		Interest	Avg. Ann.
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$598,200	$ 9,378	6.27%	$580,223	$ 10,587	7.30%
Securities:
Taxable	177,948	1,569	3.53	179,516	2,500	5.57
Tax-exempt	29,846	432	(2) 5.79	27,637	414	(2) 5.99
Federal funds sold and securities purchased under
agreement to resell	26,663	16.24		39,716	320	3.22
Other earning assets	12,784	6.19		0	0	0.00
Total earning assets	845,441	11,401	5.39	827,092	13,821	6.68
Other assets	45,446			52,207
Total assets	$890,887			$879,299

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$575,550	2,990	2.08	$570,687	5,103	3.58
Federal funds purchased and securities sold under
agreement to repurchase	83,771	288	1.38	62,116	479	3.08
Other short-term borrowings	32,036	108	1.35	7,163	112	6.25
Total interest-bearing liabilities	$691,357	$ 3,386	1.96	$639,966	$ 5,694	3.56
Noninterest-bearing deposits	107,625			119,002
Other liabilities	6,201			37,308
Stockholders' equity	85,704			83,023
Total liabilities and stockholders' equity	$890,887			$879,299
Net interest income as a percent of total
earning assets	$845,441	$ 8,015	3.79	$827,092	$ 8,127	3.93

Ratios:
Annualized return on average total assets			.87			1.16
Annualized return on average stockholders' equity			9.05			12.24
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.62			9.44
Average total deposits			12.54			12.04
Average loans			14.33			14.31
Average earning assets as a percent of
average total assets			94.90			92.64

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $138 and $163 are included in the above interest income for March 31, 2009 and 2008, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $4,915 and $885 for March 31, 2009 and 2008, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $147 and $141 for March 31, 2009 and 2008, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009(3)	2008(3)	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$598,200	$580,223	6.27%	7.30%	$9,378	$10,587	$(1,209)	$(1,491)	$ 282
Investment securities:
Taxable	177,948	179,516	3.53%	5.57%	1,569	2,500	(931)	(917)	(14)
Tax-exempt (2)	29,846	27,637	5.79%	5.99%	432	414	18	(14)	32
Federal funds sold and Securities
purchased under agreement to resell	26,663	39,716.24%		3.22%	16	320	(304)	(296)	(8)
Other Earning Assets	12,784	0.19%		0.00%	6	0	6	0	6

Total Earning Assets	$845,441	$827,092	5.39%	6.68%	$11,401	$13,821	$(2,420)	$(2,718)	$ 298

Interest-bearing Liabilities:

Interest-bearing deposits	$575,550	$570,687	2.08%	3.58%	$ 2,990	$ 5,103	$(2,113)	$(2,138)	$ 25
Federal funds purchased and securities
sold under agreement to repurchase	83,771	62,116	1.38%	3.08%	288	479	(191)	(265)	74
Other short-term borrowings	32,036	7,163	1.35%	6.25%	108	112	(4)	(88)	84

Total Interest-bearing Liabilities	691,357	639,966	1.96%	3.56%	3,386	5,694	(2,308)	(2,491)	183
Interest-free Funds Supporting
Earning Assets	154,084	187,126

Total Funds Supporting Earning Assets	$845,441	$827,092	1.60%	2.75%	$ 3,386	$ 5,694	$ (2,308)	$(2,491)	$ 183

Interest Rate Spread			3.43%	3.12%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.36%	.81%
Net Yield on Earning Assets			3.79%	3.93%	$ 8,015	$ 8,127

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

The provision for loan losses was $1,231 for the three-month period ended March 31, 2009 and $359 for the three-month period ended March 31, 2008.  Net loan charge-offs/(recoveries) totaled $1,357 for the three-month period ended March 31, 2009 and $227 for the same period in 2008.  The increased provisions during the three-month period ended March 31, 2009 reflects moderate growth in the loan portfolio compared to the 2008 period and a higher level of net charge-offs during the 2009 period.  The allowance for loan losses as a percentage of net loans was 1.18 at March 31, 2009 and was 1.15% at March 31, 2008.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2009 and 2008 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2008, some markedly, and remained above levels historically experienced by the Company at March 31, 2009.  Although increased, management considers all such levels well manageable, within guidelines previously established by the Company, and well below current industry averages.  However, management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  Consequently, management anticipates the Company will continue to incur above average provisions for the first half of 2009, and possibly further into the future.

Securities Transactions - At March 31, 2009, December 31, 2008, and March 31, 2008 total market value appreciation in the investment portfolio totaled $1,580, $2,310, and $3,583, respectively.  As indicated, market values decreased from March 31, 2008 to December 31, 2008, and from December 31, 2008 to March 31, 2009.  Bond values have fluctuated during 2008 due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  The decline in the total market value appreciation during the periods is also attributable to numerous bond calls experienced by the Company and the consequent reinvestment of those funds at currently lower market interest rates.  As well, the decline in the total market value appreciation declined due to the sale of securities.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three periods ended March 31, 2009 and March 31, 2008 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income increased by 2.5% to $1,892 for the three-month period ended March 31, 2009 from $1,845 for the three-month period ended March 31, 2008.   The increase in noninterest income for the three-month period ended March 31, 2009, was primarily due to realized gains from the sale of investment securities, $477.  These gains were offset by decreased service charges on deposit accounts, down $121 or 12.9% to $819, and decreased other operating income, down $309 or 34.1% to $596.

Noninterest Expenses - Noninterest expenses increased by .6% to $5,671 for the three-month period ended March 31, 2009 from $5,637 for the three-month period ended March 31, 2008.  The major components of noninterest expenses are salaries and employee benefits, which decreased 4.1% to $3,568 from $3,721; occupancy expense which decreased 5.8% to $790 from $839; and other operating expenses which increased by 21.9% to $1,313 from $1,077.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  However, the decrease in occupancy expense and the increase in other operating expense is primarily due to the reclassification of a portion of utilities expense and telecommunications expense to other operating expense.

Income Taxes - Provisions for income taxes decreased 29.0% to $920 for the three-month period ended March 31, 2009 from $1,295 for the three-month period ended March 31, 2008.  Income before income taxes less interest on tax-exempt investment securities decreased 27.8% to $2,573 for the three-month period ended March 31, 2009 from $3,562 for the same period in 2008.

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

The table below summarizes future contractual obligation as of March 31, 2009 (in thousands).

	At March 31, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	293,514	38,980	6,556	7,430	-	346,480
Borrowings	116,689	11,120	-	-	-	127,809

Total	410,203	50,100	6.556	7,430	-	474,289

CAPITAL RESOURCES

Total stockholders' equity was $84,860 and $83,526 at March 31, 2009 and December 31, 2008, representing 9.49% and 9.55% of total assets, respectively.  At  March 31, 2009, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2008 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2008 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk, as it relates to lending and real estate held for operating locations, results from potential changes in the value of collateral underlying loans receivable and the market value of real estate held by the Company.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

The Company began a limited offering of up to 25,000 shares of the Company's Common Stock, $10.00 par value per share, in March, 2009.  The offering price is $158.00 per share with a minimum purchase of 25 shares, or $3,950, and an aggregate offering amount of $3,950,000.  Through March 31, 2009, the Company had sold 400 shares for $63,200.  Through May 1, 2009, total sales (including sales in March, 2009) equaled 7,385 shares, or $1,166,830.  There were no underwriting discounts or commissions.  The shares were offered to and purchased by selected accredited investors and nonaccredited investors employed by or having a business relationship with the Company (limited to 35 purchasers).  The shares were offered in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2009	-		$-	-
February 1 - February 28, 2009	826	158.00	-	-
March 1 - March 31, 2009	200	158.00	-	-
Total	1,026	$158.00	-	-

(1) During the period covered by this report, the Company purchased 1,026 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  May 11, 2009

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