Form 10-Q
period 2009-06-30
CNB CORP /SC/
filed 2009-08-14
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 841,171 shares of common stock, par value $10 per share, August 1, 2009.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2009, December 31, 2008, and June 30, 2008	2

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4. Submission of Matters to a Vote of Securities Holders	29

Item 6. Exhibits	30
SIGNATURE	30

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 56,873	$ 19,259	$ 21,694
Investment securities held to maturity	9,214	9,758	8,301
(Fair values of $9,162 at June 30, 2009, $9,570 at December 31, 2008, and $8,281 at June 30, 2008)
Investment securities available for sale	200,834	194,178	182,350
(Amortized cost of $200,527 at June 30, 2009, $191,680 at December 31, 2008, and
$182,871at June 30, 2008)
Federal funds sold and securities purchased	0	21,000	25,000
under agreement to resell
Other investments	3,041	3,024	1,674
Loans:
Total loans	596,426	598,281	589,410
Less allowance for possible loan losses	(8,400)	(7,091)	(6,736)
Net loans	588,026	591,190	582,674
Bank premises and equipment	23,678	23,403	23,265
Other assets	13,881	12,813	13,333
Total assets	$895,547	$874,625	$858,291

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$106,799	$100,560	$118,222
Interest-bearing	572,819	578,659	595,500
Total deposits	679,618	679,219	713,722
Federal funds purchased and securities sold under	100,945	67,415	49,835
agreement to repurchase
United States Treasury demand notes	1,588	2,672	3,345
Federal Home Loan Bank advances	20,000	30,000	0
Short term note payable	0	1,120	1,119
Other liabilities	6,485	10,673	7,831
Total liabilities	808,636	791,099	775,852

Stockholders' equity:
Common stock, par value $10 per share:	8,417	8,295	8,335
Authorized 1,500,000 in 2009 and 2008; issued
841,654 at June 30, 2009, 829,518 at December 31, 2008, and 833,566 at June 30, 2008.
Capital in excess of par value of stock	51,881	50,085	50,692
Retained earnings	26,429	23,648	23,724
Accumulated other comprehensive income/(loss)	184	1,498	(312)
Total stockholders' equity	86,911	83,526	82,439
Total liabilities and stockholders' equity	$895,547	$874,625	$858,291

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest Income:	2009	2008	2009	2008
Interest and fees on loans	$9,411	$10,152	$18,789	$20,739
Interest on investment securities:
Taxable investment securities	1,441	1,900	3,010	4,400
Tax-exempt investment securities	296	274	581	547
Interest on federal funds sold and securities purchased under agreement to resell	4	102	20	422
Other interest income	11	0	17	0
Total interest income	11,163	12,428	22,417	26,108

Interest Expense:
Interest on deposits	2,673	4,365	5,663	9,468
Interest on federal funds purchased and securities
sold under agreement to repurchase	302	277	590	756
Interest on other short-term borrowings	78	18	186	130
Total interest expense	3,053	4,660	6,439	10,354

Net interest income	8,110	7,768	15,978	15,754
Provision for loan losses	3,095	495	4,326	854
Net interest income after provision for loan losses	5,015	7,273	11,652	14,900

Noninterest income:
Service charges on deposit accounts	881	971	1,700	1,911
Gains on sale of securities	875	0	1,352	0
Other operating income	728	757	1,324	1,662
Total noninterest income	2,484	1,728	4,376	3,573

Noninterest expenses:
Salaries and employee benefits	3,525	3,690	7,093	7,411
Occupancy expense	812	695	1,602	1,534
Other operating expenses	1,996	1,439	3,309	2,516
Total noninterest expenses	6,333	5,824	12,004	11,461

Income before income taxes	1,166	3,177	4,024	7,012
Income tax provision	325	1,040	1,245	2,335
Net income	$ 841	$ 2,137	$ 2,779	$ 4,677

Per Share Data

Net income per weighted average shares outstanding	$ 1.01	$ 2.56	$ 3.34	$ 5.56

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 103.26	$ 98.90	$103.26	$ 98.90

Weighted average number of shares outstanding	836,597	834,264	832,892	841,100

Actual number of shares outstanding	841,654	833,566	841,654	833,566
See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Net income	$ 841	$ 2,137	$ 2,779	$ 4,677

Other comprehensive income/(loss), net of tax

Unrealized gains on securities:

Unrealized holding gains/(losses) during period	(251)	(2,398)	(449)	(1,337)

Reclassification adjustment for gains included in net income	(556)	-	(865)	-

Net comprehensive income/(loss)	$ 34	$ (261)	$ 1,465	$ 3,340

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2009	2008
Common Stock:
($10 par value; 1,500,000 shares authorized)
Balance, January 1	$ 8,295	$ 8,521
Issuance of Common Stock	188	-
Repurchase of Common Stock	(67)	(186)
Balance at end of period	8,417	8,335

Surplus:
Balance, January 1	50,085	53,519
Issuance of Common Stock	2,786	-
Repurchase of Common Stock	(990)	(2,827)
Balance at end of period	51,881	50,692

Undivided profits:
Balance, January 1	23,648	19,047
Net Income	2,779	4,677
Cash dividends declared	-	-
Balance at end of period	26,429	23,724

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,498	1,025
Change in net unrealized gains/losses	(1,314)	(1,337)
Balance at end of period	184	(312)

Total stockholders' equity	$86,911	$82,439

Note: Columns may not add due to rounding.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$ 2,779	$ 4,677
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	750	710
Provision for loan losses	4,326	854
Provision for deferred income taxes	(339)	206
Net discount accretion and premium amortization on investment securities	359	(712)
Gain on sale of investment securities	(1,352)	-
Net (gain)/loss on sale of foreclosed assets	13	(11)
Write-down of foreclosed assets	137	-
Decrease in accrued interest receivable	962	482
Decrease in other assets	(44)	(730)
Increase/(decrease) in other liabilities	171	(618)

Net cash provided by operating activities	7,762	4,858

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	46,951	-
Proceeds from maturities/calls of investment securities held to maturity	535	250
Proceeds from maturities/calls of investment securities available for sale	81,495	99,036
Purchase of investment securities available for sale	(136,290)	(76,763)
Purchase of investment securities held to maturity	-	(847)
Proceeds from sale of foreclosed assets	675	77
Net decrease in federal funds sold	21,000	1,000
Net increase in loans	(2,758)	(16,365)
Net proceeds from sales and purchases of equity securities	(17)	623
Premises and equipment expenditures	(1,025)	(1,047)

Net cash provided for investing activities	10,566	5,964

FINANCING ACTIVITIES
Dividends paid	(4,356)	(4,475)
Net increase in deposits	399	21,433
Net increase/(decrease) in securities sold under repurchase agreement	33,530	(11,101)
Net increase/(decrease) in United States Treasury demand notes	(1,084)	968
Net decrease in Federal Home Loan Bank advances	(10,000)	(15,000)
Net increase/(decrease) in other short-term borrowings	(1,120)	1,119
Common shares purchased	(1,057)	(3,013)
Common shares sold	2,974	-

Net cash provided/(used) by financing activities	19,286	(10,069)

Net increase in cash and due from banks	37,614	753

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	19,259	20,941

CASH AND DUE FROM BANKS, END OF PERIOD	$ 56,873	$21,694

CASH PAID FOR:
Interest	$ 6,950	$11,428
Income taxes	$ 1,692	$ 2,264

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 832,892 shares for the six-month period ended June 30, 2009 and 841,100 shares for the six-month period ended June 30, 2008.

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168").  SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content.Citing particular content in theCodification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification.SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1").  This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," (FASB ASC 325-40-65) ("FSP EITF 99-20-1") was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity's intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company's financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), "Subsequent Events," ("SFAS 165") was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009.  See Note 15 for Management's evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company's financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2009 and for the year ended December 31, 2008 were approximately $2,219 and $2,638, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $191,111 at June 30, 2009 and $174,673 at December 31, 2008 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at June 30, 2009 and at December 31, 2008.

	June 30, 2009
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$141,736	$ 676	$ 172	$ 142,240	2.75%
Six to ten years	26,153	49	206	25,996	2.90
	167,889	725	378	168,236	2.77
Mortgage Backed Securities
Six to ten years	2,552	15	6	2,561	3.25%
Over ten years	5,418	56	15	5,459	3.98
	7,970	71	21	8,020	3.74
State, county and municipal
Within one year	1,560	27	-	1,587	7.19%
One to five years	2,991	115	-	3,106	6.63
Six to ten years	15,077	51	261	14,867	5.36
Over ten years	4,280	1	23	4,258	5.32
	23,908	194	284	23,818	5.63

Other Investments
CRA Qualified Investment Fund	749	-	-	749	-
MasterCard International Stock	11	-	-	11	-
	760	-	-	760	-

Total available for sale	$200,527	$ 990	$ 683	$200,834	3.15%

HELD TO MATURITY

State, county and municipal
Within one year	$ 905	$ 12	$ -	$ 917	7.24%
One to five years	831	14	-	845	4.03
Six to ten years	6,235	31	118	6,148	5.50
Over ten years	1,243	9	-	1,252	6.13

Total held to maturity	$ 9,214	$ 66	$ 118	$ 9,162	5.62%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of June 30, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $184 as of June 30, 2009.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2008
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

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (tabular amounts in thousands):

Available for Sale

June 30, 2009
Government Sponsored Entities State, county, and municipal Mortgage Backed Securities Total	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 50,297 10,926 3,176	$ 378 284 21	$ - - -	$ - - -	$ 50,297 10,926 3,176	$ 378 284 21
	$ 64,699	$ 683	$ -	$	$ 64,399	$ 683

December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State, county, and municipal	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401
Total	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401

     Securities classified as available-for-sale are recorded at fair market value.  The Company had no unrealized losses consisting of securities in a continuous loss position for twelve months or more at June 30, 2009 or December 31, 2008.  The Company had total unrealized losses of $683 consisting of 55 securities with a book value of $67,955 at June 30, 2009 and had total unrealized losses of $401 consisting of 22 securities with a book value of $11,328 at December 31, 2008.  Management does not consider these losses other than temporary, intends to hold these securities to maturity, and believes that the Company has the ability to hold these securities to maturity.

     For the six-month period ended June 30, 2009, $45,605 of par value available-for-sale securities were sold for a gain of $1,352.  There were no sales of securities available-for-sale in 2008.

     Management reviews securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2009 and December 31, 2008 by major classification:

	June 30,	December 31,
	2009	2008

Real estate loans - mortgage	$ 373,263	$ 366,948
- construction	89,906	92,010
Agricultural loans	4,036	3,119
Commercial and industrial loans	82,668	89,348
Loans to individuals for household,
family and other consumer expenditures	46,262	46,278
All other loans, including overdrafts and
deferred loan costs	291	578
Gross loans	$ 596,426	$ 598,281
Less allowance for loan losses	(8,400)	(7,091)
Net loans	$ 588,026	$ 591,190

     Changes in the allowance for loan losses for the quarter and six months ended June 30, 2009 and 2008, and the year ended December 31, 2008 are summarized as follows:

	Quarter Ended		Year Ended	Six-Months Ended
	June 30,		December 31,	June 30,
	2009	2008	2008	2009	2008
Balance, beginning of period	$ 6,965	$ 6,639	$ 6,507	$ 7,091	$ 6,507
Charge-offs:
Commercial, financial, and agricultural	770	315	896	1,129	400
Real Estate - construction and mortgage	729	0	750	1,650	103
Loans to individuals	257	161	836	506	318
Total charge-offs	$ 1,756	$ 476	$ 2,482	$ 3,285	$ 821
Recoveries:
Commercial, financial, and agricultural	$ 45	$ 37	$ 278	$ 141	$ 76
Real Estate - construction and mortgage	6	3	44	6	3
Loans to individuals	45	38	211	121	117
Total recoveries	$ 96	$ 78	$ 533	$ 268	$ 196
Net charge-offs/(recoveries)	$ 1,660	$ 398	$ 1,949	$ 3,017	$ 625
Additions charged to operations	$ 3,095	$ 495	$ 2,533	$ 4,326	$ 854
Balance, end of period	$ 8,400	$ 6,736	$ 7,091	$ 8,400	$ 6,736

Ratio of net charge-offs during the period	.28%	.07%	.33%	.50%	.11%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At June 30, 2009, June 30, 2008, and December 31, 2008 loans on which no interest was being accrued totaled $6,097, $718, and $2,990, respectively.  A portion of the loans on which no interest was being accrued as well as other loans identified by management are classified as impaired.  Impaired loans at June 30, 2009, June 30, 2008, and December 31, 2008, were $7,792, $367, and $4,158, respectively.  The Company had $1,410 of foreclosed real estate at June 30, 2009, $79 of foreclosed real estate at June 30, 2008, and $639 of foreclosed real estate at December 31, 2008.  Loans 90 days past due and still accruing interest totaled $590, $199, and $608 at June 30, 2009, June 30, 2008, and December 31, 2008, respectively.

At June 30, 2009, June 30, 2008, and December 31, 2008 classified assets, the majority consisting of classified loans, were $28,324, $17,666, and $18,170, respectively.  At June 30, 2009,  June 30, 2008, and December 31, 2008 classified assets represented 30.25%, 19.67%, and 19.99% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,
	2009	2008
Land and buildings	$ 26,262	$ 26,262
Furniture, fixtures and equipment	9,556	8,811
Construction in progress	376	119
	$ 36,194	$ 35,192
Less accumulated depreciation and amortization	12,516	11,789
	$ 23,678	$ 23,403

     Depreciation and amortization of bank premises and equipment charged to operating expense was $750 for the six-month period ended June 30, 2009, and $1,330 for the year ended December 31, 2008.  The construction in progress is primarily related to the renovation of the Company's Surfside branch office located in Conway, South Carolina, land improvements and installation of an automated teller machine (ATM) at the Company's Carolina Forest site located in Myrtle Beach, South Carolina, and the renovation of the Company's Aynor branch office located in Aynor, South Carolina.  Remaining construction and equipment costs associated with the Surfside branch office, the Carolina Forest ATM, and the Aynor branch office are estimated at approximately $0, $0, and $50, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At June 30, 2009 and December 31, 2008, certificates of deposit of $100 or more included in time deposits totaled approximately $208,237 and $210,669, respectively.  Interest expense on these deposits was approximately $2,839 for the six-month period ended June 30, 2009 and $8,110 for the year ended December 31, 2008.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2009 and December 31, 2008, securities sold under repurchase agreements totaled $100,945 and $67,415, respectively.  Securities with a book value of $104,470 ($108,720 fair value) and $71,752 ($72,845 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.11 percent and 2.41 percent at June 30, 2009 and December 31, 2008, respectively.

NOTE 8 - LINES OF CREDIT

     At June 30, 2009, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $19,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $1,991 at June 30, 2009.  The amount outstanding under the note totaled $1,588 and $2,672 at June 30, 2009 and December 31, 2008, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $68,926 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $20,000 in borrowings under the agreement at June 30, 2009 and $30,000 at December 31, 2008.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended June 30, 2009 and June 30, 2008 on pretax income of $1,166 and $3,177 totaled $325 and $1,040, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2009.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2009
Loan Commitments	$ 45,423
Standby letters of credit	2,487

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and six-month periods ended June 30, 2009 and the year ended December 31, 2008, $94, $194, and $579 respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of June 30, 2009:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$94,292	15.59%	$48,374	8.0%

Tier 1 Capital (to risk weighted assets)	86,727	14.34	24,187	4.0

Tier 1 Capital (to average assets)	86,727	9.66	35,911	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,799	15.35%	$48,372	8.0%	$60,465	10.0%

Tier 1 Capital (to risk weighted assets)	85,234	14.10	24,186	4.0	36,279	6.0

Tier 1 Capital (to average assets)	85,234	9.49	35,909	4.0	44,887	5.0

NOTE 13 - FAIR VALUE MEASUREMENTS

     The estimated fair values of the Company's financial instruments were as follows at June  30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009 Carrying Fair		December 31, 2008 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes
    Other short-term borrowings

	Amount $ 56,873 - 200,834 9,214 3,041 588,026 679,618 100,945 20,000 1,588 -	Value $ 56,873 - 200,834 9,162 3,041 600,872 680,677 100,945 20,000 1,588 -	Amount $ 19,259 21,000 194,178 9,758 3,024 591,190 679,219 67,415 30,000 2,672 1,120	Value $ 19,259 21,000 194,178 9,570 3,024 605,602 680,172 67,415 30,000 2,672 1,120
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 45,423	$ -	$ 53,838	$ -
Standby letters of credit	2,487	-	2,111	-

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

The Company's available-for-sale investment securities ($200,834 at June 30, 2009) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  The Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $7,792.  The Company also generally acquires other real estate owned through foreclosure of debts previously contracted.  Other real estate owned is valued at fair value.  Fair values for other real estate owned are obtained using independent appraisals, which the Company considers to be Level 2 inputs.  The aggregate carrying amount of other real estate owned at June 30, 2009 was $1,410.

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

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	June 30,
ASSETS	2009	2008
Cash	$ 1,457	$ 498
Investment in subsidiary	85,418	83,035
Other assets	36	36
	$ 86,911	$ 83,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term note payable	$ 0	$ 1,119
Other liabilities	0	11
Stockholders' equity	86,911	82,439
	$ 86,911	$ 83,569

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the six-month period ended June 30,
	2009	2008
Equity in net income of subsidiary	$ 2,896	$ 4,767
Other income	0	0
Other expenses	(117)	(90)
NET INCOME	$ 2,779	$ 4,677

NOTE 15 - SUBSEQUENT EVENTS

For the second quarter of 2009, the Company evaluated subsequent events through August 13, 2009.  Since SFAS No. 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company's financial condition, results of operations or cash flows.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at June 30, 2009 and for the three and six-month periods ending June 30, 2009 and 2008  have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans increased 1.2% from $589,410 at June 30, 2008 to $596,426 at June 30, 2009, and decreased .3%, from $598,281 at December 31, 2008 to $596,426 at June 30, 2009.  Loans decreased as a percentage of total assets from 68.7% to 66.6% from June 30, 2008 to June 30, 2009 and decreased from 68.4% to 66.6% from December 31, 2008 to June 30, 2009.  Loan demand in our market area continues at a moderate pace.  Securities and federal funds sold decreased as a percentage of total assets from 25.3% at June 30, 2008 to 23.8% at June 30, 2009, and decreased from 26.1% of total assets at December 31, 2008 to 25.3% at June 30, 2009, a reflection of continued moderate loan demand coupled with lower levels of deposits.  The level of investments and excess Federal Reserve deposits provides for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 13.8% at June 30, 2008 to 11.9% at June 30, 2009, and increased from 11.5% at December 31, 2008 to 11.9% at June 30, 2009.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits decreased from 69.4% of total assets at June 30, 2008 to 64.0% at June 30, 2009, and decreased from 66.2% at December 31, 2008 to 64.0% at June 30, 2009.  Securities sold under agreement to repurchase increased from 5.8% of total assets at June 30, 2008 to 11.3% at June 30, 2009, and increased from 7.7% of total assets at December 31, 2008 to 11.3% at June 30, 2009.  Other short-term borrowings decreased from 3.9% of total assets at December 31, 2008 to 2.4% at June 30, 2009.  Other short-term borrowings increased from .5% at June 30, 2008 to 2.4% at June 30, 2009.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2009 and June 30, 2008 and December 31, 2008:

	June 30,		December 31,
Assets:	2009	2008	2008
Earning assets:
Loans	66.6%	68.7%	68.4%
Securities held to maturity	1.0	1.0	1.1
Securities available for sale	22.8	21.4	22.6
Federal funds sold and securities purchased under agreement to resell	0.0	2.9	2.4
Other earning assets	4.6	0.0	0.0
Total earning assets	95.0	94.0	94.5
Other assets	5.0	6.0	5.5
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	64.0%	69.4%	66.2%
Federal funds purchased and securities sold under agreement to repurchase	11.3	5.8	7.7
Other short-term borrowings	2.4	.5	3.9
Total interest-bearing liabilities	77.7	75.7	77.8
Noninterest-bearing deposits	11.9	13.8	11.5
Other liabilities	.7	.9	1.2
Stockholders' equity	9.7	9.6	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended June 30, 2009 and 2008 were $841 and $2,137, respectively, resulting in a return on average assets of .37% and 1.00% and a return on average stockholders' equity of 3.84% and 10.13%, respectively.

Earnings for the six-month periods ended June 30, 2009 and 2008 were $2,779 and $4,677, respectively, resulting in a return on average assets of .62% and 1.08% and a return on average stockholders equity of 6.41% and 11.17%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain noninterest income at adequate levels (see Net Income - Noninterest Income) and to control noninterest expenses (see Net Income - Noninterest Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $37,256 or 4.3% to $895,547 at June 30, 2009 from $858,291 at June 30, 2008. The following table sets forth the financial highlights for the three and six-month periods ended at June 30, 2009 and June 30, 2008:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,

	2009	2008	Percent Increase (Decrease)	2009	2008	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 5,015	$ 7,273	(31.1)%	$ 11,652	$ 14,900	(21.8)%
Income before income taxes	1,166	3,177	(63.3)	4,024	7,012	(42.6)
Net Income	841	2,137	(60.6)	2,779	4,677	(40.6)
Per Share	1.01	2.56	(60.5)	3.34	5.56	(39.9)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	895,546	858,291	4.3%	895,546	858,291	4.3%
Total deposits	679,618	713,722	(4.8)	679,618	713,722	(4.8)
Loans	595,547	589,410	1.2	595,547	589,410	1.2
Investment securities and securities available for sale	210,048	190,651	10.2	210,048	190,651	10.2
Stockholders' equity	86,911	82,439	5.4	86,911	82,439	5.4
Book value per share	103.26	98.90	4.4	103.26	98.90	4.4
Ratios:
Annualized return on average total assets(1)	.37%	1.00%	(63.0)%	.62%	1.08%	(42.6)%
Annualized return on average stockholders' equity(1)	3.84%	10.13%	(62.1)%	6.41%	11.17%	(42.6)%

(1)       For the three-month period ended June 30, 2009, average total assets amounted to $897,773 with average stockholders' equity totaling $87,581 for the same period.

            For the six-month period ended June 30, 2009, average total assets amounted to $894,330 with average stockholders' equity totaling $86,643 for the same period.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2009 and 2008.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment on which the interest rate can be repriced either up or down within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability on which the interest rate can be repriced either up or down within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank maintained net interest margins for the three and six-month periods ended June 30, 2009 of 3.87% and 3.83%, respectively, and 3.91% and 3.92%, respectively, for the same periods in 2008, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one which enhances net interest margin.  As well, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended June 30, 2009 was $8,262, an increase of 4.6% from the $7,909 attained for the three-month period ended June 30, 2008.  During the same period, total fully-tax-equivalent interest income decreased by 10.0% to $11,315 from $12,569 and total interest expense decreased by 34.5% to $3,053 from $4,660.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased .04% to 3.87% for the three-month period ended June 30, 2009 from 3.91% for the three-month period ended June 30, 2008.

Fully-tax-equivalent net interest income for the six-month period ended June 30, 2009 was $16,277, an increase of 1.5% from the $16,036 attained for the six-month period ended June 30, 2008.  During the same period, total fully-tax-equivalent interest income decreased by 13.9% to $22,716 from $26,390 and total interest expense decreased by 37.8% to $6,439 from $10,354.  Fully-tax-equivalent net interest income as  a percentage of average total earning assets decreased .09% to 3.83% for the six-month period ended June 30, 2009 from 3.92% for the six-month period ended June 30, 2008.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2009 and 2008, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2009 and 2008.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 6/30/09			Three Months Ended 6/30/08
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$600,557	$ 9,411	6.27%	$589,333	$ 10,152	6.89%
Securities:
Taxable	188,296	1,441	3.06	171,025	1,900	4.44
Tax-exempt	30,928	448	(2) 5.79	27,563	415	(2) 6.02
Federal funds sold and securities purchased under
agreement to resell	4,440	4.36		20,347	102	2.00
Other earning assets	29,902	11.15		0	0	0.00
Total earning assets	854,123	11,315	5.30	808,268	12,569	6.22
Other assets	43,650			42,931
Total assets	$897,773			$851,199

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$567,970	2,673	1.88	$570,623	4,365	3.06
Federal funds purchased and securities sold under
agreement to repurchase	108,386	302	1.11	49,422	277	2.24
Other short-term borrowings	21,660	78	1.44	2,737	18	2.63
Total interest-bearing liabilities	$698,016	$ 3,053	1.75	$622,782	$ 4,660	2.99
Noninterest-bearing deposits	104,871			115,614
Other liabilities	7,305			28,384
Stockholders' equity	87,581			84,419
Total liabilities and stockholders' equity	$897,773			$851,199
Net interest income as a percent of total
earning assets	$854,123	$ 8,262	3.87	$808,268	$ 7,909	3.91

Ratios:
Annualized return on average total assets			.37			1.00
Annualized return on average stockholders' equity			3.84			10.13
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.76			9.92
Average total deposits			13.02			12.30
Average loans			14.58			14.32
Average earning assets as a percent of
average total assets			95.14			94.96

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $132 and $168 are included in the above interest income for June 30, 2009 and 2008, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $6,097 and $718 for June 30, 2009 and 2008, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $152 and $141 for June 30, 2009 and 2008, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Six Months Ended 6/30/09			Six Months Ended 6/30/08
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$599,378	$ 18,789	6.27%	$584,778	$ 20,739	7.09%
Securities:
Taxable	183,122	3,010	3.29	175,271	4,400	5.02
Tax-exempt	30,387	880	(2) 5.79	27,600	829	(2) 6.01
Federal funds sold and securities purchased under
agreement to resell	15,552	20.26		30,032	422	2.81
Other earning assets	21,343	17.16		0	0	0.00
Total earning assets	849,782	22,716	5.35	817,681	26,390	6.45
Other assets	44,548			47,568
Total assets	$894,330			$865,249

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$571,760	5,663	1.98	$570,655	9,468	3.32
Federal funds purchased and securities sold under
agreement to repurchase	96,078	590	1.23	55,769	756	2.71
Other short-term borrowings	26,848	186	1.39	4,950	130	5.25
Total interest-bearing liabilities	$694,686	$ 6,439	1.85	$631,374	$ 10,354	3.28
Noninterest-bearing deposits	106,248			117,308
Other liabilities	6,753			32,846
Stockholders' equity	86,643			83,721
Total liabilities and stockholders' equity	$894,330			$865,249
Net interest income as a percent of total
earning assets	$849,782	$16,277	3.83	$817,681	$ 16,036	3.92

Ratios:
Annualized return on average total assets			.62			1.08
Annualized return on average stockholders' equity			6.41			11.17
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.69			9.68
Average total deposits			12.78			12.17
Average loans			14.46			14.32
Average earning assets as a percent of
average total assets			95.02			94.50

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $270 and $331 are included in the above interest income for June 30, 2009 and 2008, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $6,097 and $718 for June 30, 2009 and 2008, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $299 and $282 for June 30, 2009 and 2008, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2009 and 2008

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009(3)	2008(3)	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$600,557	$589,333	6.27%	6.89%	$9,411	$10,152	$ (741)	$ (917)	$ 176
Investment securities:
Taxable	188,296	171,025	3.06%	4.44%	1,441	1,900	(459)	(591)	132
Tax-exempt (2)	30,928	27,563	5.79%	6.02%	448	415	33	(16)	49
Federal funds sold and Securities
purchased under agreement to resell	4,440	20,347.36%		2.00%	4	102	(98)	(84)	(14)
Other Earning Assets	29,902	0.15%		0.00%	11	0	11	0	11

Total Earning Assets	$854,123	$808,268	5.30%	6.22%	$11,315	$12,569	$(1,254)	$(1,608)	$ 354

Interest-bearing Liabilities:

Interest-bearing deposits	$567,970	$570,623	1.88%	3.06%	$ 2,673	$ 4,365	$(1,692)	$(1,680)	$ (12)
Federal funds purchased and securities
sold under agreement to repurchase	108,386	49,422	1.11%	2.24%	302	277	25	(139)	164
Other short-term borrowings	21,660	2,737	1.44%	2.63%	78	18	60	(8)	68

Total Interest-bearing Liabilities	698,016	622,782	1.75%	2.99%	3,053	4,660	(1,607)	(1,827)	220
Interest-free Funds Supporting
Earning Assets	156,107	185,486

Total Funds Supporting Earning Assets	$854,123	$808,268	1.43%	2.31%	$ 3,053	$ 4,660	$ (1,607)	$(1,827)	$ 220

Interest Rate Spread			3.55%	3.23%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.32%	.68%
Net Yield on Earning Assets			3.87%	3.91%	$ 8,262	$ 7,909

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2009 and 2008

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009(3)	2008(3)	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$599,378	$584,778	6.27%	7.09%	$18,789	$20,739	$(1,950)	$(2,408)	$ 458
Investment securities:
Taxable	183,122	175,271	3.29%	5.02%	3,010	4,400	(1,390)	(1,519)	129
Tax-exempt (2)	30,387	27,600	5.79%	6.01%	880	829	51	(30)	81
Federal funds sold and Securities
purchased under agreement to resell	15,552	30,032.26%		2.81%	20	422	(402)	(383)	(19)
Other Earning Assets	21,343	0.16%		0.00%	17	0	17	0	17

Total Earning Assets	$849,782	$817,681	5.35%	6.45%	$22,716	$26,390	$(3,674)	$(4,340)	$ 666

Interest-bearing Liabilities:

Interest-bearing deposits	$571,760	$570,655	1.98%	3.32%	$ 5,663	$ 9,468	$(3,805)	$(3,816)	$ 11
Federal funds purchased and securities
sold under agreement to repurchase	96,078	55,769	1.23%	2.71%	590	756	(166)	(414)	248
Other short-term borrowings	26,848	4,950	1.39%	5.25%	186	130	56	(96)	152

Total Interest-bearing Liabilities	694,686	631,374	1.85%	3.28%	6,439	10,354	(3,915)	(4,326)	411
Interest-free Funds Supporting
Earning Assets	155,096	186,307

Total Funds Supporting Earning Assets	$849,782	$817,681	1.52%	2.53%	$ 6,439	$10,354	$ (3,915)	$(4,326)	$ 411

Interest Rate Spread			3.50%	3.17%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.33%	.75%
Net Yield on Earning Assets			3.83%	3.92%	$16,277	$16,036

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

The provision for loan losses was $3,095 for the three-month period ended June 30, 2009 and $495 for the three-month period ended June 30, 2008.  Net loan charge-offs/(recoveries) totaled $1,660 for the three-month period ended June 30, 2009 and $398 for the same period in 2008.  The increased provisions and higher level of net charge-offs during the three-month period ended June 30, 2009 reflects the, at present, national economic recession and its impact on the local economy in which the Company operates.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 1.43% at June 30, 2009 and was 1.16% at June 30, 2008.

The provision for loan losses was $4,326 for the six-month period ended June 30, 2009 and $854 for the six-month period ended June 30, 2008.  Net loan charge-offs/(recoveries) totaled $3,017 for the six-month period ended June 30, 2009 and $625 for the same period in 2008.  The increased provision and higher level of net charge-offs during the six-month period ended June 30, 2009 again reflects the decline in local economic activity as noted in the preceding paragraph.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at June 30, 2009 and 2008 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2009, some markedly, and remained above levels historically experienced by the Company at June 30, 2009.  Although increased, management considers all such levels manageable, and well below current industry averages.  However, management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  Consequently, management anticipates the Company will continue to incur above average provisions for the remainder of 2009, and possibly further into the future.

Securities Transactions - At June 30, 2009, December 31, 2008, and June 30, 2008 total market value appreciation in the investment portfolio totaled $255, $2,310, and $(541), respectively.  As indicated, the market values of the Company's investment portfolio increased from June 30, 2008 to December 31, 2008, and decreased from December 31, 2008 to June 30, 2009.  During 2008 bond values fluctuated due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  During the first half of 2009 management sold a portion of its investment portfolio, in part, to take advantage of existing gains in a historically low interest rate environment, and, in part, to facilitate the re-establishment of its investment portfolio maturity strategy previously impacted by numerous investment calls.  All investments sold were callable in the near term.  The decline in the total market value appreciation during the periods is also attributable to the reinvestment of investment proceeds at currently lower market interest rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three periods ended June 30, 2009 and June 30, 2008 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income increased by 43.8% to $2,484 for the three-month period ended June 30, 2009 from $1,728 for the three-month period ended June 30, 2008.   Noninterest income increased by 22.5% to $4,376 for the six-month period ended June 30, 2009 from $3,573 for the six-month period ended June 30, 2008.  The increase in noninterest income for the three and six-month periods ended June 30, 2009, was primarily due to realized gains from the sale of investment securities, $875 and $1,352, respectively.  These gains were offset by decreased service charges on deposit accounts, down $90 or 9.3% to $881 for the three-month period ended June 30, 2009, and down $211 or 11.0% to $1,700 for the six-month period ended June 30, 2009.  These gains were also offset by other operating income, down $29 or 3.8% to $728 for the three-month period ended June 30, 2009, and down $338 or 20.3% to $1,324 for the six-month period ended June 30, 2009.

Noninterest Expenses - Noninterest expenses increased by 8.7% to $6,333 for the three-month period ended June 30, 2009 from $5,824 for the three-month period ended June 30, 2008.  The major components of noninterest expenses are salaries and employee benefits, which decreased 4.5% to $3,525 from $3,690; occupancy expense which increased 16.8% to $812 from $695; and other operating expenses which increased by 38.7% to $1,996 from $1,439.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  However, the increase in occupancy expense during 2009 is primarily attributable to the

NET INCOME (continued)

Company's installation of a new core application system, the renovation of branch offices, and the replacement of automated teller machines (ATMs).  Other operating expenses have increased due to increased FDIC premiums, including a special assessment of $406 accrued as of June 30, 2009 and payable September 30, 2009, and increased other miscellaneous expense.

Noninterest expenses increased by 4.7% to $12,004 for the six-month period ended June 30, 2009 from $11,461 for the six-month period ended June 30, 2008.  The major components of noninterest expenses are salaries and employee benefits which decreased 4.3% to $7,093 from $7,411.  Occupancy expense increased 4.4% to $1,602 for the six-month period ended June 30, 2009 from $1,534 for the same period in 2008.  Other operating expenses increased 31.5% to $3,309 from $2,516 for the same periods, respectively.  Other operating expenses have increased due to increased FDIC premiums, including a special assessment of $406 accrued as of June 30, 2009 and payable September 30, 2009, and increased other miscellaneous expense.

Income Taxes - Provisions for income taxes decreased 68.8% to $325 for the three-month period ended June 30, 2009 from $1,040 for the three-month period ended June 30, 2008.  Income before income taxes less interest on tax-exempt investment securities decreased 70.0% to $870 for the three-month period ended June 30, 2009 from $2,903 for the same period in 2008.

Provisions for income taxes decreased 46.7% to $1,245 for the six-month period ended June 30, 2009 from $2,335 for the six-month period ended June 30, 2008.  Income before income taxes less interest on tax-exempt investment securities decreased by 46.7% to $3,443 for the six-month period ended June 30, 2009 from $6,465 for the same period in 2008.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management believes that short-term and long-term liquidity sources are adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Although the Bank has not experienced heavy liquidity pressures, there can be no assurance that such pressures will not be felt in the future.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The table below summarizes future contractual obligations as of June 30, 2009 (in thousands).

	At June 30, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	313,802	28,718	4,795	7,460	-	354,775
Borrowings	112,533	10,000	-	-	-	122,533

Total	426,335	38,718	4.795	7,460	-	477,308

CAPITAL RESOURCES

Total stockholders' equity was $86,911 and $83,526 at June 30, 2009 and December 31, 2008, representing 9.70% and 9.55% of total assets, respectively.  At June 30, 2009, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

The Company began a limited offering of up to 25,000 shares of the Company's Common Stock, $10.00 par value per share, in June, 2009.  The offering price was $158.00 per share with a minimum purchase of 25 shares, or $3,950, and an aggregate offering amount of $3,950,000.  Through March 31, 2009, the Company had sold 400 shares for $63,200. Through June 1, 2009, when the offering terminated, total sales (including sales through March, 2009) equaled 18,826 shares, or $2,974,508.  There were no underwriting discounts or commissions.  The shares were offered to and purchased by selected accredited investors and nonaccredited investors employed by or having a business relationship with the Company (limited to 35 nonaccredited purchasers).  The shares were offered in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2009	1,220	$158.00	-	-
May 1 - May 31, 2009	3,579	158.00	-	-
June 1 - June 30, 2009	865	158.00	-	-
Total	5,664	$158.00	-	-

(1) During the period covered by this report, the Company purchased 5,664 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 12, 2009, the Company held its annual meeting of shareholders.  At the meeting, two matters were voted on with results as follows:

1.   Election of four directors to each serve three-year terms:

	SHARES VOTED
		AUTHORITY	BROKER
	FOR	WITHHELD	NON-VOTES

Three-year terms
William R. Benson	548,244	16,946	0
Edward T. Kelaher	564,760	430	0
George F. Sasser	565,190	0	0
Lynn G. Stevens	565,190	0	0

The following directors continue to serve until the annual meetings in the years indicated and were not voted on at the 2009 annual meeting:  James W. Barnette, Jr. - 2010; Harold G. Cushman, III - 2010; W. Jennings Duncan - 2010; Harold G. Cushman, Jr. - 2011; William O. Marsh - 2011; John C. Thompson - 2011.

2.    Ratification of Elliott Davis, LLC as the Company's independent registered public accounting firm for the year ending
       December 31, 2009.

FOR	AGAINST	ABSTAIN
563,758	0	1,432

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer, and Chief Financial Officer

Date:  August 13, 2009

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