Form 10-Q
period 2009-09-30
CNB CORP /SC/
filed 2009-11-12
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:  1,677,482 shares of common stock, par value $5 per share, November 1, 2009, adjusted for the effect of a two-for-one stock split declared October 13, 2009.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2009, December 31, 2008, and September 30, 2008	2

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008	3

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30
SIGNATURE	30

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 48,779	$ 19,259	$ 18,110
Investment securities held to maturity	9,210	9,758	8,297
(Fair values of $9,494 at September 30, 2009, $9,570 at December 31, 2008, and $8,362 at September 30, 2008)
Investment securities available for sale	222,502	194,178	188,374
(Amortized cost of $220,443 at September 30, 2009, $191,680 at December 31, 2008, and
$186,666 at September 30, 2008)
Federal funds sold and securities purchased
under agreement to resell	14,000	21,000	20,000
Other investments	3,041	3,024	2,124
Loans:
Total loans	586,947	598,281	588,371
Less allowance for possible loan losses	(8,967)	(7,091)	(6,792)
Net loans	577,980	591,190	581,579
Bank premises and equipment	23,596	23,403	23,003
Other assets	13,227	12,813	12,003
Total assets	$912,335	$874,625	$853,490

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$107,026	$100,560	$111,473
Interest-bearing	579,308	578,659	574,543
Total deposits	686,334	679,219	686,016
Federal funds purchased and securities sold under
agreement to repurchase	110,151	67,415	60,812
United States Treasury demand notes	743	2,672	2,674
Federal Home Loan Bank advances	20,000	30,000	10,000
Short term note payable	0	1,120	1,119
Other liabilities	6,192	10,673	6,899
Total liabilities	823,420	791,099	767,520

Stockholders' equity:
Common stock*, par value $5 per share; Authorized 3,000,000; issued 1,679,124 at September 30, 2009, 1,659,036 at December 31, 2008, and 1,664,740 at September 30, 2008.	8,396	8,295	8,323
Capital in excess of par value of stock	51,563	50,085	50,512
Retained earnings	27,721	23,648	26,110
Accumulated other comprehensive income	1,235	1,498	1,025
Total stockholders' equity	88,915	83,526	85,970
Total liabilities and stockholders' equity	$912,335	$874,625	$853,490
*Adjusted for the effect of a two-for-one stock split during 2009. See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Income:	2009	2008	2009	2008
Interest and fees on loans	$ 9,228	$ 9,914	$ 28,017	$ 30,653
Interest on investment securities:
Taxable investment securities	1,247	1,758	4,257	6,158
Tax-exempt investment securities	316	268	897	815
Interest on federal funds sold and securities purchased under agreement to resell	3	110	23	532
Other interest income	27	0	44	0
Total interest income	10,821	12,050	33,238	38,158

Interest Expense:
Interest on deposits	2,539	3,686	8,202	13,154
Interest on federal funds purchased and securities
sold under agreement to repurchase	279	321	869	1,077
Interest on other short-term borrowings	79	43	265	173
Total interest expense	2,897	4,050	9,336	14,404

Net interest income	7,924	8,000	23,902	23,754
Provision for loan losses	2,221	500	6,547	1,354
Net interest income after provision for loan losses	5,703	7,500	17,355	22,400

Noninterest income:
Service charges on deposit accounts	904	952	2,604	2,863
Gains on sale of securities	0	0	1,352	0
Other operating income	998	1,095	2,322	2,757
Total noninterest income	1,902	2,047	6,278	5,620

Noninterest expenses:
Salaries and employee benefits	3,472	3,741	10,565	11,152
Occupancy expense	824	820	2,426	2,354
Other operating expenses	1,403	1,356	4,712	3,872
Total noninterest expenses	5,699	5,917	17,703	17,378

Income before income taxes	1,906	3,630	5,930	10,642
Income tax provision	614	1,245	1,859	3,580
Net income	$ 1,292	$ 2,385	$ 4,071	$ 7,062

Per Share Data*

Net income per weighted average shares outstanding	$ .77	$ 1.43	$ 2.44	$ 4.21

Cash dividend paid per share	$ 0	$ 0	$ 0	$ 0

Book value per actual number of shares outstanding	$ 52.95	$ 51.64	$ 52.95	$ 51.64

Weighted average number of shares outstanding	1,680,612	1,665,794	1,670,782	1,676,690

Actual number of shares outstanding	1,679,124	1,664,740	1,679,124	1,664,740
*Adjusted for the effect of a two-for-one stock split during 2009. See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net income	$ 1,292	$ 2,385	$ 4,071	$ 7,062

Other comprehensive income/(loss), net of tax

Unrealized gains on securities:

Unrealized holding gains during period	1,051	1,379	602	-

Reclassification adjustment for gains included in net income	-	-	(865)	-

Net comprehensive income	$ 2,343	$ 3,925	$ 3,808	$ 7,062

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Common Stock:
($5 par value, 3,000,000 shares authorized*)
Balance, January 1	$ 8,295	$ 8,521
Issuance of Common Stock	188	3
Repurchase of Common Stock	(88)	(201)
Balance at end of period	8,396	8,323

Surplus:
Balance, January 1	50,085	53,519
Issuance of Common Stock	2,786	48
Repurchase of Common Stock	(1,308)	(3,054)
Balance at end of period	51,563	50,512

Undivided profits:
Balance, January 1	23,648	19,047
Net Income	4,071	7,062
Cash dividends declared	-	-
Balance at end of period	27,721	26,110

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,498	1,025
Change in net unrealized gains/losses	(263)	0
Balance at end of period	1,235	1,025

Total stockholders' equity	$88,915	$85,970

Note: Columns may not add due to rounding.

*Adjusted for the effect of a two-for-one stock split during 2009.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$ 4,071	$ 7,062
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,170	1,064
Provision for loan losses	6,547	1,354
Provision for deferred income taxes	(610)	434
Net discount accretion and premium amortization on investment securities	614	(715)
Gain on sale of investment securities	(1,352)	-
Net (gain)/loss on sale of foreclosed assets	9	(17)
Write-down of foreclosed assets	137	-
Decrease in accrued interest receivable	1,466	775
Increase in other assets	(190)	(657)
Decrease in other liabilities	(122)	(1,550)

Net cash provided by operating activities	11,740	7,750

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	46,951	-
Proceeds from maturities/calls of investment securities held to maturity	535	250
Proceeds from maturities/calls of investment securities available for sale	119,499	110,351
Purchase of investment securities available for sale	(194,461)	(91,866)
Purchase of investment securities held to maturity	-	(847)
Proceeds from sale of foreclosed assets	1,001	119
Net decrease in federal funds sold	7,000	6,000
Net (increase)/decrease in loans	4,611	(15,961)
Net proceeds from sales and purchases of equity securities	(17)	173
Premises and equipment expenditures	(1,363)	(1,139)

Net cash provided/(used) for investing activities	(16,244)	7,080

FINANCING ACTIVITIES
Dividends paid	(4,357)	(4,475)
Net increase/(decrease) in deposits	7,115	(6,273)
Net increase/(decrease) in securities sold under repurchase agreement	42,736	(124)
Net increase/(decrease) in United States Treasury demand notes	(1,929)	297
Net decrease in Federal Home Loan Bank advances	(10,000)	(5,000)
Net increase/(decrease) in other short-term borrowings	(1,120)	1,119
Common shares purchased	(1,396)	(3,205)
Common shares sold	2,975	-

Net cash provided/(used) by financing activities	34,024	(17,661)

Net increase/(decrease) in cash and due from banks	29,520	(2,831)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	19,259	20,941

CASH AND DUE FROM BANKS, END OF PERIOD	$ 48,779	$18,110

CASH PAID FOR:
Interest	$ 10,457	$16,682
Income taxes	$ 1,396	$ 3,512

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,670,782 shares for the nine-month period ended September 30, 2009 and 1,676,690 shares for the nine-month period ended September 30, 2008.

Fair values of financial instruments

Financial Accounting Standards Board Accounting Standards Codification 820 (FASB ASC 820), "Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  FASB ASC 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168").  SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, "Topic 105 -Generally Accepted Accounting Principles" ("ASU 2009-1") which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee's net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity's measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2009 and for the year ended December 31, 2008 were approximately $2,132 and $2,638, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with a par value of approximately $201,636 at September 30, 2009 and $174,673 at December 31, 2008 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at September 30, 2009 and at December 31, 2008.

	September 30, 2009

	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$151,185	$ 1,189	$ 68	$ 152,306	2.37%
Six to ten years	33,617	203	162	33,658	2.75
	184,802	1,392	230	185,964	2.44
Mortgage Backed Securities
Six to ten years	2,383	75	-	2,458	3.86%
Over ten years	7,466	174	-	7,640	3.92
	9,849	249	-	10,098	3.89
State, county and municipal
Within one year	1,381	27	-	1,408	6.74%
One to five years	2,543	112	-	2,655	6.27
Six to ten years	15,457	449	66	15,840	5.32
Over ten years	5,637	126	-	5,763	5.24
	25,018	714	66	25,666	5.48

Other Investments
CRA Qualified Investment Fund	763	-	-	763	-
MasterCard International Stock	11	-	-	11	-
	774	-	-	774	-

Total available for sale	$220,443	$ 2,355	$ 296	$222,502	2.85%

HELD TO MATURITY

State, county and municipal
Within one year	$ 905	$ 10	$ -	$ 915	6.70%
One to five years	829	22	-	851	4.11
Six to ten years	6,233	197	20	6,410	5.50
Over ten years	1,243	75	-	1,318	6.14

Total held to maturity	$ 9,210	$ 304	$ 20	$ 9,494	5.58%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of September 30, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,235 as of September 30, 2009.

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

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (tabular amounts in thousands):

Available for Sale

September 30, 2009
Government Sponsored Entities State, county, and municipal Total	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 28,907 2,569	$ 230 66	$ - -	$ - -	$ 28,907 2,569	$ 230 66
	$ 31,476	$ 296	$ -	$	$ 31,476	$ 296
December 31, 2008
State, county, and municipal Total	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401
	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401

     Securities classified as available-for-sale are recorded at fair market value.  The Company had no unrealized losses consisting of securities in a continuous loss position for twelve months or more at September 30, 2009 or December 31, 2008.  The Company had total unrealized losses of $296 consisting of 20 securities with a fair value of $31,476 at September 30, 2009 and had total unrealized losses of $401 consisting of 22 securities with a fair value of $10,926 at December 31, 2008.  Management does not consider these losses other than temporary, intends to hold these securities to maturity, and believes that the Company has the ability to hold these securities to maturity.

     For the nine-month period ended September 30, 2009, $45,605 of par value available-for-sale securities were sold for a gain of $1,352.  There were no sales of securities available-for-sale in 2008.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2009 and December 31, 2008 by major classification:

	September 30,	December 31,
	2009	2008

Real estate loans - mortgage	$ 377,276	$ 366,948
- construction	83,561	92,010
Agricultural loans	3,099	3,119
Commercial and industrial loans	76,934	89,348
Loans to individuals for household,
family and other consumer expenditures	45,609	46,278
All other loans, including overdrafts and
deferred loan costs	468	578
Gross loans	$ 586,947	$ 598,281
Less allowance for loan losses	(8,967)	(7,091)
Net loans	$ 577,980	$ 591,190

     Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008 are summarized as follows:

	Quarter Ended		Year Ended	Nine-Months Ended
	September 30,		December 31,	September 30,
	2009	2008	2008	2009	2008
Balance, beginning of period	$ 8,400	$ 6,736	$ 6,507	$ 7,091	$ 6,507
Charge-offs:
Commercial, financial, and agricultural	479	225	896	1,608	625
Real Estate - construction and mortgage	1,360	137	750	3,010	240
Loans to individuals	239	215	836	745	533
Total charge-offs	$ 2,078	$ 577	$ 2,482	$ 5,363	$ 1,398
Recoveries:
Commercial, financial, and agricultural	$ 115	$ 85	$ 278	$ 256	$ 161
Real Estate - construction and mortgage	7	1	44	13	4
Loans to individuals	302	47	211	423	164
Total recoveries	$ 424	$ 133	$ 533	$ 692	$ 329
Net charge-offs/(recoveries)	$ 1,654	$ 444	$ 1,949	$ 4,671	$ 1,069
Additions charged to operations	$ 2,221	$ 500	$ 2,533	$ 6,547	$ 1,354
Balance, end of period	$ 8,967	$ 6,792	$ 7,091	$ 8,967	$ 6,792

Ratio of net charge-offs during the period	.28%	.08%	.33%	.78%	.18%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At September 30, 2009, September 30, 2008, and December 31, 2008 loans on which no interest was being accrued totaled $11,318, $3,230 and $2,990, respectively.  A portion of the loans on which no interest was being accrued as well as other loans identified by management are classified as impaired.  Impaired loans at September 30, 2009, September 30, 2008, and December 31, 2008, were $12,992, $367, and $4,158, respectively.  The Company had $1,544 of foreclosed real estate at September 30, 2009, $239 of foreclosed real estate at September 30, 2008, and $639 of foreclosed real estate at December 31, 2008.  Loans 90 days past due and still accruing interest totaled $711, $248, and $608 at September 30, 2009, September 30, 2008, and December 31, 2008, respectively.

At September 30, 2009, September 30, 2008, and December 31, 2008 classified assets, the majority consisting of classified loans, were $47,551, $18,885, and $18,170, respectively.  At September 30, 2009,  September 30, 2008, and December 31, 2008 classified assets represented 49.20%, 20.25%, and 19.99% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,
	2009	2008
Land and buildings	$ 26,262	$ 26,262
Furniture, fixtures and equipment	9,812	8,811
Construction in progress	437	119
	$ 36,511	$ 35,192
Less accumulated depreciation and amortization	12,915	11,789
	$ 23,596	$ 23,403

     Depreciation and amortization of bank premises and equipment charged to operating expense was $1,170 for the nine-month period ended September 30, 2009, and $1,330 for the year ended December 31, 2008.  The construction in progress is primarily related to the renovation of the Company's Surfside branch office located in Conway, South Carolina, land improvements and installation of an automated teller machine (ATM) at the Company's Carolina Forest site located in Myrtle Beach, South Carolina, and the renovation of the Company's Aynor branch office located in Aynor, South Carolina.  No remaining construction and equipment costs are associated with the Surfside branch office, the Carolina Forest ATM, and the Aynor branch office.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At September 30, 2009 and December 31, 2008, certificates of deposit of $100 or more included in time deposits totaled approximately $204,249 and $210,669, respectively.  Interest expense on these deposits was approximately $4,124 for the nine-month period ended September 30, 2009 and $8,110 for the year ended December 31, 2008.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2009 and December 31, 2008, securities sold under repurchase agreements totaled $110,151 and $67,415, respectively.  Securities with a book value of $122,579 ($123,308 fair value) and $71,752 ($72,845 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was 1.00 percent and 2.41 percent at September 30, 2009 and December 31, 2008, respectively.

NOTE 8 - LINES OF CREDIT

     At September 30, 2009, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $30,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,011 at September 30, 2009.  The amount outstanding under the note totaled $743 and $2,672 at September 30, 2009 and December 31, 2008, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $68,756 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $20,000 in borrowings under the agreement at September 30, 2009 and $30,000 at December 31, 2008.

NOTE 9 - INCOME TAXES

     Income tax expense for the quarters ended September 30, 2009 and September 30, 2008 on pretax income of $1,906 and $3,630 totaled $614 and $1,245, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2009.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2009
Loan Commitments	$ 48,538
Standby letters of credit	2,225

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

     Management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises.  Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2009 and the year ended December 31, 2008, $92, $286, and $579 respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of September 30, 2009:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$95,160	15.94%	$47,757	8.0%

Tier 1 Capital (to risk weighted assets)	87,680	14.69	23,879	4.0

Tier 1 Capital (to average assets)	87,680	9.66	36,298	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$94,018	15.75%	$47,754	8.0%	$59,693	10.0%

Tier 1 Capital (to risk weighted assets)	86,538	14.50	23,877	4.0	35,816	6.0

Tier 1 Capital (to average assets)	86,538	9.54	36,296	4.0	45,370	5.0

NOTE 13 - FAIR VALUE MEASUREMENTS

     The estimated fair values of the Company's financial instruments were as follows at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009 Carrying Fair		December 31, 2008 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes
    Other short-term borrowings

	Amount $ 48,779 14,000 222,502 9,210 3,041 577,980 686,334 110,151 20,000 743 -	Value $ 48,779 14,000 222,502 9,494 3,041 590,325 687,085 110,151 20,000 743 -	Amount $ 19,259 21,000 194,178 9,758 3,024 591,190 679,219 67,415 30,000 2,672 1,120	Value $ 19,259 21,000 194,178 9,570 3,024 605,602 680,172 67,415 30,000 2,672 1,120
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 48,538	$ -	$ 53,838	$ -
Standby letters of credit	2,225	-	2,111	-

Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value of Financial Instruments" which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company's available-for-sale investment securities ($222,502 at September 30, 2009) include debt securities of U.S. government sponsored enterprises, municipal bonds, and mortgage backed securities.  The Company considers the market quoted prices of these instruments to be equivalent to debt securities that are traded less frequently than exchange-traded instruments and therefore classifies them as Level 2 inputs.  The Company predominantly makes loans for the purposes of real estate acquisition, construction, agriculture, commercial and industrial needs, and consumer expenditures.  The majority of the Company's loans are real estate secured.  Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $12,992.  The Company also generally acquires other real estate owned through foreclosure of debts previously contracted.  Other real estate owned is valued at fair value.  Fair values for other real estate owned are obtained using independent appraisals, which the Company considers to be Level 2 inputs.  The aggregate carrying amount of other real estate owned at September 30, 2009 was $1,544.

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

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	September 30,
ASSETS	2009	2008
Cash	$ 1,105	$ 577
Investment in subsidiary	87,773	86,486
Other assets	37	37
	$ 88,915	$ 87,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term note payable	$ 0	$ 1,119
Other liabilities	0	11
Stockholders' equity	88,915	85,970
	$ 88,915	$ 87,100

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the nine-month period ended September 30,
	2009	2008
Equity in net income of subsidiary	$ 4,200	$ 6,881
Other income	0	283
Other expenses	(129)	(102)
NET INCOME	$ 4,071	$ 7,062

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through November 9, 2009, which is the date that the financial statements were issued.

Subsequent events may either provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements (recognized subsequent events), or provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before the financial statements were issued (nonrecognized subsequent events).  The effects of recognized subsequent events, if any, have been included in the financial statements.  If the effects of nonrecognized subsequent events, if any, are of a nature that they must be disclosed to keep the financial statements from being misleading, the Company would disclose both the nature of the event, an estimate of its financial effect or would state that an estimate of the financial effect cannot be made.  As of September 30, 2009, other than as set forth below, there were no nonrecognized subsequent events that required disclosure.

On October 13, 2009, the Company effected a two-for-one common stock split, which resulted in the reduction of the par value of its common stock from $10 per share to $5 per share and the issuance of 838,741 additional shares.  The earnings per common share for the year ended December 31, 2008 have been retroactively adjusted for this split as if it occurred on January 1, 2008.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2009 and for the three and nine-month periods ending September 30, 2009 and 2008  have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased .2% from $588,371 at September 30, 2008 to $586,947 at September 30, 2009, and decreased 1.9%, from $598,281 at December 31, 2008 to $586,947 at September 30, 2009.  Loans decreased as a percentage of total assets from 68.9% to 64.3% from September 30, 2008 to September 30, 2009 and decreased from 68.4% to 64.3% from December 31, 2008 to September 30, 2009.  Loan demand in our market area continues at a moderate pace.  Securities and federal funds sold increased as a percentage of total assets from 25.6% at September 30, 2008 to 27.2% at September 30, 2009, and increased from 26.1% of total assets at December 31, 2008 to 27.2% at September 30, 2009, a reflection of continued moderate loan demand coupled with lower levels of deposits.  The level of investments and excess Federal Reserve deposits provides for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 13.1% at September 30, 2008 to 11.7% at September 30, 2009, and increased from 11.5% at December 31, 2008 to 11.7% at September 30, 2009.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits decreased from 67.3% of total assets at September 30, 2008 to 63.5% at September 30, 2009, and decreased from 66.2% at December 31, 2008 to 63.5% at September 30, 2009.  Securities sold under agreement to repurchase increased from 7.1% of total assets at September 30, 2008 to 12.1% at September 30, 2009, and increased from 7.7% of total assets at December 31, 2008 to 12.1% at September 30, 2009.  Other short-term borrowings decreased from 3.9% of total assets at December 31, 2008 to 2.3% at September 30, 2009.  Other short-term borrowings increased from 1.6% at September 30, 2008 to 2.3% at September 30, 2009.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2009 and September 30, 2008 and December 31, 2008:

	September 30,		December 31,
Assets:	2009	2008	2008
Earning assets:
Loans	64.3%	68.9%	68.4%
Securities held to maturity	1.0	1.0	1.1
Securities available for sale	24.7	22.3	22.6
Federal funds sold and securities purchased under agreement to resell	1.5	2.3	2.4
Other earning assets	3.7	0.0	0.0
Total earning assets	95.2	94.5	94.5
Other assets	4.8	5.5	5.5
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	63.5%	67.3%	66.2%
Federal funds purchased and securities sold under agreement to repurchase	12.1	7.1	7.7
Other short-term borrowings	2.3	1.6	3.9
Total interest-bearing liabilities	77.9	76.0	77.8
Noninterest-bearing deposits	11.7	13.1	11.5
Other liabilities	.7	.8	1.2
Stockholders' equity	9.7	10.1	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended September 30, 2009 and 2008 were $1,292 and $2,385 respectively, resulting in a return on average assets of .57% and 1.11% and a return on average stockholders' equity of 5.87% and 11.42%, respectively.

Earnings for the nine-month periods ended September 30, 2009 and 2008 were $4,071 and $7,062, respectively, resulting in a return on average assets of .60% and 1.09% and a return on average stockholders equity of 6.23% and 11.29%, respectively.

The earnings were primarily attributable to net interest income in each period (see Net Income-Net Interest Income). Other factors include management's ongoing effort to maintain noninterest income at adequate levels (see Net Income - Noninterest Income) and to control noninterest expenses (see Net Income - Noninterest Expenses). This level of earnings, coupled with a moderate dividend policy, has supplied the necessary capital funds to support growth in total assets. Total assets increased $58,845 or 6.9% to $912,335 at September 30, 2009 from $853,490 at September 30, 2008. The following table sets forth the financial highlights for the three and nine-month periods ended at September 30, 2009 and September 30, 2008:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,

	2009	2008	Percent Increase (Decrease)	2009	2008	Percent Increase (Decrease)
Net interest income after provision for loan losses	$ 5,703	$ 7,500	(24.0)%	$ 17,355	$ 22,400	(22.5)%
Income before income taxes	1,906	3,630	(47.5)	5,930	10,642	(44.3)
Net Income	1,292	2,385	(45.8)	4,071	7,062	(42.4)
Per Share	.77	1.43	(46.2)	2.44	4.21	(42.0)
Cash dividends declared	0	0	-	0	0	-
Per Share	0	0	-	0	0	-
Total assets	912,335	853,490	6.9%	912,335	853,490	6.9%
Total deposits	686,334	686,016	0.0	686,334	686,016	0.0
Loans	586,947	588,371	(.2)	586,947	588,371	(.2)
Investment securities and securities available for sale	231,712	196,671	17.8	231,712	196,671	17.8
Stockholders' equity	88,915	85,970	3.4	88,915	85,970	3.4
Book value per share	52.95	51.64	2.5	52.95	51.64	2.5
Ratios:
Annualized return on average total assets(1)	.57%	1.11%	(48.6)%	.60%	1.09%	(45.0)%
Annualized return on average stockholders' equity(1)	5.87%	11.42%	(48.6)%	6.23%	11.29%	(44.8)%

(1)       For the three-month period ended September 30, 2009, average total assets amounted to $907,445 with average stockholders'
            equity totaling $88,088 for the same period.

            For the nine-month period ended September 30, 2009, average total assets amounted to $898,702 with average stockholders'
            equity totaling $87,124 for the same period.

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

The Bank maintained net interest margins for the three and nine-month periods ended September 30, 2009 of 3.77% and 3.81%, respectively, and 4.03% and 3.96%, respectively, for the same periods in 2008, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one which enhances net interest margin.  As well, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.

Fully-tax-equivalent net interest income for the three-month period ended September 30, 2009 was $8,087, a decrease of .6% from the $8,138 attained for the three-month period ended September 30, 2008.  During the same period, total fully-tax-equivalent interest income decreased by 9.9% to $10,984 from $12,188 and total interest expense decreased by 28.5% to $2,897 from $4,050.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased .26% to 3.77% for the three-month period ended September 30, 2009 from 4.03% for the three-month period ended September 30, 2008.

Fully-tax-equivalent net interest income for the nine-month period ended September 30, 2009 was $24,364, an increase of .8% from the $24,174 attained for the nine-month period ended September 30, 2008.  During the same period, total fully-tax-equivalent interest income decreased by 12.6% to $33,700 from $38,578 and total interest expense decreased by 35.2% to $9,336 from $14,404.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased .15% to 3.81% for the nine-month period ended September 30, 2009 from 3.96% for the nine-month period ended September 30, 2008.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2009 and 2008, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and nine-month periods ended September 30, 2009 and 2008.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 9/30/09			Three Months Ended 9/30/08
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$590,301	$ 9,228	6.25%	$588,912	$ 9,914	6.73%
Securities:
Taxable	182,993	1,247	2.73	169,964	1,758	4.14
Tax-exempt	32,944	479	(2) 5.82	26,970	406	(2) 6.02
Federal funds sold and securities purchased under
agreement to resell	7,848	3.15		22,549	110	1.95
Other earning assets	43,241	27.25		0	0	0.00
Total earning assets	857,327	10,984	5.12	808,395	12,188	6.03
Other assets	50,118			47,443
Total assets	$907,445			$855,838

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$577,762	2,539	1.76	$581,509	3,686	2.54
Federal funds purchased and securities sold under
agreement to repurchase	103,116	279	1.08	59,469	321	2.16
Other short-term borrowings	20,925	79	1.51	6,006	43	2.86
Total interest-bearing liabilities	$701,803	$ 2,897	1.65	$646,984	$ 4,050	2.50
Noninterest-bearing deposits	110,376			117,035
Other liabilities	7,178			8,311
Stockholders' equity	88,088			83,508
Total liabilities and stockholders' equity	$907,445			$855,838
Net interest income as a percent of total
earning assets	$857,327	$ 8,087	3.77	$808,395	$ 8,138	4.03

Ratios:
Annualized return on average total assets			.57			1.11
Annualized return on average stockholders' equity			5.87			11.42
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.71			9.76
Average total deposits			12.80			11.95
Average loans			14.92			14.18
Average earning assets as a percent of
average total assets			94.48			94.46

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $115 and $141 are included in the above interest income for September 30, 2009 and 2008, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $11,318 and $3,230 for September 30, 2009 and 2008, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $163 and $138 for September 30, 2009 and 2008, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Nine Months Ended 9/30/09			Nine Months Ended 9/30/08
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$596,352	$ 28,017	6.26%	$586,156	$ 30,653	6.97%
Securities:
Taxable	183,079	4,257	3.10	173,502	6,158	4.73
Tax-exempt	31,239	1,359	(2) 5.80	27,390	1,235	(2) 6.01
Federal funds sold and securities purchased under
agreement to resell	12,984	23.24		27,537	532	2.58
Other earning assets	28,643	44.20		0	0	0.00
Total earning assets	852,297	33,700	5.27	814,585	38,578	6.31
Other assets	46,405			47,237
Total assets	$898,702			$861,822

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$573,761	8,202	1.91	$590,773	13,154	2.97
Federal funds purchased and securities sold under
agreement to repurchase	98,424	869	1.18	56,941	1,077	2.52
Other short-term borrowings	24,873	265	1.42	5,344	173	4.32
Total interest-bearing liabilities	$697,058	$ 9,336	1.79	$653,058	$ 14,404	2.94
Noninterest-bearing deposits	107,624			116,799
Other liabilities	6,896			8,589
Stockholders' equity	87,124			83,376
Total liabilities and stockholders' equity	$898,702			$861,822
Net interest income as a percent of total
earning assets	$852,297	$24,364	3.81	$814,585	$ 24,174	3.96

Ratios:
Annualized return on average total assets			.60			1.09
Annualized return on average stockholders' equity			6.23			11.29
Cash dividends declared as a percent of net income			0			0
Average stockholders' equity as a percent of:
Average total assets			9.69			9.67
Average total deposits			12.79			11.78
Average loans			14.61			14.22
Average earning assets as a percent of
average total assets			94.84			94.52

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $385 and $472 are included in the above interest income for September 30, 2009 and 2008, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $11,318 and $3,230 for September 30, 2009 and 2008, respectivel, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $462 and $420 for September 30, 2009 and 2008, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2009 and 2008

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009(3)	2008(3)	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$590,301	$588,912	6.25%	6.73%	$9,228	$9,914	$ (686)	$ (708)	$ 22
Investment securities:
Taxable	182,993	169,964	2.73%	4.14%	1,247	1,758	(511)	(600)	89
Tax-exempt (2)	32,944	26,970	5.82%	6.02%	479	406	73	(14)	87
Federal funds sold and Securities
purchased under agreement to resell	7,848	22,549.15%		1.95%	3	110	(107)	(101)	(6)
Other Earning Assets	43,241	0.25%		0.00%	27	0	27	0	27

Total Earning Assets	$857,327	$808,395	5.12%	6.03%	$10,984	$12,188	$(1,204)	$(1,423)	$ 219

Interest-bearing Liabilities:

Interest-bearing deposits	$577,762	$581,509	1.76%	2.54%	$ 2,539	$ 3,686	$(1,147)	$(1,131)	$ (16)
Federal funds purchased and securities
sold under agreement to repurchase	103,116	59,469	1.08%	2.16%	279	321	(42)	(160)	118
Other short-term borrowings	20,925	6,006	1.51%	2.86%	79	43	36	(20)	56

Total Interest-bearing Liabilities	701,803	646,984	1.65%	2.50%	2,897	4,050	(1,153)	(1,311)	158
Interest-free Funds Supporting
Earning Assets	155,524	161,411

Total Funds Supporting Earning Assets	$857,327	$808,395	1.35%	2.00%	$ 2,897	$ 4,050	$ (1,153)	$(1,311)	$ 158

Interest Rate Spread			3.47%	3.53%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.30%	.50%
Net Yield on Earning Assets			3.77%	4.03%	$ 8,087	$ 8,138

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2009 and 2008

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009(3)	2008(3)	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$596,352	$586,156	6.26%	6.97%	$28,017	$30,653	$(2,636)	$(3,115)	$ 479
Investment securities:
Taxable	183,079	173,502	3.10%	4.73%	4,257	6,158	(1,901)	(2,124)	223
Tax-exempt (2)	31,239	27,390	5.80%	6.01%	1,359	1,235	124	(43)	167
Federal funds sold and Securities
purchased under agreement to resell	12,984	27,537.24%		2.58%	23	532	(509)	(483)	(26)
Other Earning Assets	28,643	0.20%		0.00%	44	0	44	0	44

Total Earning Assets	$852,297	$814,585	5.27%	6.31%	$33,700	$38,578	$(4,878)	$(5,765)	$ 887

Interest-bearing Liabilities:

Interest-bearing deposits	$573,761	$590,773	1.91%	2.97%	$ 8,202	$13,154	$(4,952)	$(4,709)	$ (243)
Federal funds purchased and securities
sold under agreement to repurchase	98,424	56,941	1.18%	2.52%	869	1,077	(208)	(574)	366
Other short-term borrowings	24,873	5,344	1.42%	4.32%	265	173	92	(116)	208

Total Interest-bearing Liabilities	697,058	653,058	1.79%	2.94%	9,336	14,404	(5,068)	(5,399)	331
Interest-free Funds Supporting
Earning Assets	155,239	161,527

Total Funds Supporting Earning Assets	$852,297	$814,585	1.46%	2.36%	$ 9,336	$14,404	$ (5,068)	$(5,399)	$ 331

Interest Rate Spread			3.48%	3.37%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.33%	.59%
Net Yield on Earning Assets			3.81%	3.96%	$24,364	$24,174

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME (continued)

Provision for Loan Losses - The allowance for loan losses is maintained at an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, historical loss experience, current economic conditions, the levels of higher-risk loans, declines in collateral value, the effects of changes in risk selection or underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, the effect of changes in concentrations of credit, and loan administration risks.

The level of the allowance for loan losses is determined through the utilization of both quantitative and qualitative measures.  Loans are identified as impaired as a result of past due status, management's determination of an inability on the part of the borrower to make full and timely payment of principal and interest, a decline in project performance, or improper loan structuring which evolves in the course of deterioration.  Quantified losses associated with such loans are segregated as a component in the determination of the allowance for loan losses.

The Company employs migration analysis to determine the levels of risks and associated losses with homogenous pools of loans.  This analysis determines levels of loss associated with pools of loans based on risk grade and historical loss factors by risk grades.  Risk grading incorporates various loan attributes, including the majority of those associated with higher risk loans.  These loan attributes are: demonstrated financial capacity and position, the borrower's demonstrated willingness to pay, proper loan structure, lien perfection on collateral, proper documentation, adherence to loan agreement covenants, and adherence to loan policy, among others.  Quantified losses associated with pools of loans from migration analysis are segregated as a component in the determination of the allowance for loan losses.

The Company utilizes various qualitative factors to quantify additional risks and potential inherent losses existing in the Company's loan portfolios.  These include consideration of levels and trends in delinquencies, changes in the loan grading mix, trends in the volume and terms of loans, over-margined real estate loans, national and local economic trends and conditions, changes in risk selection and underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, loan concentrations, geographic concentrations, regulatory considerations, and various loan administration risks.  Quantified losses associated with these qualitative factors are segregated as a component in the determination of the allowance for loan losses.

The provision for loan losses was $2,221 for the three-month period ended September 30, 2009 and $500 for the three-month period ended September 30, 2008.  Net loan charge-offs/(recoveries) totaled $1,654 for the three-month period ended September 30, 2009 and $444 for the same period in 2008.  The increased provisions and higher level of net charge-offs during the three-month period ended September 30, 2009 reflects the national economic recession and its impact on the local economy in which the Company operates.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 1.55% at September 30, 2009 and was 1.17% at September 30, 2008.

The provision for loan losses was $6,547 for the nine-month period ended September 30, 2009 and $1,354 for the nine-month period ended September 30, 2008.  Net loan charge-offs/(recoveries) totaled $4,671 for the nine-month period ended September 30, 2009 and $1,069 for the same period in 2008.  The increased provision and higher level of net charge-offs during the nine-month period ended September 30, 2009 again reflect the decline in local economic activity and real estate values as noted in the preceding paragraph.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at September 30, 2009 and 2008 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2009, some markedly, and remained above levels historically experienced by the Company at September 30, 2009.  Although increased, management considers all such levels manageable, and well below current industry averages.  However, management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  Consequently, management anticipates the Company will continue to incur above average provisions for the remainder of 2009 and 2010.

Securities Transactions - At September 30, 2009, December 31, 2008, and September 30, 2008 total market value appreciation in the investment portfolio totaled $2,343, $2,310, and $1,773, respectively.  As indicated, the market values of the Company's investment portfolio increased from September 30, 2008 to December 31, 2008, and increased from December 31, 2008 to September 30, 2009.  During 2008 bond values fluctuated due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  During the first half of 2009 management sold a portion of its investment portfolio, in

NET INCOME (continued)

part, to take advantage of existing gains in a historically low interest rate environment, and, in part, to facilitate the re-establishment of its investment portfolio maturity strategy previously impacted by numerous investment calls.  All investments sold were callable in the near term.  The decline in the total market value appreciation during the periods is also attributable to the reinvestment of investment proceeds at currently lower market interest rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and nine month periods ended September 30, 2009 and September 30, 2008 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income decreased by 7.1% to $1,902 for the three-month period ended September 30, 2009 from $2,047 for the three-month period ended September 30, 2008, primarily attributable to declines in credit card merchant discount income and mortgage negotiation fees.   Noninterest income increased by 11.7% to $6,278 for the nine-month period ended September 30, 2009 from $5,620 for the nine-month period ended September 30, 2008.  The increase in noninterest income for the nine-month period ended September 30, 2009, was primarily due to realized gains from the sale of investment securities, $1,352.  These gains were offset by decreased service charges on deposit accounts, down $259 or 9.0% to $2,604 for the nine-month period ended September 30, 2009.  These gains were also offset by other operating income, down $435 or 15.8% to $2,322 for the nine-month period ended September 30, 2009.

Noninterest Expenses - Noninterest expenses increased by 3.7% to $5,699 for the three-month period ended September 30, 2009 from $5,917 for the three-month period ended September 30, 2008.  The major components of noninterest expenses are salaries and employee benefits, which decreased 7.2% to $3,472 from $3,741; occupancy expense which increased .5% to $824 from $820; and other operating expenses which increased by 3.5% to $1,403 from $1,356.  Salaries and benefits decreased due to reduced staffing and decreased benefits expenses.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  However, the increase in occupancy expense during 2009 is primarily attributable to the Company's installation of a new core application system, the renovation of branch offices, and the replacement of automated teller machines (ATMs).  Other operating expenses have increased due to increased FDIC premiums, including a special assessment of $406 accrued as of June 30, 2009 and payable September 30, 2009, and increased other miscellaneous expense.

Noninterest expenses increased by 1.9% to $17,703 for the nine-month period ended September 30, 2009 from $17,378 for the nine-month period ended September 30, 2008.  The major components of noninterest expenses are salaries and employee benefits which decreased 5.3% to $10,565 from $11,152.  Occupancy expense increased 3.1% to $2,426 for the nine-month period ended September 30, 2009 from $2,354 for the same period in 2008.  Other operating expenses increased 21.7% to $4,712 from $3,872 for the same periods, respectively.  Other operating expenses have increased due to increased FDIC premiums, including a special assessment of $406 accrued as of June 30, 2009 and payable September 30, 2009, and increased other miscellaneous expense.

Income Taxes - Provisions for income taxes decreased 50.7% to $614 for the three-month period ended September 30, 2009 from $1,245 for the three-month period ended September 30, 2008.  Income before income taxes less interest on tax-exempt investment securities decreased 52.7% to $1,590 for the three-month period ended September 30, 2009 from $3,362 for the same period in 2008.

Provisions for income taxes decreased 48.1% to $1,859 for the nine-month period ended September 30, 2009 from $3,580 for the nine-month period ended September 30, 2008.  Income before income taxes less interest on tax-exempt investment securities decreased by 48.8% to $5,033 for the nine-month period ended September 30, 2009 from $9,827 for the same period in 2008.

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

LIQUIDITY - (continued)

The table below summarizes future contractual obligations as of September 30, 2009 (in thousands).

	At September 30, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$323,148	$23,918	$7,078	$6,210	$ -	$360,354
Borrowings	125,894	5,000	-	-	-	130,894

Total	$449,042	$28,918	$7,078	$6,210	$ -	$491,248

CAPITAL RESOURCES

Total stockholders' equity was $88,915 and $83,526 at September 30, 2009 and December 31, 2008, representing 9.75% and 9.55% of total assets, respectively.  At September 30, 2009, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2009	483	$158.00	-	-
August 1 - August 31, 2009	1,569	163.50	-	-
September 1 - September 30, 2009	40	163.50	-	-
Total	2,092	$162.23	-	-

(1) During the period covered by this report, the Company purchased 2,092 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  November 9, 2009

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