Form 10-K
period 2009-12-31
CNB CORP /SC/
filed 2010-03-16
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $5.00 par value
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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not applicable to registrant).  [  ] Yes [  ] No.

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

    As of June 30, 2009 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $129,140,036.  As of March 1, 2010, there were 1,676,714 shares of Common Stock of CNB Corporation outstanding.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 11, 2010 are incorporated by reference in Part III of this Form 10-K.

CNB CORPORATION AND SUBSIDIARY 2009 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I
		Page
ITEM 1	Business	1-21
ITEM 1A	Risk Factors	22-25
ITEM 1B	Unresolved Staff Comments	25
ITEM 2	Properties	26
ITEM 3	Legal Proceedings	26
ITEM 4	(Removed and Reserved)	26

	PART II

ITEM 5	Market for the Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities	27
ITEM 6	Selected Financial Data	28
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-35
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 8	Financial Statements and Supplementary Data	36-70
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
ITEM 9A	Controls and Procedures	71
ITEM 9B	Other Information	71

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

DESCRIPTION OF THE SUBSIDIARY

The Bank is an independent community bank engaged in the general commercial banking business in Horry County and the "Waccamaw Neck" portion of Georgetown County, South Carolina. The Bank was organized in 1903.  The Bank's Main Office consists of an Operations and Administration Center along with an adjacent branch office known as the Conway Banking Office.  The Bank also operates thirteen other branch offices throughout Horry County and the "Waccamaw Neck" area of Georgetown County.    The Bank employs approximately 250 full-time-equivalent employees at its Main Office and fourteen branch offices.

The Bank performs the full range of normal commercial banking functions. Some of the major services provided include checking accounts, NOW accounts, money market deposit accounts, IRA accounts, Health Savings Accounts, savings and time deposits of various types and loans to individuals for personal use, home mortgages, home improvement, automobiles, real estate, agricultural purposes and business needs.   Commercial lending operations include various types of credit for business, industry, and agriculture.   In addition, the Bank offers safe deposit boxes, wire transfer services, 24-hour automated teller machines on the STAR Network, internet banking, bank by phone, direct deposits, a MasterCard/Visa program, cash management services, commercial lockbox services, and remote deposit capture. The Bank offers discount brokerage services through a correspondent relationship.  Additionally, the Bank provides long-term mortgage loans through its secondary mortgage department which acts in an agency only capacity for various investors.  The Bank does not provide trust services; does not sell annuities; does not sell mutual funds; and does not sell insurance.

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2009 the Bank had three concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of seven regional banks, six state-wide banks, twelve locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2009, the Bank ranked second in Horry County and twelfth in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, as of  January 1, 2007, the FDIC began placing each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  As of  January 1, 2007, rates ranged between 5 and 43 cents per $100 in assessable deposits.  As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009.  Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution's deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institutions risk-based assessment for the third quarter of 2009.

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

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act: restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets; and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, and will ordinarily be placed in receivership.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that have historically been more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.  The Act and its implementing regulations also set forth a consumer's entitlement to disclosure of the Bank's use and further disclosure of nonpublic personal financial information obtained by the Bank from the consumer.  The regulations also govern the consumer's right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Bank is also required to develop a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

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

Government Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures which has led to substantial claims being made against the FDIC's Deposit Insurance Fund.  In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC raised its assessments on banks for 2009 and also made a one-time special assessment of 5 cents per $100 of assessable deposits at June 30, 2009.  Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC has also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution's deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institutions risk-based assessment for the third quarter of 2009.

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

Available information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through The Conway National Bank's Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.  The Company's 2009 Annual Report to shareholders and proxy materials will be available free of charge, from The Conway National Bank's website, www.conwaynationalbank.com, upon mailing of these materials to shareholders and the filing of the proxy materials with the SEC.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following 3 pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2009, 2008, 2007.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/09
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$593,370	$ 37,170	6.26%
Securities:
Taxable (3)	188,454	5,452	2.89
Tax-exempt	31,956	1,847 (2)	5.78
Federal funds sold and securities purchased under
agreement to resell	13,162	32.24
Other Earning Assets	32,353	74.23
Total earning assets	$859,295	$ 44,575	5.19
Other assets	45,571
Total assets	$904,866

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$579,927	$ 10,668	1.84
Securities sold under agreement to repurchase	101,461	1,121	1.10
Other short-term borrowings	23,242	340	1.46
Total interest-bearing liabilities	$704,630	$ 12,129	1.72
Noninterest-bearing deposits	105,182
Other liabilities	9,283
Stockholders' equity	85,771
Total liabilities and stockholders' equity	$904,866
Net interest income and yield as a percent of total
earning assets	$859,295	$ 32,446	3.78%

Ratios:
Return on average total assets			.56%
Return on average stockholders' equity			5.91
Cash dividends declared as a percent of net income			41.37
Average stockholders' equity as a percent of:
Average total assets			9.48
Average total deposits			12.52
Average loans			14.45
Average earning assets as a percent of
average total assets			94.96%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $514 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $12,678 as of December 31, 2009 are included in loans for purposes of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $628.

(3)		Includes other investments.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/08
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$587,931	$ 40,431	6.88%
Securities:
Taxable (3)	173,483	8,027	4.63
Tax-exempt	27,146	1,636 (2)	6.03
Federal funds sold and securities purchased under
agreement to resell	24,439	581	2.38
Total earning assets	$812,999	$ 50,675	6.23
Other assets	47,613
Total assets	$860,612

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$586,569	$ 16,539	2.82
Securities sold under agreement to repurchase	58,843	1,420	2.41
Other short-term borrowings	8,289	262	3.16
Total interest-bearing liabilities	$653,701	$ 18,221	2.79
Noninterest-bearing deposits	115,724
Other liabilities	7,049
Stockholders' equity	84,138
Total liabilities and stockholders' equity	$860,612
Net interest income and yield as a percent of total
earning assets	$812,999	$ 32,454	3.99%

Ratios:
Return on average total assets			1.04%
Return on average stockholders' equity			10.65
Cash dividends declared as a percent of net income			48.62
Average stockholders' equity as a percent of:
Average total assets			9.78
Average total deposits			11.98
Average loans			14.31
Average earning assets as a percent of
average total assets			94.47%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $612 are included in the above interest income.  Loans on a non-accrual basis for the recognition of interest income totaling $2,990 as of December 31, 2008 are included in loans for purposes of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $556.

(3)		Includes other investments.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/07
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$563,864	$ 43,878	7.78%
Securities:
Taxable	175,664	7,440	4.24
Tax-exempt	21,972	1,365 (2)	6.21
Federal funds sold and securities purchased under
agreement to resell	30,246	1,536	5.08
Total earning assets	$791,746	$ 54,219	6.85
Other assets	55,855
Total assets	$847,601

Liabilities and stockholder equity
Interest-bearing liabilities:
Interest-bearing deposits	$556,397	$ 19,976	3.59
Securities sold under agreement to repurchase	68,276	2,800	4.10
Other short-term borrowings	1,748	82	4.69
Total interest-bearing liabilities	$626,421	$ 22,858	3.65
Noninterest-bearing deposits	132,765
Other liabilities	6,973
Stockholders' equity	81,442
Total liabilities and stockholders' equity	$847,601
Net interest income and yield as a percent of total
earning assets	$791,746	$ 31,361	3.96%

Ratios:
Return on average total assets			1.15%
Return on average stockholders' equity			11.93
Cash dividends declared as a percent of net income			46.03
Average stockholders' equity as a percent of:
Average total assets			9.61
Average total deposits			11.82
Average loans			14.44
Average earning assets as a percent of
average total assets			93.41%

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

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2009 and 2008 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009	2008	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$593,370	$587,931	6.26%	6.88%	$37,170	$40,431	$ (3,261)	$ (3,602)	$ 341
Investment securities:
Taxable	188,454	173,483	2.89%	4.63%	5,452	8,027	(2,575)	(3,008)	433
Tax-exempt (2)	31,956	27,146	5.78%	6.03%	1,847	1,636	211	(67)	278
Federal funds sold and Securities
purchased under agreement to resell	13,162	24,439.24%		2.38%	32	581	(549)	(522)	(27)
Other Earning Assets	32,353	0.23%		0.00%	74	0	74	0	74

Total Earning Assets	$859,295	$812,999	5.19%	6.23%	$44,575	$50,675	$ (6,100)	$ (7,199)	$ 1,099

Interest-bearing Liabilities:

Interest-bearing deposits	$579,927	$586,569	1.84%	2.82%	$10,668	$16,539	$ (5,871)	$ (5,749)	$ (122)
Securities sold under agreement to repurchase	101,461	58,843	1.10%	2.41%	1,121	1,420	(299)	(770)	471
Other short-term borrowings	23,242	8,289	1.46%	3.16%	340	262	78	(141)	219

Total Interest-bearing Liabilities	704,630	653,701	1.72%	2.79%	12,129	18,221	(6,092)	(6,660)	568
Interest-free Funds Supporting
Earning Assets	154,665	159,298

Total Funds Supporting Earning Assets	$859,295	$812,999	1.41%	2.24%	$12,129	$18,221	$ (6,092)	$ (6,660)	$ 568

Interest Rate Spread			3.47%	3.44%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.31%	.55%
Net Yield on Earning Assets			3.78%	3.99%	$32,446	$ 32,454

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2008 and 2007 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2008	2007	2008	2007	2008	2007	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$587,931	$563,864	6.88%	7.78%	$40,431	$ 43,878	$ (3,447)	$ (5,102)	$ 1,655
Investment securities:
Taxable	173,483	175,664	4.63%	4.24%	8,027	7,440	587	688	(101)
Tax-exempt (2)	27,146	21,972	6.03%	6.21%	1,636	1,365	271	(41)	312
Federal funds sold and Securities
purchased under agreement to resell	24,439	30,246	2.38%	5.08%	581	1,536	(955)	(817)	(138)

Total Earning Assets	$812,999	$791,746	6.23%	6.85%	$50,675	$ 54,219	$ (3,544)	$ (5,272)	$ 1,728

Interest-bearing Liabilities:

Interest-bearing deposits	$586,569	$556,397	2.82%	3.59%	$16,539	$ 19,976	$ (3,437)	$ (4,288)	$ 851
Securities sold under agreement to repurchase	58,843	68,276	2.41%	4.10%	1,420	2,800	(1,380)	(1,152)	(228)
Other short-term borrowings	8,289	1,748	3.16%	4.69%	262	82	180	(27)	207

Total Interest-bearing Liabilities	653,701	626,421	2.79%	3.65%	18,221	22,858	(4,637)	(5,467)	830
Interest-free Funds Supporting
Earning Assets	159,298	165,325

Total Funds Supporting Earning Assets	$812,999	$791,746	2.24%	2.89%	$18,221	$ 22,858	$ (4,637)	$ (5,467)	$ 830

Interest Rate Spread			3.44%	3.20%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.55%	.76%
Net Yield on Earning Assets			3.99%	3.96%	$32,454	$ 31,361

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. At December 31, 2009 and 2008, investment securities represented 24.9% and 23.3% of total assets, respectively.   Total loans increased moderately during 2008 after a minimal increase in 2007.  Loan growth in 2008 was attributable to an increase in loans secured by real estate and some growth in consumer loans.  Loans declined in 2009 due to weakened loan demand as a result of the recessionary economy during the first three quarters of the year and continued pressure on local real estate markets.  At December 31, 2009, 2008, and 2007, the Loans/Total Assets ratios were 63.0%, 68.4%, and 66.3%, respectively.  Investment securities have correspondingly risen and fallen as a percentage of total assets.

Investment securities with a par value of $207,233,000, $174,673,000, and $182,651,000 at December 31, 2009, 2008, 2007, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, weighted-average tax-equivalent yields, and maturities on investment securities at December 31, 2009, 2008, 2007.

	December 31, 2009
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$ 135,494	$ 945	$ 11	$ 136,428	2.18%
Six to ten years	42,907	116	144	42,879	2.61%
	178,401	1,061	155	179,307	2.28%
Mortgage Backed Securities
Six to ten years	2,240	63	1	2,302	3.87%
Over ten years	6,975	165	-	7,140	3.94%
	9,215	228	1	9,442	3.92%
State, county and municipal
Within one year	1,381	13	-	1,394	7.04%
One to five years	2,543	93	-	2,636	6.64%
Six to ten years	16,563	442	68	16,937	5.61%
Over ten years	4,010	62	-	4,072	5.39%
	24,497	610	68	25,039	5.77%
Other Investments
CRA Qualified Investment Fund	780	-	-	780	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	827	-	-	827	-%

Total available for sale	$212,940	$ 1,899	$ 224	$214,615	2.76%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	6,003	-	17	5,986	1.29%
	6,003	-	17	5,986	1.29%

State, county and municipal
Within one year	$ 645	$ 5	$ -	$ 650	6.98%
One to five years	826	26	-	852	4.41%
Six to ten years	6,232	161	28	6,365	5.80%
Over ten years	1,243	69	-	1,312	6.44%
	8,946	261	28	9,179	5.85%

Total held to maturity	$ 14,949	$ 261	$ 45	$ 15,165	4.01%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2008
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 3,725	$ 41	$ -	$ 3,766	4.56%
One to five years	151,174	2,030	-	153,204	3.66%
Six to ten years	14,522	583	-	15,105	4.84%
	169,421	2,654	-	172,075	3.78%
Mortgage Backed Securities
Six to ten years	507	18	-	525	4.91%
Over ten years	3,021	63	-	3,084	4.65%
	3,528	81	-	3,609	4.66%
State, county and municipal
Within one year	1,370	15	-	1,385	7.11%
One to five years	4,243	133	-	4,376	7.03%
Six to ten years	11,271	16	362	10,925	5.57%
Over ten years	1,115	-	39	1,076	5.91%
	17,999	164	401	17,762	6.05%
Other Investments
CRA Qualified Investment Fund	721	-	-	721	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	768	-	-	768	-%

Total available for sale	$191,716	$ 2,899	$ 401	$194,214	4.01%

HELD TO MATURITY

State, county and municipal
Within one year	$ 795	$ 11	$ -	$ 806	6.71%
One to five years	1,481	9	8	1,482	5.40%
Six to ten years	4,589	12	70	4,531	5.51%
Over ten years	2,893	-	142	2,751	5.75%

Total held to maturity	$ 9,758	$ 32	$ 220	$ 9,570	5.66%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2008, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2007
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 61,611	$ 2	$ 236	$ 61,377	3.56%
One to five years	103,464	1,408	8	104,864	5.03%
Six to ten years	18,276	407	-	18,683	5.28%
	183,351	1,817	244	184,924	4.56%
Mortgage Backed Securities
Six to ten years	389	11	-	400	5.77%
Over ten years	846	4	20	830	4.88%
	1,235	15	20	1,230	5.16%
State, county and municipal
Within one year	209	3	-	212	7.08%
One to five years	6,244	166	-	6,410	6.98%
Six to ten years	1,916	16	6	1,926	5.56%
Over ten years	10,758	10	49	10,719	5.60%
	19,127	195	55	19,267	6.06%
Other Investments
CRA Qualified Investment Fund	701	-	-	701	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	748	-	-	748	-%

Total available for sale	$204,461	$ 2,027	$ 319	$206,169	4.71%

HELD TO MATURITY

State, county and municipal
Within one year	$ 250	$ -	$ -	$ 250	7.56%
One to five years	1,438	32	-	1,470	6.94%
Six to ten years	3,764	20	5	3,779	5.52%
Over ten years	2,259	-	27	2,232	5.41%
Total held to maturity	$ 7,711	$ 52	$ 32	$ 7,731	5.82%

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

Real Estate Loans

One of the primary components of the Bank's loan portfolio are loans secured by first or second mortgages on residential and commercial real estate.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also facilitate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default (See "Adjustable Rate Mortgage Loans" below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.  Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  Additionally, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines totaled $64,552,000 and $50,289,000 or 11.1% and 8.4% of total loans at fiscal year-ends December 31, 2009 and 2008, respectively.

Commercial Loans

The Bank makes loans for commercial purposes in various lines of business.  The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment.  When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures.  Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.  Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions.  Management generally seeks to control risks by conducting more in-depth and ongoing financial analysis of a borrower's cash flows and other financial information.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are typically offered as an alternative structuring only on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $90,829,000 and $121,396,000 or 15.7% and 20.3% of total loans at fiscal year-ends December 31, 2009 and 2008, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

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

CATEGORIES OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2009, 2008, 2007, 2006, 2005 by major category:

	2009	2008	2007	2006	2005
Real Estate Loans - mortgage	$375,741	$366,948	$350,138	$361,707	$324,475
- construction	81,311	92,010	83,398	74,564	50,210
Loans to farmers	2,930	3,119	3,264	3,097	1,912
Commercial and industrial loans	74,565	89,348	88,106	83,375	84,474
Loans to individuals for household family and other consumer expenditures	44,865	46,278	47,731	44,124	41,400
All other loans, including
Overdrafts and deferred loan costs	384	578	1,114	458	1,455
Gross Loans	579,796	598,281	573,751	567,325	503,926
Less allowance for loan losses	(9,142)	(7,091)	(6,507)	(6,476)	(5,918)
Net loans	$570,654	$591,190	$567,244	$560,849	$498,008

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

The Company's loan portfolio contained approximately $488,967 and $476,885 in total fixed rate loans and approximately $90,829 and $121,396 in variable rate loans as of December 31, 2009 and 2008, respectively.  At December 31, 2009, and 2008, fixed rate loans with maturities in excess of one year amounted to approximately $328,356 and $316,519, respectively, and variable rate loans with maturities in excess of one year amounted to approximately $29,283 and $34,128 for the same periods, respectively.  As of December 31, 2009, fixed rate loans due after one year through five years totaled $267,226 and fixed rate loans due after five years totaled $61,130.  Also as of December 31, 2009, variable rate loans due after one year through five years totaled approximately $18,011 and variable rate loans due after five years totaled $11,272.  Fixed rate loans are those on which the interest rate generally cannot be changed for the term of the loan.  Variable rate loans are those on which the interest rate can be adjusted to changes in the Bank's prime rate.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 2009, 2008, 2007, 2006, and 2005:

	2009	2008	2007	2006	2005

Nonaccrual loans	$ 12,678	$ 2,990	$ 861	$ 897	$ 405
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 961	$ 607	$ 147	$ 232	$ 277
Restructured troubled debt	$ 22	$ 24	$ 25	-	-

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or be moved to nonaccrual loans.  Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is questionable.  Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.  At December 31, 2009 the Company had $12,678 of nonaccrual loans consisting of 71 loans averaging $179.  Nonaccrual loans are written down to the fair value of the underlying collateral at the time of transfer to nonaccrual, or as soon as reasonably possible, based on a current appraisal.  At December 31, 2009 the Company had $961 of accruing loans which were contractually past due 90 days or more consisting of 68 consumer purpose loans averaging $14.  At December 31, 2009 the Company had $22 of restructured troubled debt consisting of 1 consumer loan.

Information relating to interest income on nonaccrual and renegotiated loans outstanding, in thousands of dollars, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 is as follows:

	2009	2008	2007	2006	2005

Interest included in income during the year	$ 318	$ 103	$ 33	$ 27	$ 8
Interest which would have been included at the original contract rates (includes amount included in income)	$ 953	$ 288	$ 94	$ 65	$ 34

POTENTIAL PROBLEM LOANS

In addition to those loans disclosed under "Nonaccrual, Past Due, and Restructured Loans", there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and non-accrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions. A specific allocation is provided for impaired loans not yet placed in non-accrual status and not yet written down to fair value in management's determination of the allowance for loan losses.

As of December 31, 2009, all loans which management had identified as impaired totaled $900, excluding $12,678 of non-accrual loans outlined in the preceding schedule.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2009, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2009, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$593,370	$587,931	$563,864	$545,451	$453,610
Allowance for loan losses:

Balance at the beginning of period	$ 7,091	$ 6,507	$ 6,476	$ 5,918	$ 5,104

Charge-offs:
Commercial, financial, and agricultural	$ 2,251	$ 896	$ 732	$ 188	$ 324
Real Estate - construction and mortgage	4,383	750	127	44	52
Loans to individuals	1,141	836	587	677	445

Total charge-offs	$ 7,775	$ 2,482	$ 1,446	$ 909	$ 821

Recoveries:
Commercial, financial, and agricultural	$ 593	$ 278	$ 96	$ 201	$ 72
Real Estate - construction and mortgage	16	44	25	154	85
Loans to individuals	469	211	211	304	203

Total recoveries	$ 1,078	$ 533	$ 332	$ 659	$ 360

Net charge-offs	$ 6,697	$ 1,949	$ 1,114	$ 250	$ 461
Additions charged to operations	$ 8,748	$ 2,533	$ 1,145	$ 808	$ 1,275
Balance at end of period	$ 9,142	$ 7,091	$ 6,507	$ 6,476	$ 5,918

Net Charge-offs as a Percentage of Average Loans Outstanding	1.13%	.33%	.20%	.05%	.10%

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

The Bank's real estate loan portfolio and consequently the allowance for loan losses has been significantly impacted by deterioration of local real estate markets in terms of both real estate market activity and real estate values during the most recent recession, 2007 through 2009, and although local real estate markets have begun to recover, management expects that full recovery of this economic sector will not be evident before 2012 or later.  Management has sought to maintain the allowance for loan losses at a level commensurate with the level of risk identified in the loan portfolio and has continuously monitored the methodologies employed in determining the allowance for loan losses.  Management has reduced all real estate exposures to levels below acceptable thresholds established by regulatory authorities, and management has conducted a secondary comprehensive review of the loan portfolio to ensure that risks are appropriately identified and quantified.  As a result of these actions and growth in past due, nonaccrual, and impaired loans (outlined in the "Past Due, Nonaccrual, and Restructured Loans" and "Potential Problem Loans" on page 17 of this report), provisions for loan losses and the allowance for loan losses have exceeded historical norms since the onset of the recession in 2007.

The Board of Directors maintains an independent Loan Review function which has established controls and procedures to monitor loan portfolio risk on an on-going basis.  Credit reviews on all major relationships are conducted on a continuing basis as is the monitoring of past-due trends and classified assets.  The function utilizes various methodologies in its assessment of the adequacy of the Allowance for

Loan Losses.  Three primary measurements are reported to the Board of Directors on a quarterly basis, the Graded Loan Method based on a bank-wide risk grading model, the Migration Analysis Method which tracks risk patterns on charged-off loans for the previous 10 years, and the Percentage of Net Loans Method.  The graded loans and migration methodologies are calculated based on gross charge offs.  Additionally, the function annually reviews the economic assessment conducted by Loan Administration, addresses portfolio risk by industry concentration, reviews loan policy changes and marketing strategies for any effect on portfolio risk, and conducts tests addressing portfolio performance by type of portfolio, collateral type, and loan officer performance.

Management utilizes the best information available to establish the allowance for loan losses.  However, future adjustments to the allowance or to the reserve adequacy methodology may be necessary if economic conditions differ substantially, the required methodology is altered by regulatory authorities governing the Company or the Bank, or alternative accounting methodologies are promulgated by the Public Company Accounting Oversight Board.  During 2009, two primary changes to the methodology of determining the allowance for loan loses were implemented.  The first of these was to determine and apply qualitative environmental factors to each category of loans outlined in the "Allocation of Allowance for Loan Losses" table below in order to better account for risk characteristics associated with each category of loans.  The second change was to set the period of the of the recovery rate applied to the migration analysis, calculated at gross charge offs, to the most recent twelve month period in order that the impact of recoveries on the determined reserve requirement appropriately reflects the current economic environment.

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2009, 2008, 2007, 2006, and 2005. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2009		2008		2007		2006		2005
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Farm Loans	$2,886	13.4%	$1,608	15.5%	$1,527	17.3%	$1,265	16.0%	$1,217	16.7%

Real Estate - Construction and Mortgage	2,172	78.8%	1,388	76.7%	584	74.0%	507	75.5%	367	73.1%

Loans to Individuals	788	7.7%	945	7.7%	866	7.7%	1,090	7.4%	978	7.9%

Other Loans	59.1%		30.1%		21	1.0%	23	1.1%	50	2.3%

Environmental Factors	3,222	-	3,120	-	3,469	-	3,452	-	3,155	-

Unallocated	15	-	-	-	40	-	139	-	151	-

Total	$9,142	100%	$7,091	100%	$6,507	100%	$6,476	100%	$5,918	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2009	2008	2007

Noninterest bearing demand deposits	$105,182	$115,724	$132,765
Interest bearing demand deposits	89,172	87,711	91,948
Money market deposits	75,979	81,783	80,343
Savings deposits	51,743	47,596	48,502
Health savings deposits	896	818	586
Time deposits	314,367	328,629	301,129
Individual retirement accounts	47,770	40,032	33,889
Total deposits	$685,109	$702,293	$689,162

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2009	2008	2007

Interest bearing demand deposits	.14%	.34%	.38%
Money Market Deposits	1.03%	1.53%	2.99%
Savings deposits	.81%	1.29%	1.69%
Health savings deposits	1.85%	3.06%	3.75%
Time deposits	2.48%	3.85%	4.91%
Individual retirement account deposits	3.23%	4.20%	4.70%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2009:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 92,335	$ 45,763	$ 138,098
Over 3 through 6 months	49,851	44,944	94,795
Over 6 through 12 months	59,800	53,216	113,016
Over 12 months	28,018	12,703	40,721
Total	$230,004	$156,626	$386,630

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2009	2008	2007

Return on average total assets(1)	.56%	1.04%	1.15%
Return on average stockholders' equity(2)	5.91%	10.65%	11.93%
Cash dividend payout ratio(3)	41.25%	49.07%	46.55%
Average equity to average assets ratio (4)	9.48%	9.78%	9.61%

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

The following is a summary of securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2009	2008	2007
Securities sold under agreement to repurchase	$104,654	$67,415	$60,936

The following information relates to outstanding securities sold under repurchase agreements during 2009, 2008, and 2007, in thousands of dollars:

	Maximum Amount Outstanding at Any Month End			Weighted Average Interest Rate at December 31,
	2009	2008	2007	2009	2008	2007

Securities sold under agreement to repurchase	$114,267	$67,415	$72,927.94%		1.86%	4.20%
	Years ended December 31,
	2009	2008	2007
Securities sold under agreement to repurchase - average daily amount outstanding during the year	$101,286	$58,843	$68,276

Weighted average interest rate paid	1.11%	2.41%	4.10%

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates.  Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%.  Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.  Since September 18, 2007, the Federal Reserve has decreased interest rates significantly, to near zero in 2009.  Decreases in interest rates generally have the opposite affect on market values of interest-bearing assets, the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.

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

Dramatic declines in the housing market during the prior two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities as well as other financial assets, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2009.

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

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2009.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2010, there were approximately 963 holders of record of Company common stock. There is no established market for shares of Company common stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2008 and 2009, management was aware of a few transactions, including some transactions in which the Company was the purchaser and one transaction in which the Company was the seller, in which the Company's common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2009(1)		2008(1)
First Quarter Second Quarter Third Quarter Fourth Quarter	High $82.50 $85.00 $91.50 $81.75	Low $79.00 $79.00 $79.00 $80.00	High $112.50 $ 96.00 $ 95.00 $ 92.50	Low $81.25 $81.25 $79.75 $76.00

(1)  Market prices have been adjusted to give retroactive effect for a two-for-one stock split declared October 13, 2009 and distributed        November 5, 2009.

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company paid an annual cash dividend of $1.25 per share in 2009 and $5.25 per share in 2008. In addition, the Company distributed 838,741 common stock shares associated with a two-for-one stock split on November 5, 2009.   There can be no assurance, however, as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company completed a limited offering of up to 25,000 shares of the Company's Common Stock, $10.00 par value per share, in June, 2009, prior to the two-for-one stock split declared in October 2009.  The offering price was $158.00 per share with a minimum purchase of 25 shares, or $3,950, and an aggregate offering amount of $3,950,000.  Through March 31, 2009, the Company had sold 400 shares for $63,200. Through June 1, 2009, when the offering terminated, total sales (including sales through March, 2009) equaled 18,826 shares, or $2,974,508.  There were no underwriting discounts or commissions.  The shares were offered to and purchased by selected accredited investors and nonaccredited investors employed by or having a business relationship with the Company (limited to 35 nonaccredited purchasers).  The shares were offered in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. The Company made one additional sale of securities during 2009.  On October 1, 2009 the Company sold 228 shares of common stock to The Conway National Bank Profit Sharing and Savings Plan for a price of $137,278, or $163.50 per share.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2009 are outlined in the below table.  Information about all other purchases during 2009 have been previously reported on Forms 10-Q, filed May 12, 2009, August 14, 2009, and November 12, 2009, and is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar amount) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2009	2,098	$ 81.75	-	-
November 1 - November 30, 2009	161	$ 81.75	-	-
December 1 - December 31, 2009	88	$ 81.75	-	-
Total	2,347	$ 81.75	-	-

(1) Adjusted to give retroactive effect for a two-for-one stock split declared October 13, 2009 and distributed November 5, 2009.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Income Statement Data:
Total Interest Income	$ 43,947	$ 50,119	$ 53,755	$ 49,411	$ 39,079
Total Interest Expense	12,129	18,221	22,858	18,396	10,459
Net Interest Income	31,818	31,898	30,897	31,015	28,620
Provision for Loan Losses	8,748	2,533	1,145	808	1,275
Net Interest Income
after Provision for Loan Losses	23,070	29,365	29,752	30,207	27,345
Total Noninterest Income	8,140	7,188	7,002	6,958	6,411
Total Noninterest Expenses	24,030	23,108	22,019	22,339	19,530
Income Before Income Taxes	7,180	13,445	14,735	14,826	14,226
Income Taxes	2,113	4,488	5,015	4,780	4,748
Net Income	$ 5,067	$ 8,957	$ 9,720	$ 10,046	$ 9,478

*Per Share:
Net Income Per Weighted Average
Shares Outstanding	$ 3.03	$ 5.36	$ 5.65	$ 5.80	$ 5.47
Cash Dividend Paid Per Share	$ 1.25	$ 2.63	$ 2.63	$ 2.63	$ 2.50
Weighted Average Shares Outstanding	1,672,527	1,672,566	1,722,130	1,731,178	1,734,692

*Years 2008-2005 adjusted for the effect of a two-for-one stock split issued during 2009, years 2006-2005 adjusted for the effect of a 10% stock dividend issued during 2007.

Selected Balance Sheet Data:
Assets	$ 920,641	$ 874,625	$ 865,638	$ 837,622	$ 792,720
Net Loans	570,654	591,190	567,244	560,849	498,008
Investment Securities (1)	232,605	206,996	216,177	179,634	181,978
Federal Funds Sold	14,000	21,000	26,000	26,000	46,000
Deposits:
Noninterest-Bearing	$ 96,834	$ 100,560	$ 112,450	$ 129,763	$ 134,475
Interest-Bearing	608,436	578,659	579,839	545,289	532,001
Total Deposits	$ 705,270	$ 679,219	$ 692,289	$ 675,052	$ 666,476
Stockholders' Equity	$ 87,429	$ 83,527	$ 82,112	$ 76,663	$ 70,559

(1) Includes other investments

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

Economic Conditions

The national recession which began in 2007 and which appears to have ended in September of 2009 has significantly impacted the Company's market area, two coastal counties of South Carolina, Horry County and the Waccamaw Neck region of Georgetown County.  Although many industries within our market have been affected during this difficult period, the primary impact of this recession was to depress real estate sales, and consequently real estate values.  The decline in real estate values, ensuing defaults, and foreclosures has had a moderately negative impact on the Company resulting in historically low profitability.  With the national and local economies expected to remain subdued through much of 2010, we anticipate that profitability will remain below historical levels while, at the same time, expect that the Bank will continue to grow, further strengthen, and generally prosper.  Although the Bank's credit concerns have remained moderate in terms of the magnitude of non-performing assets in the industry and local markets, we will continue to address credit concerns during the first six months of 2010.  Loan losses have leveled, but will remain at historically high levels during the first half of 2010.  Loan losses are expected to begin a downward trend in the third quarter of 2010.

Although the national and local economies have begun to show some strengthening, much uncertainty remains about the sustainability and speed of the current recovery.  The Bureau of Economic Analysis, a division of the U.S. Department of Commerce, indicated that real gross domestic product (GDP) increased at an annual rate of 2.2% for the third quarter of 2009, and the advance estimate for the fourth quarter indicates that GDP increased at an annual rate of 5.7%.  The fourth quarter increase reflects an acceleration in private inventory investment, a deceleration in imports, and an upturn in nonresidential fixed investment that were partly offset by decelerations in federal government spending and personal consumption expenditures.  Locally, the real estate sector also posted gains in the fourth quarter of 2009 with the total number of real estate transactions increasing approximately 33% as compared to the fourth quarter of 2008.  This is an improvement from the approximate 11%, 21%, and 44% declines experienced for the third, second, and first quarters of 2009, respectively, in comparison to the same periods in 2008.  The banking industry has continued to experience significant difficulties with 140 bank failures occurring in 2009 compared to 25 for 2008.  Further failures are anticipated for 2010.

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans increased 4.3% from $573,751 at December 31, 2007 to $598,281 at December 31, 2008; and decreased 3.1% from December 31, 2008 to $579,796 at December 31, 2009.  Loan demand from creditworthy borrowers in our market area softened in 2007, was moderate in 2008, and decreased during 2009.   Loans increased as a percentage of total assets from 66.3% at year-end 2007 to 68.4% at year-end 2008, and decreased to 63.0% at year-end 2009.  Investment securities, federal funds sold, and other earning assets decreased as a percentage of total assets from 28.0% at year-end 2007 to 26.1% at year-end 2008, but increased to 30.8% at year-end 2009.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets fell from 5.7% at year-end 2007 to 5.5% at year-end 2008, and increased to 6.2% at year-end 2009.  Management has sought to build the deposit base with stable, relatively noninterest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Noninterest-bearing demand deposits, as a percent of total assets, have declined over the previous three years from 13.0% at year-end 2007 to 11.5% at year-end 2008, and to 10.5% at year-end 2009. The Company has anticipated a decline in these deposits over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets have risen from 76.0% at December 31, 2007 to 77.8% at December 31, 2008, and to 79.2% at December 31, 2009.  Stockholders' equity as a percentage of total assets was 9.5% for December 31, 2007, 2008 and 2009.  The Bank remains well-capitalized (see Note 16 to the consolidated financial statements, contained elsewhere in this report).

The table on the following page sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2009, 2008, and 2007:

	December 31,
Assets:	2009	2008	2007
Earning assets:
Loans	63.0%	68.4%	66.3%
Investment securities:
Taxable	21.6	20.6	21.9
Tax-exempt	3.7	3.1	3.1
Federal funds sold and securities purchased
under agreement to resell	1.5	2.4	3.0
Other earning assets	4.0	0.0	0.0
Total earning assets	93.8	94.5	94.3
Other assets	6.2	5.5	5.7
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.1%	66.2%	67.0%
Securities sold under agreement to resell	11.4	7.7	7.0
FHLB Advances and other borrowings	1.7	3.9	2.0
Total interest-bearing liabilities	79.2	77.8	76.0
Noninterest-bearing deposits	10.5	11.5	13.0
Other liabilities	.8	1.2	1.5
Stockholders' equity	9.5	9.5	9.5
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and subsidiary recognized earnings in 2009, 2008, and 2007 of $5,067, $8,957, and $9,720, respectively, resulting in a return on average assets of .56%, 1.04%, and 1.15%, and a return on average stockholders' equity of 5.91%, 10.65%, and 11.93%. The earnings were primarily attributable to favorable but generally declining net interest margins in each period (see "Net Income-Net Interest Income"). Other factors include management's ongoing effort to maintain other income at adequate levels (see "Net Income ‑ Noninterest Income") and to control other expenses (see "Net Income - Noninterest Expenses").  Earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $940,641 at December 31, 2009 as compared to $874,625 at December 31, 2008 and $865,638 at December 31, 2007.  The following table sets forth the financial highlights for fiscal years 2009, 2008, and 2007.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2009	2008 to 2009 Percent Increase (Decrease)	December 31, 2008	2007 to 2008 Percent Increase (Decrease)	December 31, 2007
Net interest income
after provision for loan losses	$ 23,070	(21.4)%	$ 29,365	(1.3)%	$ 29,752
Income before income taxes	7,180	(46.6)	13,445	(8.8)	14,735
Net Income	5,067	(43.4)	8,957	(7.8)	9,720

Per Share (1)
(weighted average of shares outstanding)	$ 3.03	(43.5)	$ 5.36	(5.1)	$ 5.65

Cash dividends declared	2,096	(51.9)	4,355	(2.7)	4,475

Per Share (1)	$ 1.25	(52.5)	$ 2.63	-	$ 2.63

Total assets	$920,641	5.3%	$874,625	1.0%	$865,638
Total deposits	705,270	3.8	679,219	(1.9)	692,289
Total loans	579,796	(3.1)	598,281	4.3	573,751
Investment securities	232,605	12.4	206,996	(4.2)	216,177
Stockholders' equity	87,429	4.7	83,527	1.7	82,112
Book value per share (1)	$ 52.13	3.5	$ 50.35	4.5	$ 48.18

Ratios (2):
Return on average total assets	.56%	(46.2)	1.04%	(9.6)	1.15%
Return on average stockholders' equity	5.91%	(44.5)	10.65%	(10.7)	11.93%

(1) Adjusted for the effect of two-for-one stock split issued during 2009.

(2)  For the fiscal years ended December 31, 2009, 2008, and 2007 average total assets amounted to $904,866,
       $860,612, and $847,601, respectively, with average stockholders' equity totaling $85,771, $84,138, and
       $81,442, for the same periods.

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

The Bank maintained net interest margins in 2009, 2008, and 2007 of 3.78%, 3.99%, and 3.96%, respectively, as compared to management's long-term target of 4.20%. Net interest margins have been compressed at the Bank and industry-wide, as a result of strong competition for deposits, competitive lending practices, and the historically low and prolonged market interest rate environment.  Net interest margins have also been impacted by softening loan demand.  Loan demand remained strong throughout 2005 and 2006, declined in 2007, was moderate in 2008, and declined in 2009.   Fully-tax-equivalent net interest income increased from $31,361 in 2007 to $32,454 in 2008, and decreased slightly to $32,446 in 2009.  During the three-year period, total fully-tax-equivalent interest income decreased by 6.5% from $54,219 in 2007 to $50,675 in 2008, and decreased 12.0% in 2009 to $44,575.  Over the same period, total interest expense decreased 20.3% from $22,858 in 2007 to $18,221 in 2008, and decreased 33.4% to $12,129 in 2009. Fully-tax-equivalent net interest income as a percentage of average total earning assets was 3.96% in 2007, 3.99% in 2008, and 3.78% in 2009.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2009, 2008, and 2007.  However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSAs exceed RSLs for a specific repricing period, a positive interest sensitivity gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions a bank or its customers may take during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's static gap rate sensitivity position at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2009
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 14,000	$ -	$ -	$ -	$ -	$ -
Interest Bearing Due From	36,765	-	-	-	-	-
Federal Reserve
Investment Securities (net of FRB and FHLB stock in the amount of $3,041 and other investments of $827)	-	1,215	372	452	145,893	80,805
Loans (net of non-accruals of $12,678)	90,829	57,956	43,292	46,685	267,226	61,130
Total, RSA	$141,594	$ 59,171	$ 43,664	$ 47,137	$413,119	$141,935

Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of $100,000 or more	$ -	$ 92,335	49,851	59,800	28,018	-
All Other Time Deposits	-	45,763	44,944	53,216	12,703	-
Securities Sold under Repurchase Agreements	78,308	24,011	292	2,043	-	-
Federal Home Loan Bank Advances	-	5,000	-	5,000	5,000	-
Total RSL	$ 78,308	$ 167,109	$ 95,087	$120,059	$ 45,721	$ -
RSA-RSL	$ 63,286	$(107,938)	$(51,423)	$(72,922)	$ 367,398	$ 141,935
Cumulative RSA-RSL	$ 63,286	$ (44,652)	$(96,075)	$(168,997)	$ 198,401	$ 340,336
Cumulative RSA/RSL	1.81	.82	.72	.63	1.39	1.67

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses in an amount commensurate with management's ongoing evaluation of the loan portfolio and deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of ASC 310-10, "Accounting by Creditors for Impairment of a Loan," in connection with the allowance for loan losses (see NOTE 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).  The provision for loan losses was $8,748 in 2009, $2,533 in 2008, and $1,145 in 2007.  Net loan charge-offs totaled $6,697 in 2009, $1,949 in 2008, and $1,114 in 2007, with net charge-offs being centered in consumer purpose, commercial and industrial loans, and real estate loans in 2009 and 2008, and in consumer purpose loans in 2007.   The allowance for loan losses as a percentage of net loans was 1.60% at December 31, 2009, 1.20% at December 31, 2008, and 1.15% at December 31, 2007.

Securities Transactions

Net unrealized gains in the investment securities portfolio were $1,891 at December 31, 2009, $2,310 at December 31, 2008, and $1,728 at December 31, 2007.  The market value of investment securities increased during 2007 and 2008 due to the declines in market interest rates, increased demand for bonds, and the consequent increase in prices. This trend leveled in 2009 as market interest rates leveled. The net unrealized gains on investment securities decreased during 2009 primarily due to the realization of gains from sales of investment securities.  Security gains of $1,576 were realized on sales of $55,192 in short and mid-term available-for-sale securities during 2009.  No security gains/losses were realized in 2008.  Security gains of $9 were realized in 2007 on sales of $2,315 in short-term available-for-sale securities.

Noninterest Income

Other income, net of any securities gains, increased by 2.8% from $6,993 in 2007 to $7,188 in 2008, and decreased 8.7% from $7,188 in 2008 to $6,580 in 2009.   During 2008, service charge income on deposit accounts increased due to increased service charges as a result of declines in demand deposit balances and increased non-sufficient funds and overdraft charges.  Other noninterest income remained stable.  During 2009, service charge income on deposit accounts decreased due to decreased non-sufficient funds and overdraft charges.  Other noninterest income also decreased due primarily to declines in credit card merchant discount income, mortgage negotiation fees, and other miscellaneous noninterest income.

Noninterest Expenses

Noninterest expenses increased by 4.9% from $22,019 in 2007 to $23,108 in 2008, and increased 4.1% from $23,108 in 2008 to $24,030 in 2009.  The components of other expenses are salaries and employee benefits of $14,044, $14,865, and $14,005; occupancy and furniture and equipment expenses of $3,338, $3,047, and $3,313; and other operating expenses of $4,637, $5,196, and $6,712 for 2007, 2008, and 2009, respectively.

The decrease in salary and employee benefits during 2009 reflects declines in the number of employees and the consequent reduction in salaries and benefits expense.

The increase in occupancy expense during 2009 was attributable to the Company's installation of a new core application system and branch office renovations.

The increase in other operating expenses during 2009 is primarily attributable to increased FDIC insurance premiums which increased 589.5% from $239 in 2008 to $1,648 in 2009.

Income Taxes

Provisions for income taxes decreased 10.5% from $5,015 in 2007 to $4,488 in 2008, and decreased 52.9% from $4,488 in 2008 to $2,113 in 2009.  Income tax liability decreased in both of 2008 and 2009, as income before income taxes decreased 8.8% and 46.6%, respectively.

Liquidity

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks; has the ability, on a short-term basis, to borrow funds from the Federal Reserve System; and has a line of credit from the Federal Home Loan Bank of Atlanta (see NOTE 9 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $3,259, $5,142, and $5,836 at December 31, 2009, 2008, and 2007, respectively.  At December 31, 2009, the Company had liabilities, consisting of cash dividends payable totaling $2,096.  At December 31, 2008 the Company had liabilities, consisting of cash dividends payable, a short-term note payable, and accrued interest payable in the amounts of $4,355 and $1,132, respectively. At December 31, 2007, the Company had liabilities, consisting of cash dividends payable, totaling $4,475.  Management believes that liquidity sources are more than adequate to meet funding needs.

Off Balance Sheet Arrangements and Contractual Obligations

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2009, the Bank had issued commitments to extend credit of $44.7 million, standby letters of credit of $2.4 million, and no commitments to buy or sell securities (see NOTE 11 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2009, the Company's and the Bank's fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient.

Contractual Obligations and Other Commitments
December 31, 2009
(Dollars in Thousands)

		Less than	1 to 3	3 to 5
	Total	One Year	Years	Years
Contractual Cash Obligations
Operating leases	$ 10	$ 2	$ 4	$ 4
Time deposits	386,630	345,909	33,983	6,738
Securities sold under agreement to repurchase	104,654	104,654	-	-
United States treasury demand notes	650	650	-	-
Federal Home Loan Bank Advances	15,000	10,000	5,000	-
Total contractual cash obligations	$506,944	$461,215	$38,987	$6,742

Obligations under non-cancelable operating lease agreements totaled $10 at December 31, 2009.  These obligations are payable over five years as shown in NOTE 12 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in NOTE 6 to the Consolidated Financial Statements - DEPOSITS.  At December 31, 2009 securities sold under agreement to repurchase totaled $104,654 and are due and payable within one year.  Further information on securities sold under agreement to repurchase is outlined in NOTE 8 to the Consolidated Financial Statements - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS.  At December 31, 2009 the Company had $650 of United States treasury notes payable on demand.  At December 31, 2009 the Company had $15,000 in Federal Home Loan Bank advances.  Further information on the United States treasury notes payable and the Federal Home Loan Bank advances is outlined in NOTE 9 to the Consolidated Financial Statements - LINES OF CREDIT.

Capital Resources

Total stockholders' equity was $87,429, $83,527, and $82,112 at December 31, 2009, 2008, and 2007, representing 9.50%, 9.55%, and 9.49% of total assets, respectively.  The increases reflect net earnings retained during each year.  At December 31, 2009, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 16 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and, together with anticipated retained earnings, to support anticipated growth in bank operations.

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
DECEMBER 31, 2009, 2008 and 2007

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

38 - 40 41 42 43 44 45 46 - 70

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2009, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of CNB Corporation and subsidiary's internal control over financial reporting.

/s/Elliott Davis, LLC

Columbia, South Carolina
March 9, 2010

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2009, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/Elliott Davis, LLC

Columbia, South Carolina
March 9, 2010

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

December 31,

                                                     ASSETS

CASH AND DUE FROM BANKS

DUE FROM FEDERAL RESERVE BANK, BALANCE IN EXCESS OF REQUIREMENT

FEDERAL FUNDS SOLD

INVESTMENT SECURITIES AVAILABLE FOR SALE

INVESTMENT SECURITIES HELD TO MATURITY
   (Fair value $15,165 in 2009 and $9,570 in 2008)

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
   Dividends payable
   Other liabilities
         Total liabilities

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 11 and 12

STOCKHOLDERS' EQUITY

   Common stock - $5 par value and $10 par value in 2009 and 2008, respectively;
      authorized 3,000,000 shares and 1,500,000 shares in 2009 and 2008, respectively;
      issued 1,677,233 and 829,518 shares in 2009 and 2008, respectively
   Capital in excess of par value of stock
   Retained earnings
   Accumulated other comprehensive income
         Total stockholders' equity

     2009

$   25,879

36,765

14,000

214,615

14,949

3,041

579,796
        9,142
570,654

23,251

5,498

     11,989

$ 920,641
$   96,834
   608,436
705,270

104,654
650
15,000
-
2,096
       5,542
   833,212

8,386

51,418
26,620
       1,005
     87,429

$ 920,641

    2008

$   19,259

-

21,000

194,214

9,758

3,024

598,281
        7,091
591,190

23,403

7,000

       5,777

$ 874,625

$  100,560
   578,659
679,219

67,415
2,672
30,000
1,120
4,355
       6,317
   791,098

8,295

50,085
23,649
       1,498
     83,527

$ 874,625

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
   Federal Reserve Bank balances in excess of requirement
         Total interest income

INTEREST EXPENSE
   Deposits
   Securities sold under repurchase agreements
   United States Treasury demand notes
   Federal Home Loan Bank advances
   Other short term borrowings
         Total interest expense

         Net interest income

PROVISION FOR LOAN LOSSES

         Net interest income after provision for loan losses

NONINTEREST INCOME
   Service charges on deposit accounts
   Other service and exchange charges
   Gain on sale of investment securities available for sale
   Gain/(loss) on sale of other real estate owned
         Total noninterest income

NONINTEREST EXPENSES
   Salaries and wages
   Pensions and other employee benefits
   Occupancy
   Furniture and equipment
   Examination and professional fees
   Office supplies
   Credit card operations
   FDIC deposit insurance assessments
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE*

*Adjusted for the effect of a two-for-one stock split issued during 2009.

    2009

$   37,170

5,432
       1,219
6,651

11
              9
20
32
            74
     43,947

10,668
1,121
-
332
              8
     12,129

31,818

      8,748

    23,070

3,530
3,073
      1,576
         (39)
      8,140

11,027
2,978
1,069
2,244
778
467
793
1,648
       3,026
     24,030

7,180

       2,113

$    5,067

$      3.03

    2008

$   40,431

7,939
       1,080
9,019

3
            85
88
581
               -
     50,119

16,539
1,420
22
205
            35
     18,221

31,898

      2,533

    29,365

3,810
3,372
-
             6
      7,188

11,337
3,528
1,021
2,026
655
460
824
239
       3,018
     23,108

13,445

       4,488

$    8,957

$      5.36

    2007

$   43,878

7,337
          901
8,238

7
            96
103
1,536
               -
     53,755

19,976
2,800
74
8
               -
     22,858

30,897

       1,145

     29,752

3,621
3,372
9
               -
       7,002

10,453
3,591
1,313
2,025
662
490
953
80
       2,452
     22,019

14,735

       5,015

$    9,720

$      5.65

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009, 2008, and 2007
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity

BALANCE, DECEMBER 31, 2006

   Net income
   Cash dividend declared, $5.25 per share
   10% stock dividend
   Cash paid for fractional shares
   Common shares repurchased, at an
      average per share price of $165.73,
      adjusted for the 10% stock dividend
   Common shares sold, at an average
       per share price of $182.49, adjusted for
       the 10% stock dividend
   Net change in unrealized holding
      gain, net of income taxes of $1,429

BALANCE, DECEMBER 31, 2007

   Net income
   Cash dividend declared, $5.25 per share
   Common shares repurchased, at an
       average per share price of $161.98
   Common shares sold, at an average
       per share price of $159.70
   Net change in unrealized holding
      gain, net of income taxes of $315

BALANCE, DECEMBER 31, 2008

   Net income
   Cash dividend declared, $1.25 per share
   Two-for-one stock split
   Common shares repurchased, at an
      average per share price of $157.57,
      prior to the two-for-one stock split
      declared in October 2009
   Common shares sold, at an average
      per share price of $158.07 prior to the
      two-for-one stock split declared in
      October 2009
   Net change in unrealized holding
      gain, net of income tax benefit of $328

BALANCE, DECEMBER 31, 2009

785,279 - - 77,848 - (11,325) 304 - 852,106 - - (22,929) 341 - 829,518 - - 838,741 (10,080) 19,054 - 1,677,233	$7,853 - - 778 - (113) 3 - 8,521 - - (229) 3 - 8,295 - - - (99) 190 - $8,386	$42,913 - - 12,376 - (1,823) 53 - 53,519 - - (3,485) 51 - 50,085 - - - (1,489) 2,822 - $51,418	$27,017 9,720 (4,475) (13,154) (61) - - - 19,047 8,957 (4,355) - - - 23,649 5,067 (2,096) - - - - $26,620	$(1,120) - - - - - 2,145 1,025 - - - - 473 1,498 - - - - - (493) $ 1,005	$76,663 9,720 (4,475) - (61) (1,936) 56 2,145 82,112 8,957 (4,355) (3,714) 54 473 83,527 5,067 (2,096) - (1,588) 3,012 (493) $87,429

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains on investment securities
      available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME

2009 $ 5,067 500 (993) $ 4,574	2008 $ 8,957 473 - $ 9,426	2007 $ 9,720 2,151 (6) $ 11,865

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision/(benefit) for deferred income taxes
      Discount accretion and premium amortization on investment securities
      Gain on sale of investment securities available for sale
      (Gain)/Loss on sale of foreclosed assets
      Writedown on foreclosed assets
      Changes in assets and liabilities:
         (Increase)/decrease  in accrued interest receivable
         (Increase)/decrease in other assets
         Increase/(decrease) in other liabilities
            Net cash provided by operating activities

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities and calls of investment securities available for sale
   Purchases of investment securities held to maturity
   Purchases of investment securities available for sale
   Proceeds from sales of foreclosed assets
   Net (increase)/decrease in loans
   Purchase of equity securities
   Net premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase/(decrease) in deposits
   Net increase/(decrease) in securities sold under repurchase agreements
   Net increase/(decrease) in United States Treasury demand notes
   Net increase/(decrease)  in Federal Home Loan Bank advances
   Net increase/(decrease)  in other short-term borrowings
   Cash paid for fractional shares
   Common shares purchased
   Common shares sold
            Net cash provided by financing activities
               Net increase/(decrease) in cash and cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Change in unrealized gain/(loss) on securities available for sale, net of taxes
   Real estate acquired through foreclosure
   Change in dividends payable

   2009

$  5,067

1,538
8,748
(880)
1,001
(1,576)
39
137

1,502
(4,020)
    (775)
 10,781

55,192
795
144,732
(6,003)
(220,555)
1,501
9,128
(17)
   (1,386)
 (16,613)

(4,355)
26,051
37,239
(2,022)
(15,000)
(1,120)
-
(1,588)
    3,012
  42,217
36,385

   40,259

$ 76,644

$ 13,009
$   2,113

$    (822)
$   2,660
$ (2,259)

   2008

$  8,957

1,330
2,533
191
(820)
-
(6)
-

396
(757)
  (2,132)
    9,692

-
250
154,017
(2,312)
(140,438)
103
(27,151)
(727)
   (1,805)
 (18,063)

(4,475)
(13,070)
6,479
295
15,000
1,120
-
(3,714)
          54
     1,689
(6,682)

   46,941

$ 40,259

$ 20,352
$   4,459

$      789
$      672
$      119

    2007

$  9,720

1,285
1,145
(479)
(299)
(9)
-
8

(825)
 869
     1,861
   13,276

2,315
1,500
81,732
(4,895)
(112,725)
79
(7,683)
(596)
    (1,225)
  (41,498)

(4,123)
17,237
(11,394)
(488)
15,000
-
(61)
(1,936)
           56
    14,291
(13,931)

   60,872

$ 46,941

$ 21,480
$   5,086

$   3,575
$        64
$      352

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2009, the Company had concentrations of loans to the following classes of borrowers or industries: land subdivision and development, lessors of residential buildings, and lessors of non-residential buildings.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2009 was $25,114,000, $30,251,000, and $29,803,000, respectively.  These amounts represented 26.75%, 32.22%, and 31.74% of Total Capital, as defined for regulatory purposes, for the same period, respectively.

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

The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations, and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks, due from Federal Reserve, and federal funds sold.  Generally, both cash and cash equivalents are considered to have maturities of three months or less, and accordingly, the carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

Investment securities

The Company accounts for investment securities in accordance with FinancialAccounting Standards Board Accounting Standards Codification 320-10 (ASC 320-10), "Investments in Debt Securities."  This statement requires that the Company classify debt securities upon purchase as available for sale, held to maturity or trading.  Such assets classified as available for sale are carried at fair value.  Unrealized holding gains or losses are reported as a component of stockholders' equity (accumulated other comprehensive income) net of deferred income taxes.  Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a method which approximates a level yield. To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value.  The Company has no trading securities.  Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and interest income

Loans are recorded at their unpaid principal balance.  Interest on loans is accrued and recognized based upon the interest method.

The Company accounts for nonrefundable fees and certain direct costs associated with the origination of loans in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs."  Under ASC 310-20 nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans until such time that the loan is sold.

The Company accounts for impaired loans in accordance with ASC 310-10, "Receivables."  This standard requires that all creditors value loans at the lesser of the recorded balance or the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan's effective interest rate.  The standard also requires creditors to provide additional disclosures for the recognition of interest income on an impaired loan.

Under ASC 310-10, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

Non-performing assets

Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on non-accrual status, and restructured loans.  Loans are placed on non-accrual status when, in the opinion of management, the collection of additional principal and interest is questionable.  Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is initially recorded at the lower of cost (principal balance of the former loan plus costs of improvements) or estimated fair value.  Any write-downs at the dates of foreclosure are charged to the allowance for loan losses.  Expenses to maintain such assets and subsequent write-downs are included in noninterest expenses - other operating expenses.  Gains and losses on disposal are included in noninterest income - gains and losses on disposition of other real estate owned.

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

Stock Split

During 2009, the Corporation effected a two-for-one common stock split, which resulted in the reduction of the par value of its common stock from $10 per share to $5 per share and the issuance of 838,741 additional shares. Net income per share for the years ended December 31, 2008 and 2007 has been adjusted for comparable presentation.

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $448,000, $537,000 and $508,000, were included in the Company's results of operations for 2009, 2008, and 2007, respectively.

48                                                                         Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income taxes

Income taxes are accounted for in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes).  In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized.  ASC 740-10 also clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return.

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2008 and 2007 have been reclassified, with no effect on net income or stockholder's equity, to be consistent with the classifications adopted for the year ended December 31, 2009.

Net income per share

The Company computes net income per share in accordance with ASC 260-10, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 1,672,527 in 2009, 1,672,566 in 2008 and 1,722,130 in 2007.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share and the weighted average common shares outstanding have been adjusted for 2008 and 2007 to reflect the two-for-one stock split issued in 2009.

Fair values of financial instruments

ASC 820, "Fair Value Measurements and Disclosures," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  ASC 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair values of financial instruments - continued

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and due from banks - The carrying amounts of cash and due from banks (cash on hand, due from banks, due from the
        Federal Reserve,  and interest bearing deposits with other banks) approximate their fair value.

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

        Short-term borrowings - The carrying amounts of borrowings under repurchase agreements and U. S. Treasury demand notes.

        Advances from the Federal Home Loan Bank - The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the FHLB.

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

50                                                                          Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards - continued

ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing - a consensus of the FASB Emerging Issues Task Force," was issued in October, 2009 to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

ASU 2010-01, "Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash - a consensus of the FASB Emerging Issues Task Force," was issued in January, 2010 to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

ASU 2010-2, "Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification," was issued in January, 2010, as an amendment to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2009 and 2008 were approximately $2,001,000 and $2,638,000, respectively.

52                                                                         Continued

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

December 31, 2009 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Government sponsored enterprises
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock
      Other

Total available for sale

HELD TO MATURITY
   Government sponsored enterprises
      One to five years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

      Total held to maturity

Cost $ 135,494 42,907 178,401 1,381 2,543 16,563 4,010 24,497 2,240 6,975 9,215 780 11 36 827 $ 212,940 $ 6,003 6,003 645 826 6,232 1,243 8,946 $ 14,949	Gains $ 945 116 1,061 13 93 442 62 610 63 165 228 - - - - $ 1,899 $ - - 5 26 161 69 261 $ 261	Losses $ 11 144 155 - - 68 - 68 1 - 1 - - - - $ 224 $ 17 17 - - 28 - 28 $ 45	Value $ 136,428 42,879 179,307 1,394 2,636 16,937 4,072 25,039 2,302 7,140 9,442 780 11 36 827 $ 214,615 $ 5,986 5,986 650 852 6,365 1,312 9,179 $ 15,165

Continued

NOTE 3 - INVESTMENT SECURITIES

December 31, 2008 Amortized Unrealized Holding Fair

AVAILABLE FOR SALE
   Government sponsored enterprises
      Within one year
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Master Card International Stock
      Other

     Total available for sale

HELD TO MATURITY
    State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

      Total held to maturity

Cost $ 3,725 151,174 14,522 169,421 1,370 4,243 11,271 1,115 17,999 507 3,021 3,528 721 11 36 768 $ 191,716 $ 795 1,481 4,589 2,893 $ 9,758	Gains $ 41 2,030 583 2,654 15 133 16 164 18 63 81 - - - - $ 2,899 $ 11 9 12 - $ 32	Losses $ - - - - - - 362 39 401 - - - - - - - $ 401 $ - 8 70 142 $ 220	Value $ 3,766 153,204 15,105 172,075 1,385 4,376 10,925 1,076 17,762 525 3,084 3,609 721 11 36 768 $ 194,214 $ 806 1,482 4,531 2,751 $ 9,570

54                                                                       Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (tabular amounts in thousands):

2009	Less than twelve months		Twelve months or more		Total
Available for Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government sponsored enterprises State, county, and municipal Mortgage backed securities Total	$ 24,224 1,405 88	$ 155 68 1	$ - - -	$ - - -	$ 24,224 1,405 88	$ 155 68 1
	$ 25,717	$ 224	$ -	$ -	$ 25,717	$ 224
Held to Maturity Government sponsored enterprises State, county, and municipal Total
	$ 1,985 726	$ 17 15	$ - 503	$ - 13	$ 1,985 1,229	$ 17 28
	$ 2,711	$ 32	$ 503	$ 13	$ 3,214	$ 45
2008	Less than twelve months		Twelve months or more		Total
Available for Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State, county, and municipal Total	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401
	$ 10,926	$ 401	$ -	$ -	$ 10,926	$ 401
Held to Maturity State, county, and municipal Total
	$ 5,200	$ 219	$ -	$ -	$ 5,200	$ 219
	$ 5,200	$ 219	$ -	$ -	$ 5,200	$ 219

     Securities classified as available-for-sale are recorded at fair market value.  There were no unrealized losses consisting of securities in a continuous loss position for twelve months or more at December 31, 2009 and 2008.

     Securities classified as held-to-maturity are recorded at cost.  The Company owned one $516,000 par value municipal bond which had been in an unrealized loss position for twelve months or more at December 31, 2009. The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized costs.  There were no securities classified as held-to-maturity in an unrealized loss position for twelve months or more at December 31, 2008.

     Investment securities with an aggregate par value of $207,233,000 ($210,905,000 fair value) at December 31, 2009 and $174,673,000 ($177,212,000 fair value) at December 31, 2008 were pledged to secure public deposits and for other purposes.

55                                                                         Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

     During 2009, $53,560,000 par value of available-for-sale securities were sold for a gain of $1,576,000.  There were no sales of securities available-for-sale in 2008.  During 2007, $2,315,000 of available-for-sale securities were sold for a gain of $9,000.

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

     The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2009 $ 116 2,925 $ 3,041	2008 $ 116 2,908 $ 3,024

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major category (tabular amounts in thousands):

December 31,

Real estate - mortgage
Real estate - construction
Commercial and industrial
Loans to individuals for household, family and
  other consumer expenditures
Agriculture
All other loans, including overdrafts
Unamortized deferred loan costs

2009 $ 375,741 81,311 74,565 44,865 2,930 328 56 $ 579,796	2008 $ 366,948 92,010 89,348 46,278 3,119 411 167 $ 598,281

     The Bank's loan portfolio consisted of $488,967,000 and $476,885,000 in fixed rate loans as of December 31, 2009 and 2008, respectively.  Fixed rate loans with maturities in excess of one year amounted to $328,356,000 and $316,519,000 at December 31, 2009 and 2008, respectively.

      Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2009	2008	2007
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 7,091 1,078 8,748 (7,775) $ 9,142	$ 6,507 533 2,533 (2,482) $ 7,091	$ 6,476 332 1,145 (1,446) $ 6,507

As of December 31, 2009, 2008, and 2007 loans individually evaluated and considered impaired under ASC 310-10 "Receivables" were as follows (tabular amounts in thousands):

	December 31,
	2009	2008	2007
Total loans considered impaired	$13,578	$ 4,182	$ 886
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	491	3,082	-
Related allowance established	176	572	-
Loans considered impaired and previously written down to fair value	13,065	1,075	861
Loans considered impaired and which are classified as troubled debt restructurings.	22	24	25
Average annual investment in impaired loans	6,412	1,613	780
Interest income recognized on impaired loans during the period of impairment.	7	2	5

57                                                                            Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

     At December 31, 2009 and 2008, non-accrual loans totaled $12,678,000 and $2,990,000, respectively.  The total amount of interest earned on non-accrual loans was $318,000 in 2009, $103,000 in 2008 and $33,000 in 2007.  The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $953,000 in 2009, $288,000 in 2008, and $94,000 in 2007.  Foregone interest on non-accrual loans totaled $635,000 in 2009, $185,000 in 2008, and $61,000 in 2007.  The Company writes down any potential losses associated with non-accrual loans at the time such loans are placed in a non-accrual status.  Accrued and unpaid current period interest income on non-accrual loans is reversed to current period income at the time a loan is placed in non-accrual status. Accrued and unpaid prior period interest income on non-accrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in non-accrual status.  Any payments received on loans placed in non-accrual status are applied first to principal.  The Company does not recognize interest income on non-accrual loans on a cash basis.

     At December 31, 2009 and 2008 the amount of loans ninety days or more past due and still accruing interest totaled $960,770 and $607,199, respectively.  Loans ninety days or more past due and still accruing interest consist of consumer loans which are placed in non-accrual status at one hundred twenty days or more past due.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (amounts in thousands):

	2009	2008
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 26,315 9,642 35,957 (12,706) 23,251 - $ 23,251	$ 26,262 8,811 35,073 (11,789) 23,284 119 $ 23,403

     Depreciation and amortization of premises and equipment charged to operating expense totaled $1,538,000 in 2009, $1,330,000 in 2008, and $1,285,000 in 2007.

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

NOTE 6 - OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2009 and 2008.  Other real estate owned is included in "other assets."

	2009	2008
Balance, beginning of year Additions - foreclosures Proceeds from sales Net gain/(loss) on sales Write downs Balance, end of year	$ 639 2,660 (1,501) (39) (137) $ 1,622	$ 64 672 (103) 6 - $ 639

NOTE 7 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2009	2008
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$188,237 54,564 75,839 230,004 156,626 $705,270	$186,911 48,354 76,411 210,669 156,874 $679,219

     Interest paid on certificates of deposit of $100,000 or more totaled $5,359,000 in 2009, $8,110,000 in 2008 and $8,944,000 in 2007.

     At December 31, 2009, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2010 2011 2012 2013 2014 and after	$345,909 25,797 8,186 3,782 2,956 $386,630

The amount of overdrafts classified as loans at December 31, 2009 and 2008 were $328,000 and $411,000, respectively.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements are summarized as follows (tabular dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2009 $ 104,654 101,286 114,267 .94% 1.11%	2008 $ 67,415 58,843 67,415 1.86% 2.41%

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained with an independent third party safekeeping agent.  Government sponsored enterprise and municipal securities with a book value of $110,865,000 ($111,556,000 fair value) and $71,752,000 ($72,845,000 fair value) at December 31, 2009 and 2008, respectively, are pledged as collateral for the agreements.

NOTE 9 - LINES OF CREDIT

     At December 31, 2009, the Bank had unused short-term lines of credit totaling $30,500,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB).  The Bank may borrow up to $7,000,000 under the arrangement at varying rates set weekly by the FRB.  The average rate paid by the Company under the arrangement was 0.00% for 2009.  The note is secured by Federal agency securities with a market value of $3,018,000 at December 31, 2009.  The amount outstanding under the note totaled $650,000 and $2,672,000 at December 31, 2009 and 2008, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $50,734,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totaled $15,000,000 and $30,000,000 at December 31, 2009 and 2008, respectively.  The $15,000,000 outstanding at December 31, 2009 consists of three advances in the amounts of $5,000,000 each.  Each $5,000,000 advance is due and payable in one payment on March 4, 2010, September 7, 2010, and March 4, 2011, respectively.  Interest on these advances is payable monthly at 1.30%, 1.65%, and 2.07%, respectively.

NOTE 10 - INCOME TAXES

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2009		2008		2007
Tax expense at statutory rate Increase (decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $ 2,441 (386) 122 (64) $ 2,113	% 34.00% (5.38) 1.70 (.89) 29.43%	Amount $4,600 (369) 228 29 $4,488	% 34.21% (2.74) 1.70 .21 33.38%	Amount $5,047 (309) 263 14 $5,015	% 34.25% (2.10) 1.78 .10 34.03%

Continued

NOTE 10 - INCOME TAXES - Continued

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (tabular amounts in thousands):

December 31,

Deferred tax assets:
   Allowance for loan losses deferred for tax purposes
   Deferred compensation
   Executive retirement plan
   Interest on nonaccrual loans
   Other

      Gross deferred tax assets
      Less valuation allowance

      Net deferred tax assets

Deferred tax liabilities:
   Depreciation for income tax reporting in excess of amount
      for financial reporting
   Unrealized net gains on securities available for sale
   Other

      Gross deferred tax liabilities

      Net deferred tax asset

2009 $ 3,108 543 162 216 165 4,194 - 4,194 (330) (670) (140) (1,140) $ 3,054	2008 $ 2,411 548 152 63 124 3,298 - 3,298 (523) (998) (186) (1,707) $ 1,591

     The net deferred tax asset is included in other assets at December 31, 2009 and 2008.

     A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2009 tax benefit of $328,000 and the 2008 tax expense of $315,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit or expense.

    The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Net deferred income tax (benefit)/expense Provision for income taxes	2009 $ 3,063 185 3,248 (1,135) $ 2,113	2008 $ 4,336 346 4,682 (194) $ 4,488	2007 $ 4,588 400 4,988 27 $ 5,015

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

     The contractual value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2009 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 44,732 $ 2,369

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     At December 31, 2009, the Bank was obligated under a non-cancelable lease for a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under this agreement at December 31, 2009 were (tabular amounts in thousands):

Payable in year ending 2010 2011 2012 2013 and thereafter Total future minimum payments required	Amount $ 2 2 2 4 $ 10

     Lease payments under all operating leases charged to expense totaled $2,000 in 2009, $5,000 in 2008 and $6,000 in 2007.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

     The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position or results of operations.

NOTE 13 - RESTRICTION ON DIVIDENDS

     Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2009, the Bank's retained earnings were $81,308,000.

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

     Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2009 $ 1,624 631 255 $ 2,000	2008 $ 1,956 343 675 $ 1,624

     Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $10,168,000 and $12,478,000 at December 31, 2009 and 2008, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2009, 2008 and 2007, $380,000, $579,000 and $712,000, respectively, were charged to operations under the plan.

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

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2009, 2008, and 2007, the Bank had $290,518, $51,888 and $96,056 in income and $53,678, $50,436 and $111,256 of expense associated with this plan, respectively.  The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation from service.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank maintains the value of awards in amounts equal to the current market value of the Company's stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2009, 2008 and 2007, $81,947, $179,493 and $223,630, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The Company's and the Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

CNB Corporation	Actual		For capital adequacy purposes Minimum

As of December 31, 2009
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2008
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

	Amount $ 93,892 86,424 86,424 $ 89,119 82,028 82,028	Ratio 15.76% 14.51 9.37 14.67% 13.50 9.56	Amount $ 47,663 23,831 36,906 $ 48,607 24,304 34,312	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00

The Conway National Bank	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2009
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2008
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

	Amount $ 92,647 85,179 85,179 $ 89,428 82,337 82,337	Ratio 15.55% 14.30 9.23 14.72% 13.55 9.60	Amount $ 47,660 23,830 36,905 $ 48,604 24,302 34,311	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 59,575 35,745 46,130 $ 60,755 36,453 42,889	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2009 Carrying Fair		2008 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve        balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes
    Other short-term borrowings

	Amount $ 62,644 14,000 214,615 14,949 3,041 570,654 705,270 104,654 15,000 650 -	Value $ 62,644 14,000 214,615 15,165 3,041 582,536 706,013 104,654 15,012 650 -	Amount $ 19,259 21,000 194,214 9,758 3,024 591,190 679,219 67,415 30,000 2,672 1,120	Value $ 19,259 21,000 194,214 9,570 3,024 605,602 680,172 67,415 30,000 2,672 1,120
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 44,732		$ 53,838
Standby letters of credit	2,369		2,111

     Accounting standards require disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

        The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted market prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts and impaired loans.

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

        Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis:

Investment Securities Available for Sale

Measurement is on a recurring basis based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets.  Level 2 securities include securities issued by government sponsored enterprises, municipal securities, and mortgage-backed securities issued by government sponsored enterprises. Generally these fair values are priced from established pricing models.

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO)

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as non-recurring Level 3.

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for December 31, 2009 and 2008 are presented in the following table (dollars in thousands):

2009	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$ -	$ 214,615	$ -

2008

Available-for-sale securities	$ -	$ 194,214	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2009 and 2008 for which a nonrecurring change in fair value was recorded during the years ended December 31, 2009 and 2008.

2009	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 1,622	$ -
Impaired loans	$ -	$ 13,556	$ -
	$ -	$ 15,178	$ -

2008

Other real estate owned	$ -	$ 639	$ -
Impaired loans	$ -	$ 4,158	$ -
	$ -	$ 4,797	$ -

NOTE 18 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Short term borrowings Other Liabilities Stockholders' equity	2009 $ 3,259 86,184 82 $ 89,525 $ 2,096 - - 87,429 $ 89,525	2008 $ 5,142 83,835 37 $ 89,014 $ 4,355 1,120 12 83,527 $ 89,014

67                                                                                       Continued

NOTE 18 - PARENT COMPANY INFORMATION - Continued

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,

INCOME
   Dividend from bank subsidiary
   Other income

EXPENSES
    Interest expense
    Legal
    Sundry
    Other
      Income before equity in undistributed
         net income of bank subsidiary

EQUITY IN UNDISTRIBUTED NET INCOME OF
   SUBSIDIARY

      Net income

2009 $ 2,322 46 7 43 31 62 2,225 2,842 $ 5,067	2008 $ 5,032 284 35 - 17 64 5,200 3,757 $ 8,957	2007 $ 5,129 199 - 27 17 54 5,230 4,490 $ 9,720

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary
   Net change in other liabilities
   Net change in other assets

          Net cash provided by operating activities

INVESTING ACTIVITIES
   Sale of land

          Net cash provided by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Common shares repurchased
   Common shares sold
   Cash paid for fractional shares
   Change in short term borrowings

        Net cash used for financing activities

        Net (decrease) in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR

2009 $ 5,067 (2,842) (12) (45) 2,168 - - (4,355) (1,588) 3,012 - (1,120) (4,051) (1,883) 5,142 $ 3,259	2008 $ 8,957 (3,757) 12 - 5,212 1,109 1,109 (4,475) (3,714) 54 - 1,120 (7,015) (694) 5,836 $ 5,142	2007 $ 9,720 (4,490) - - 5,230 - - (4,123) (1,936) 56 (61) - (6,064) (834) 6,670 $ 5,836

Continued

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2009 and 2008 is as follows (amounts, except per share data, in thousands):

Quarter ended
2009	March 31	June 30	September 30	December 31

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share

Weighted average shares outstanding

	$ 11,254 3,386 7,868 1,231 6,637 1,892 5,671 2,858 920 $ 1,938 $ 1.17 1,657,784	$ 11,163 3,053 8,110 3,095 5,015 2,484 6,333 1,166 325 $ 841 $ .50 1,673,194	$ 10,821 2,897 7,924 2,221 5,703 1,902 5,699 1,906 614 $ 1,292 $ .77 1,680,612	$ 10,709 2,793 7,916 2,201 5,715 1,862 6,327 1,250 254 $ 996 $ .59 1,678,514
Quarter ended
2008	March 31	June 30	September 30	December 31

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income before income taxes
Income taxes

   Net income

Net income per share(1)

Weighted average shares outstanding(1)

	$ 13,680 5,694 7,986 359 7,627 1,845 5,637 3,835 1,295 $ 2,540 $ 1.50 1,697,872	$ 12,428 4,660 7,768 495 7,273 1,728 5,824 3,177 1,040 $ 2,137 $ 1.28 1,668,528	$ 12,050 4,050 8,000 500 7,500 2,047 5,917 3,630 1,245 $ 2,385 $ 1.43 1,665,794	$ 11,961 3,817 8,144 1,179 6,965 1,568 5,730 2,803 908 $ 1,895 $ 1.14 1,660,070

 (1)  Adjusted for the effect of a two-for-one stock split issued during 2009.

NOTE 20 - SUBSEQUENT EVENTS

     Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2009.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2009, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 9, 2010

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - -Committees of the Board of Directors - - Audit Committee" set forth in the Company's Proxy Statement filed in connection with the Company's 2010 Annual Meeting of the Shareholders (the "2010 Proxy Statement") is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth in the 2010 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

          The information set forth in the 2010 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

          The Company does not have any equity compensation plans pursuant to which securities may be issued.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information set forth in the 2010 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters -- Director Independence" is incorporated herein by reference. The members of the Company's Audit and Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth in the 2010 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Condition - December 31, 2009 and 2008
Consolidated Statements of Income - Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2009,  2008, and 2007
Consolidated Statements of Comprehensive Income - Years ended December 31, 2009, 2008, and 2007.
Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

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

  CNB Corporation

/s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2010.

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