Form 10-Q
period 2010-03-31
CNB CORP /SC/
filed 2010-05-10
CIK 764581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,675,804 shares of common stock, par value $5 per share, May 3, 2010.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2010, December 31, 2009, and March 31, 2009	2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	3

Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three Months Ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28
SIGNATURE	28

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

●	increases in deposit insurance premiums;
●	changes in laws and regulations, including tax, banking and securities laws and regulations;
●	changes in the requirements of regulatory agencies;
●	changes in accounting policies, rules and practices;
●	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 22,305	$ 25,879	$ 36,548
Due from Federal Reserve Bank,	43,661	36,765	-
balance in excess of requirement
Investment securities held to maturity	22,468	14,949	9,218
(Fair values of $22,826 at March 31, 2010, $15,165 at December 31, 2009, and $9,147 at March 31, 2009)
Investment securities available for sale	227,417	214,615	199,884
(Amortized cost of $225,669 at March 31, 2010, $212,940 at December 31, 2009, and
$198,233 at March 31, 2009)
Federal funds sold	14,000	14,000	18,000
Other investments	3,041	3,041	3,041
Loans:
Total loans	567,702	579,796	597,763
Less allowance for possible loan losses	(10,310)	(9,142)	(6,965)
Net loans	557,392	570,654	590,798
Bank premises and equipment	23,045	23,251	23,852
Other assets	17,803	17,487	13,204
Total assets	$931,132	$920,641	$894,545

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$104,072	$ 96,834	$107,497
Interest-bearing	620,196	608,436	566,434
Total deposits	724,268	705,270	673,931
Securities sold under agreement to repurchase	103,498	104,654	96,688
United States Treasury demand notes	678	650	1,497
Federal Home Loan Bank advances	10,000	15,000	30,000
Short-term note payable	-	-	1,120
Other liabilities	5,315	7,638	6,449
Total liabilities	843,759	833,212	809,685

Stockholders' equity:
Common stock, par value $5 per share in 2010 and at December 31, 2009, and $10 per share at March 31, 2009; authorized 3,000,000 shares in 2010 and at December 31, 2009, and 1,500,000 shares at March, 31, 2009; issued 1,676,524 at March 31, 2010, 1,677,233 at December31, 2009, and 828,892 at March 31, 2009.	8,383	8,386	8,289
Capital in excess of par value of stock	51,364	51,418	49,992
Retained earnings	26,577	26,620	25,588
Accumulated other comprehensive income	1,049	1,005	991
Total stockholders' equity	87,373	87,429	84,860
Total liabilities and stockholders' equity	$931,132	$920,641	$894,545

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
Interest Income:	2010	2009
Interest and fees on loans	$ 8,935	$ 9,378
Interest on investment securities:
Taxable investment securities	1,107	1,569
Tax-exempt investment securities	312	285
Interest on federal funds sold	8	16
Other interest income	28	6
Total interest income	10,390	11,254

Interest Expense:
Interest on deposits	2,417	2,990
Interest on securities sold under agreement to repurchase	249	288
Interest on other short-term borrowings	57	108
Total interest expense	2,723	3,386

Net interest income	7,667	7,868
Provision for loan losses	3,763	1,231
Net interest income after provision for loan losses	3,904	6,637

Noninterest income:
Service charges on deposit accounts	878	819
Gains on sale of securities	-	477
Other operating income	534	596
Total noninterest income	1,412	1,892

Noninterest expenses:
Salaries and employee benefits	3,411	3,568
Occupancy expense	802	790
Other operating expenses	1,373	1,313
Total noninterest expenses	5,586	5,671

Income/(loss) before income taxes	(270)	2,858
Income tax provision/(benefit)	(227)	920
Net income/(loss)	$ (43)	$ 1,938

Per Share Data*

Net income/(loss) per weighted average shares outstanding	$ (.03)	$ 1.17

Cash dividend paid per share	$ -	$ -

Book value per actual number of shares outstanding	$ 52.12	$ 51.19

Weighted average number of shares outstanding	1,676,890	1,658,374

Actual number of shares outstanding	1,676,524	1,657,784
*Adjusted for the effect of a two-for-one stock split during 2009.

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2010	2009
Net income/(loss)	$ (43)	$ 1,938

Other comprehensive income/(loss), net of tax
Unrealized gains on securities:
Unrealized holding gains/(losses) during period, net	44	(207)
Reclassification adjustment for gains included in net income, net	-	(300)

Net comprehensive income	$ 1	$ 1,431

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2010	2009
Common Stock:
($5 par value, 3,000,000 shares authorized*)
Balance, January 1	$ 8,386	$ 8,295
Issuance of Common Stock	-	4
Repurchase of Common Stock	(3)	(10)
Balance at end of period	8,383	8,289

Surplus:
Balance, January 1	51,418	50,085
Issuance of Common Stock	-	59
Repurchase of Common Stock	(54)	(152)
Balance at end of period	51,364	49,992

Undivided profits:
Balance, January 1	26,620	23,650
Net Income/(loss)	(43)	1,938
Balance at end of period	26,577	25,588

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,005	1,498
Change in net unrealized gains/losses, net	44	(507)
Balance at end of period	1,049	991

Total stockholders' equity	$87,373	$84,860

Note: Columns may not add due to rounding.

*Adjusted for the effect of a two-for-one stock split during 2009.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net Income/(Loss)	$ (43)	$ 1,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	371	330
Provision for loan losses	3,763	1,231
Provision for deferred income taxes	(301)	261
Net discount accretion and premium amortization on investment securities	389	121
Gain on sale of investment securities	-	(477)
Gain on sale of foreclosed assets	(32)	-
Decrease in accrued interest receivable	122	694
Decrease in other assets	599	23
Increase/(decrease) in other liabilities	(227)	135

Net cash provided by operating activities	4,641	4,256

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	-	9,281
Proceeds from maturities/calls of investment securities held to maturity	485	535
Proceeds from maturities/calls of investment securities available for sale	31,049	40,781
Purchase of investment securities available for sale	(44,161)	(56,252)
Purchase of investment securities held to maturity	(8,010)	-
Proceeds from sale of foreclosed assets	411	36
Net decrease in federal funds sold	-	3,000
Net (increase)/decrease in loans	8,355	(1,906)
Net proceeds from sales and purchases of equity securities	-	(17)
Premises and equipment expenditures	(165)	(779)

Net cash used for investing activities	(12,036)	(5,321)

FINANCING ACTIVITIES
Dividends paid	(2,096)	(4,357)
Net increase/(decrease) in deposits	18,998	(5,288)
Net increase/(decrease) in securities sold under repurchase agreement	(1,156)	29,273
Net increase/(decrease) in United States Treasury demand notes	28	(1,175)
Net decrease in Federal Home Loan Bank advances	(5,000)	-
Net decrease in other short-term borrowings	-	(1,175)
Common shares purchased	(57)	(162)
Common shares sold	-	63

Net cash provided by financing activities	10,717	18,354

Net increase in cash and due from banks	3,322	17,289

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	62,644	19,259

CASH AND DUE FROM BANKS, END OF PERIOD	$ 65,966	$36,548

CASH PAID FOR:
Interest	$ 3,104	$ 4,192
Income taxes	$ 94	$ 345

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,676,890 shares for the three-month period ended March 31, 2010 and 1,658,374 shares for the three-month period ended March 31, 2009, adjusted for the effect of a two-for-one stock split in 2009.

Fair values of financial instruments

FinancialAccounting Standards Board Accounting Standards Codification 820 (FASB ASC 820), "Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  FASB ASC 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

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

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company's financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles.  Disclosure requirements provided in the June 2009 guidance were not deferred.  The amendments were effective January 1, 2010 and had no effect on the Company's financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features will not be exempt from potential bifurcation and separate accounting.  The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted.  The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2010 and for the year ended December 31, 2009 were approximately $1,075 and $1,406, respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with an aggregate par value of $203,310 ($206,767 fair value) at March 31, 2010 and $207,233 ($210,905 fair value) at December 31, 2009 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2010 and at December 31, 2009.

	March 31, 2010
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$145,645	$ 616	$ 112	$ 146,149	1.94%
Six to ten years	47,063	170	85	47,148	2.50
	192,708	786	197	193,297	2.07
Mortgage Backed Securities
Six to ten years	2,105	76	2	2,179	3.85%
Over ten years	6,465	190	-	6,655	3.93
	8,570	266	2	8,834	3.91
State, county and municipal
Within one year	1,405	26	-	1,431	6.52%
One to five years	1,596	71	-	1,667	6.27
Six to ten years	17,130	712	43	17,799	5.61
Over ten years	3,428	129	-	3,557	5.40
	23,559	938	43	24,454	5.68

Other Investments
CRA Qualified Investment Fund	785	-	-	785	-
MasterCard International Stock	11	-	-	11	-
Other	36	-	-	36	-
	832	-	-	832	-

Total available for sale	$225,669	$ 1,990	$ 242	$227,417	2.52%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 14,012	$ 10	$ 8	$ 14,014	1.53%

State, county and municipal
Within one year	$ 160	$ -	$ -	$ 160	6.48%
One to five years	823	33	-	856	4.41
Six to ten years	6,230	242	3	6,469	5.80
Over ten years	1,243	84	-	1,327	6.44
	8,456	359	3	8,812	5.78

Total held to maturity	$ 22,468	$ 369	$ 11	$ 22,826	3.12%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of March 31, 2010, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,049 as of March 31, 2010.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Book	Unrealized Holding		Fair
AVAILABLE FOR SALE	Value	Gains	Losses	Value	Yield(1)

Government Sponsored Enterprises
One to five years	$ 135,494	$ 945	$ 11	$136,428	2.18%
Six to ten years	42,907	116	144	42,879	2.61%
	178,401	1,061	155	179,307	2.28%
Mortgage Backed Securities
Six to ten years	2,240	63	1	2,302	3.87%
Over ten years	6,975	165	-	7,140	3.94%
	9,215	228	1	9,442	3.92%
State, county and municipal
Within one year	1,381	13	-	1,394	7.04%
One to five years	2,543	93	-	2,636	6.64%
Six to ten years	16,563	442	68	16,937	5.61%
Over ten years	4,010	62	-	4,072	5.39%
	24,497	610	68	25,039	5.77%
Other Investments
CRA Qualified Investment Fund	780	-	-	780	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	827	-	-	827	-%

Total available for sale	$212,940	$ 1,899	$ 224	$214,615	2.76%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	6,003	-	17	5,986	1.29%
	6,003	-	17	5,986	1.29%

State, county and municipal
Within one year	$ 645	$ 5	$ -	$ 650	6.98%
One to five years	826	26	-	852	4.41%
Six to ten years	6,232	161	28	6,365	5.80%
Over ten years	1,243	69	-	1,312	6.44%
	8,946	261	28	9,179	5.85%

Total held to maturity	$ 14,949	$ 261	$ 45	$ 15,165	4.01%

                            (1) Tax equivalent adjustment based on a 34% tax rate

As of the year ended December 31, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (tabular amounts in thousands):

March 31, 2010
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government Sponsored Enterprises State, county, and municipal Mortgage backed securities	$ 51,441 567 86	$ 197 26 2	$ - 608 -	$ - 17 -	$ 51,441 1,175 86	$ 197 43 2
Total	$ 52,094	$ 225	$ 608	$ 17	$ 52,702	$ 242
HELD TO MATURITY
Government Sponsored Enterprises State, county, and municipal	$ 5,992 -	$ 8 -	$ - 513	$ - 3	$ 5,992 513	$ 8 3
Total	$ 5,992	$ 8	$ 513	$ 3	$ 6,505	$ 11

December 31, 2009
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government Sponsored Enterprises State, county, and municipal Mortgage backed securities	$ 24,224 1,405 88	$ 155 68 1	$ - - -	$ - - -	$ 24,224 1,405 88	$ 155 68 1
Total	$ 25,717	$ 224	$ -	$ -	$ 25,717	$ 224

HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,985 726	$ 17 15	$ - 503	$ - 13	$ 1,985 1,229	$ 17 28
Total	$ 2,711	$ 32	$ 503	$ 13	$ 3,214	$ 45

     Securities classified as available-for-sale are recorded at fair market value.  At March 31, 2010, the Company owned $608 of available-for-sale securities in a continuous loss position for twelve months or more with $17 of unrealized losses consisting of two municipal securities.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized costs.  At December 31, 2009, there were no available-for-sale securities in a continuous loss position for twelve months or more.

     Securities classified as held-to-maturity are recorded at cost.  At March 31, 2010 the Company owned $513, fair value, of held-to-maturity securities in a continuous loss position for twelve months or more with $3 of unrealized losses consisting of one municipal security.  The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized costs.  At December 31, 2009, the Company owned $503, fair value, of held-to-maturity securities in a continuous loss position for twelve months or more with $13 of unrealized losses consisting of one municipal security.

     For the three-month period ended March 31, 2010, there were no sales of available-for-sale securities.  For the three-month period ended March 31, 2009, the Company sold $9,285 of par value available-for-sale securities ($8,804 book value) for a gain of $477.

     Management reviews securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the fact that Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2010 and December 31, 2009 by major classification:

	March 31,	December 31,
	2010	2009

Real estate loans - mortgage	$ 370,134	$ 375,741
- construction	77,500	81,311
Agricultural loans	3,298	2,930
Commercial and industrial loans	73,895	74,565
Loans to individuals for household,
family and other consumer expenditures	42,491	44,865
All other loans, including overdrafts and
deferred loan costs	384	384
Gross loans	$ 567,702	$ 579,796
Less allowance for loan losses	(10,310)	(9,142)
Net loans	$ 557,392	$ 570,654

     Changes in the allowance for loan losses for the quarters ended March 31, 2010 and 2009, and the year ended December 31, 2009 are summarized as follows:

	Quarter Ended		Year Ended
	March 31,		December 31
	2010	2009	2009
Balance, beginning of period	$ 9,142	$ 7,091	$ 7,091
Charge-offs:
Commercial, financial, and agricultural	697	359	2,251
Real Estate - construction and mortgage	1,862	921	4,383
Loans to individuals	331	249	1,141
Total charge-offs	$ 2,890	$ 1,529	$ 7,775
Recoveries:
Commercial, financial, and agricultural	$ 100	$ 96	$ 593
Real Estate - construction and mortgage	11	0	16
Loans to individuals	184	76	469
Total recoveries	$ 295	$ 172	$ 1,078
Net charge-offs	$ 2,595	$ 1,357	$ 6,697
Additions charged to operations	$ 3,763	$ 1,231	$ 8,748
Balance, end of period	$10,310	$ 6,965	$ 9,142

Ratio of net charge-offs during the period	.45%	.23%	1.15%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At March 31, 2010, March 31, 2009, and December 31, 2009 loans on which no interest was being accrued totaled $13,539, $4,915 and $12,678, respectively.  All loans on which no interest was being accrued as well as other loans identified by management are classified as impaired.  Impaired loans at March 31, 2010, March 31, 2009, and December 31, 2009, were $21,029, $4,974, and $13,578, respectively.  The Company had $2,387 of foreclosed real estate at March 31,  2010, $1,670 of foreclosed real estate at March 31, 2009, and $1,622 of foreclosed real estate at December 31, 2009.  Loans 90 days past due and still accruing interest totaled $560, $275, and $961 at March 31, 2010, March 31, 2009, and December 31, 2009, respectively.

At March 31, 2010, March 31, 2009, and December 31, 2009 classified assets, the majority consisting of classified loans, were $80,540, $24,740, and $52,614, respectively.  At March 31, 2010,  March 31, 2009, and December 31, 2009 classified assets represented 84.32%, 26.80%, and 56.79% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31,	December 31,
	2010	2009
Land and buildings	$ 26,315	$ 26,315
Furniture, fixtures and equipment	9,771	9,642
Construction in progress	37	-
	$ 36,123	$ 35,957
Less accumulated depreciation and amortization	13,078	12,706
	$ 23,045	$ 23,251

     Depreciation and amortization of bank premises and equipment charged to operating expense was $371 for the three-month period ended March 31, 2010, and $1,538 for the year ended December 31, 2009.  The construction in progress is primarily related to the renovation of the Company's Myrtle Beach branch office located in Myrtle Beach, South Carolina, renovation of the Company's Main Street branch office located in Conway, South Carolina, and the renovation of the Company's Northside branch office located in Myrtle Beach, South Carolina.  Remaining construction, equipment, and furniture and fixtures costs associated with the Myrtle Beach branch office, the Main Street branch office, and the Northside branch office are $74, $3, and $9, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At March 31, 2010 and December 31, 2009, certificates of deposit of $100 or more included in time deposits totaled approximately $237,252 and $230,004, respectively.  Interest expense on these deposits was approximately $1,225 for the three-month period ended March 31, 2010 and $5,359 for the year ended December 31, 2009.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2010 and December 31, 2009, securities sold under repurchase agreements totaled $103,498 and $104,654, respectively.  Securities with a book value of $111,955 ($112,565 fair value) and $110,865 ($111,556 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was .87 percent and 1.11 percent at March 31, 2010 and December 31, 2009, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2010, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $35,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,010 at March 31, 2010.  The amount outstanding under the note totaled $678 and $650 at March 31, 2010 and December 31, 2009, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $52,569 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $10,000 in borrowings under the agreement at March 31, 2010 and $15,000 at December 31, 2009.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the quarters ended March 31, 2010 and March 31, 2009 on pretax income of $(270) and $2,858 totaled $(227) and $920, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2010.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2010
Loan Commitments	$ 47,300
Standby letters of credit	2,464

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month periods ended March 31, 2010 and the year ended December 31, 2009, $96, and $380 respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of March 31, 2010:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,686	15.99%	$46,886	8.0%

Tier 1 Capital (to risk weighted assets)	86,324	14.73	23,443	4.0

Tier 1 Capital (to average assets)	86,324	9.25	37,310	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,565	15.80%	$46,883	8.0%	$58,604	10.0%

Tier 1 Capital (to risk weighted assets)	85,203	14.54	23,442	4.0	35,162	6.0

Tier 1 Capital (to average assets)	85,203	9.13	37,309	4.0	46,636	5.0

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010 Carrying Fair		December 31, 2009 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve
       balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes
    Other short-term borrowings

	Amount $ 65,966 14,000 227,417 22,468 3,041 557,392 724,268 103,498 10,000 678 -	Value $ 65,966 14,000 227,417 22,826 3,041 569,295 725,017 103,498 10,092 678 -	Amount $ 62,644 14,000 214,615 14,949 3,041 570,654 705,270 104,654 15,000 650 -	Value $ 62,644 14,000 214,615 15,165 3,041 582,536 706,013 104,654 15,012 650 -
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 47,300		$ 44,732
Standby letters of credit	2,464		2,369

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

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a non-recurring Level 3 measurement.

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

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for March 31, 2010 and December 31, 2009 are presented in the following table (dollars in thousands):

March 31, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities
Government Sponsored Enterprises	$ -	$ 193,297	$ -
State, County, and Municipal	-	8,834	-
Mortgage backed securities	-	24,454	-
Other	-	832	-
Total	$ -	$ 227,417	$ -

December 31, 2009

Available-for-sale securities
Government Sponsored Enterprises	$ -	$179,307	$ -
State, County, and Municipal	-	9,442	-
Mortgage backed securities	-	25,039	-
Other	-	827	-
Total	$ -	$ 214,615	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2010 and December 31, 2009 for which a nonrecurring change in fair value was recorded during the three months and year ended March 31, 2010 and December 31, 2009.

March 31, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 2,387	$ -
Impaired loans	$ -	$ 21,029	$ -
	$ -	$ 23,416	$ -

December 31, 2009

Other real estate owned	$ -	$ 1,622	$ -
Impaired loans	$ -	$ 13,578	$ -
	$ -	$ 15,200	$ -

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	March 31,
ASSETS	2010	2009
Cash	$ 1,084	$ 616
Investment in subsidiary	86,252	85,340
Other assets	37	37
	$ 87,373	$ 85,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term note payable	$ -	$ 1,120
Other liabilities	-	13
Stockholders' equity	87,373	84,860
	$ 87,373	$ 85,993

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the three-month period ended March 31,
	2010	2009
Equity in net income of subsidiary	$ 24	$ 2,012
Other income	-	-
Other expenses	(67)	(74)
NET INCOME	$ (43)	$ 1,938

 NOTE 15 - SUBSEQUENT EVENTS

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month periods ending March 31, 2010 and 2009 and the year ended December 31, 2009 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 5.0% from $597,763 at March 31, 2009 to $567,702 at March 31, 2010, and decreased 2.1%, from $579,796 at December 31, 2009 to $567,702 at March 31, 2010.  Loans decreased as a percentage of total assets from 66.8% to 61.0% from March 31, 2009 to March 31, 2010 and decreased from 63.0% to 61.0% from December 31, 2009 to March 31, 2010.  Loan demand in our market area has softened during the last twelve months due to the continuing subdued local economy.  Securities and federal funds sold increased as a percentage of total assets from 25.3% at March 31, 2009 to 28.3% at March 31, 2010, and increased from 26.4% of total assets at December 31, 2009 to 28.3% at March 31, 2010, a reflection of continued soft loan demand coupled with higher levels of deposits.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 12.0% at March 31, 2009 to 11.2% at March 31, 2010, and increased from 10.5% at December 31, 2009 to 11.2% at March 31, 2010.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits increased from 63.3% of total assets at March 31, 2009 to 66.6% at March 31, 2010, and increased from 66.1% at December 31, 2009 to 66.6% at March 31, 2010.  Securities sold under agreement to repurchase increased from 10.8% of total assets at March 31, 2009 to 11.1% at March 31, 2010, and decreased from 11.4% of total assets at December 31, 2009 to 11.1% at March 31, 2010.  Other short-term borrowings decreased from 1.7% of total assets at December 31, 2009 to 1.1% at March 31, 2010.  Other short-term borrowings decreased from 3.7% at March 31, 2009 to 1.1% at March 31, 2010.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of March 31, 2010 and March 31, 2009 and December 31, 2009:

	March 31,		December 31,
Assets:	2010	2009	2009
Earning assets:
Loans	61.0%	66.8%	63.0%
Securities held to maturity	2.4	1.0	1.6
Securities available for sale	24.4	22.3	23.3
Federal funds sold	1.5	2.0	1.5
Other earning assets	5.0	0.4	4.3
Total earning assets	94.3	92.5	93.7
Other assets	5.7	7.5	6.3
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.6%	63.3%	66.1%
Securities sold under agreement to repurchase	11.1	10.8	11.4
Other short-term borrowings	1.1	3.7	1.7
Total interest-bearing liabilities	78.8	77.8	79.2
Noninterest-bearing deposits	11.2	12.0	10.5
Other liabilities	.6	.7	.8
Stockholders' equity	9.4	9.5	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended March 31, 2010 and 2009 were $(43) and $1,938 respectively, resulting in a return on average assets of (.02)% and .87% and a return on average stockholders' equity of (.20)% and 9.05%, respectively.

The losses for the three-month period ended March 31, 2010 were primarily attributable to an increased provision for loan losses coupled with decreased noninterest income (see Net Income - Provision for Loan Losses and Net Income - Noninterest Income).  The earnings for the three-month period ended March 31, 2009 were primarily attributable to net interest income (see Net Income-Net Interest Income).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through the second quarter of 2010, but will improve during the second half of 2010.  Total assets increased $36,587 or 4.1% to $931,132 at March 31, 2010 from $894,545 at March 31, 2009. The following table sets forth the financial highlights for the three-month periods ended at March 31, 2010 and March 31, 2009:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS

For the Three-Month Periods Ended March 31,

	2010	2009	Percent Increase (Decrease)
Net Interest Income	$ 7,667	$ 7,868	(2.6)%
Provision for loan losses	3,763	1,231	205.7%
Net interest income after provision for loan losses	3,904	6,637	(41.2)%
Income/(Loss) before income taxes	(270)	2,858	(109.4)
Net Income/(Loss)	(43)	1,938	(102.2)
Per Share	(.03)	1.17	(102.6)
Cash dividends declared	0	0	-
Per Share	0	0	-
Total assets	931,132	894,545	4.1%
Total deposits	724,268	673,931	7.5
Loans	567,702	597,763	(5.0)
Investment securities and securities available for sale	249,885	209,102	19.5
Stockholders' equity	87,373	84,860	3.0
Book value per share	52.12	51.19	1.8
Ratios:
Annualized return on average total assets(1)	(.02)%	.87%	(102.3)%
Annualized return on average stockholders' equity(1)	(.20)%	9.05%	(102.2)%

(1)       For the three-month period ended March 31, 2010, average total assets amounted to $932,754 with average stockholders' equity totaling $88,107 for the same period.

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

The Bank maintained net interest margins for the three-month periods ended March 31, 2010 and March 31, 2009, of 3.57% and 3.79%, respectively, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one that enhances net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this market.  As well, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by driving the cost of deposits upward while driving the yields on loans downward.  This is less evident in the current economic environment due to softened loan demand.

Fully-tax-equivalent net interest income for the three-month period ended March 31, 2010 was $7,828, a decrease of 2.3% from the $8,015 attained for the three-month period ended March 31, 2009.  For the same period, total fully-tax-equivalent interest income decreased by 7.5% to $10,551 from $11,401 and total interest expense decreased by 19.6% to $2,723 from $3,386.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 5.8% to 3.57% for the three-month period ended March 31, 2010 from 3.79% for the three-month period ended March 31, 2009.

The tables on the following two pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month periods ended March 31, 2010 and 2009, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month periods ended March 31, 2010 and 2009.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 3/31/10			Three Months Ended 3/31/09
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$575,028	$ 8,935	6.22%	$598,200	$ 9,378	6.27%
Securities:
Taxable	200,488	1,107	2.21	177,948	1,569	3.53
Tax-exempt	33,558	473	(2) 5.64	29,846	432	(2) 5.79
Federal funds sold	14,000	8.23		26,663	16.24
Other earning assets	53,509	28.21		12,784	6.19
Total earning assets	876,583	10,551	4.81	845,441	11,401	5.39
Other assets	56,171			45,446
Total assets	$932,754			$890,887

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$612,900	2,417	1.58	$575,550	2,990	2.08
Securities sold under agreement to repurchase	110,216	249.90		83,771	288	1.38
Other short-term borrowings	14,387	57	1.58	32,036	108	1.35
Total interest-bearing liabilities	$737,503	$ 2,723	1.48	$691,357	$ 3,386	1.96
Noninterest-bearing deposits	101,218			107,625
Other liabilities	5,926			6,201
Stockholders' equity	88,107			85,704
Total liabilities and stockholders' equity	$932,754			$890,887
Net interest income as a percent of total
earning assets	$876,583	$ 7,828	3.57	$845,441	$ 8,015	3.79

Ratios:
Annualized return on average total assets			(.02)			.87
Annualized return on average stockholders' equity			(.20)			9.05
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.45			9.62
Average total deposits			12.34			12.54
Average loans			15.32			14.33
Average earning assets as a percent of
average total assets			93.98			94.90

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $156 and $138 are included in the above interest income for March 31, 2010 and 2009, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $13,539 and $4,915 for March 31, 2010 and 2009, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $161 and $147 for March 31, 2010 and 2009, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2010 and 2009

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010(3)	2009(3)	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$575,028	$598,200	6.22%	6.27%	$8,935	$9,378	$ (443)	$ (83)	$ (360)
Investment securities:
Taxable	200,488	177,948	2.21%	3.53%	1,107	1,569	(462)	(586)	124
Tax-exempt (2)	33,558	29,846	5.64%	5.79%	473	432	41	(11)	52
Federal funds sold	14,000	26,663.23%		.24%	8	16	(8)	(1)	(7)
Other Earning Assets	53,509	12,784.21%		.19%	28	6	22	1	21

Total Earning Assets	$876,583	$845,441	4.81%	5.39%	$10,551	$11,401	$ (850)	$ (680)	$ (170)

Interest-bearing Liabilities:

Interest-bearing deposits	$612,900	$575,550	1.58%	2.08%	$ 2,417	$ 2,990	$ (573)	$ (720)	$ 147
Securities sold under agreement to
repurchase	110,216	83,771.90%		1.38%	249	288	(39)	(99)	60
Other short-term borrowings	14,387	32,036	1.58%	1.35%	57	108	(51)	19	(70)

Total Interest-bearing Liabilities	737,503	691,357	1.48%	1.96%	2,723	3,386	(663)	(800)	137
Interest-free Funds Supporting
Earning Assets	139,080	154,084

Total Funds Supporting Earning Assets	$876,583	$845,441	1.24%	1.60%	$ 2,723	$ 3,386	$ (663)	$ (800)	$ 137

Interest Rate Spread			3.33%	3.43%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.24%	.36%
Net Yield on Earning Assets			3.57%	3.79%	$ 7,828	$ 8,015

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

The provision for loan losses was $3,763 for the three-month period ended March 31, 2010 and $1,231 for the three-month period ended March 31, 2009.  Net loan charge-offs totaled $2,595 for the three-month period ended March 31, 2010 and $1,357 for the same period in 2009.  The increased provisions and higher level of net charge-offs during the three-month period ended March 31, 2010 reflects the national economic recession and its impact on the local economy in which the Company operates.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 1.85% at March 31, 2010 and was 1.18% at March 31, 2009.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2010 and 2009 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2009, some markedly, and this trend continued through the first quarter of 2010.  Although increased, management considers all such levels manageable.  Management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to incur above average provisions for the first half of 2010.

Securities Transactions - At March 31, 2010, December 31, 2009, and March 31, 2009 total market value appreciation in the investment portfolio totaled $2,106, $1,891, and $1,580, respectively.  As indicated, the market values of the Company's investment portfolio increased from March 31, 2009 to December 31, 2009, and increased from December 31, 2009 to March 31, 2010.  During 2008 bond values fluctuated due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  During 2009 management sold a portion of its investment portfolio, in part, to take advantage of existing gains in a historically low interest rate environment, and, in part, to facilitate the re-establishment of its investment portfolio maturity strategy previously impacted by numerous investment calls.  All investments sold were callable in the near term.  The increase in the total market value appreciation during the periods is attributable to the continued decline in reinvestment rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three month periods ended March 31, 2010 and March 31, 2009 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

NET INCOME (continued)

Noninterest Income - Noninterest income decreased by 25.4% to $1,412 for the three-month period ended March 31, 2010 from $1,892 for the three-month period ended March 31, 2009, primarily attributable to the decline in gains on sales of investment securities.

Noninterest Expenses - Noninterest expenses decreased by 1.5% to $5,586 for the three-month period ended March 31, 2010 from $5,671 for the three-month period ended March 31, 2009.  The major components of noninterest expenses are salaries and employee benefits, which decreased 4.4% to $3,411 from $3,568; occupancy expense which increased 1.5% to $802 from $790; and other operating expenses which increased by 4.6% to $1,373 from $1,313.  Salaries and benefits decreased due to reduced staffing and decreased benefits expenses.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  However, the increase in occupancy expense during the first quarter of 2010 is primarily attributable to the Company's installation of a new core application system during 2009 and the renovation of branch offices.  Other operating expenses have increased due to increased FDIC premiums.

Income Taxes - Provisions for income taxes decreased 124.7% to a benefit of $(227) for the three-month period ended March 31, 2010 from a provision of $920 for the three-month period ended March 31, 2009.  Income before income taxes less interest on tax-exempt investment securities decreased 122.6% to $(582) for the three-month period ended March 31, 2010 from $2,573 for the same period in 2009.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management believes that short-term and long-term liquidity sources are adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Although the Bank has not experienced heavy liquidity pressures, there can be no assurance that such pressures will not be felt in the future.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, transactions that could result in liquidity needs, or other commitments or significantly impact earnings.

The table below summarizes future contractual obligations as of March 31, 2010 (in thousands).

	At March 31, 2010
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$339,636	$39,789	$7,916	$8,071	$ -	$ 395,412
Borrowings	114,176	-	-	-	-	114,176

Total	$453,812	$39,789	$7,916	$8,071	$ -	$509,588

CAPITAL RESOURCES

Total stockholders' equity was $87,373 and $87,429 at March 31, 2010 and December 31, 2009, representing 9.38% and 9.50% of total assets, respectively.  At March 31, 2010, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2009 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2010	75	$80.50	-	-
February 1 - February 28, 2010	444	80.50	-	-
March 1 - March 31, 2010	190	80.50	-	-
Total	709	$80.50	-	-

(1) During the period covered by this report, the Company purchased 709 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  May 10, 2010

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