Form 10-Q
period 2010-06-30
CNB CORP /SC/
filed 2010-08-09
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,667,906 shares of common stock, par value $5 per share, August 2, 2010.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2010, December 31, 2009, and June 30, 2009	2

Condensed Consolidated Statements of Income/(Loss) for the Three and Six Months Ended June 30, 2010 and 2009	3

Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31
SIGNATURE	31

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Cash and due from banks	$ 24,973	$ 25,879	$ 15,380
Due from Federal Reserve Bank,
balance in excess of requirement	37,646	36,765	41,493
Investment securities held to maturity	33,831	14,949	9,214
(Fair values of $34,227 at June 30, 2010, $15,165 at December 31, 2009, and $9,162 at June 30, 2009)
Investment securities available for sale	226,046	214,615	200,834
(Amortized cost of $223,588 at June 30, 2010, $212,940 at December 31, 2009, and
$200,527 at June 30, 2009)
Federal funds sold	14,000	14,000	-
Other investments	3,041	3,041	3,041
Loans:
Total loans	564,004	579,796	596,426
Less allowance for possible loan losses	(11,506)	(9,142)	(8,400)
Net loans	552,498	570,654	588,026
Bank premises and equipment	22,775	23,251	23,678
Other assets	19,308	17,487	13,881
Total assets	$934,118	$920,641	$895,547

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$111,760	$ 96,834	$106,799
Interest-bearing	619,059	608,436	572,819
Total deposits	730,819	705,270	679,618
Securities sold under
agreement to repurchase	100,112	104,654	100,945
United States Treasury demand notes	498	650	1,588
Federal Home Loan Bank advances	10,000	15,000	20,000
Other liabilities	5,242	7,638	6,485
Total liabilities	846,671	833,212	808,636

Stockholders' equity:
Common stock, par value $5 per share in 2010 and at December 31, 2009, and $10 per share at June 30, 2009; authorized 3,000,000 shares in 2010 and at December 31, 2009, and 1,500,000 shares at June 30, 2009; issued 1,674,870 at June 30, 2010, 1,677,233 at December 31, 2009, and 841,654 at June 30, 2009.	8,374	8,386	8,417
Capital in excess of par value of stock	51,240	51,418	51,881
Retained earnings	26,358	26,620	26,429
Accumulated other comprehensive income	1,475	1,005	184
Total stockholders' equity	87,447	87,429	86,911
Total liabilities and stockholders' equity	$934,118	$920,641	$893,547

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest Income:	2010	2009	2010	2009
Interest and fees on loans	$ 8,621	$ 9,411	$ 17,556	$ 18,789
Interest on investment securities:
Taxable investment securities	1,144	1,441	2,251	3,010
Tax-exempt investment securities	301	296	613	581
Interest on federal funds sold	9	4	17	20
Other interest income	40	11	68	17
Total interest income	10,115	11,163	20,505	22,417

Interest Expense:
Interest on deposits	2,264	2,673	4,681	5,663
Interest on securities
sold under agreement to repurchase	221	302	470	590
Interest on other short-term borrowings	47	78	104	186
Total interest expense	2,532	3,053	5,255	6,439

Net interest income	7,583	8,110	15,250	15,978
Provision for loan losses	3,806	3,095	7,569	4,326
Net interest income after provision for loan losses	3,777	5,015	7,681	11,652

Noninterest income:
Service charges on deposit accounts	928	881	1,806	1,700
Gains on sale of securities	156	875	156	1,352
Other operating income	738	728	1,272	1,324
Total noninterest income	1,822	2,484	3,234	4,376

Noninterest expenses:
Salaries and employee benefits	3,347	3,525	6,758	7,093
Occupancy expense	814	812	1,616	1,602
Other operating expenses	1,828	1,996	3,201	3,309
Total noninterest expenses	5,989	6,333	11,575	12,004

Income/(loss) before income taxes	(390)	1,166	(660)	4,024
Income tax provision/(benefit)	(170)	325	(397)	1,245
Net income/(loss)	$ (220)	$ 841	$ (263)	$ 2,779

Per Share Data*

Net income/(loss) per weighted average shares outstanding	$ (.13)	$ .50	$ (.16)	$ 1.67

Cash dividend paid per share	$ -	$ -	$ -	$ -

Book value per actual number of shares outstanding	$ 52.21	$ 51.63	$ 52.21	$ 51.63

Weighted average number of shares outstanding	1,675,492	1,673,194	1,676,187	1,665,784

Actual number of shares outstanding	1,674,870	1,683,308	1,674,870	1,683,308
*Adjusted for the effect of a two-for-one stock split during 2009.

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
Net income/(loss)	$ (220)	$ 841	$ (263)	$ 2,779

Other comprehensive income/(loss), net of tax

Unrealized gains/(losses) on securities:

Unrealized holding gains/(losses) during period, net	525	(251)	569	(449)

Reclassification adjustment for gains included in net income, net	(99)	(556)	(99)	(865)

Net comprehensive income	$ 206	$ 34	$ 207	$ 1,465

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2010	2009
Common Stock:
($5 par value, 3,000,000 shares authorized*)
Balance, January 1	$ 8,386	$ 8,295
Issuance of Common Stock	-	188
Repurchase of Common Stock	(12)	(67)
Balance at end of period	8,374	8,417

Capital in excess of par value of stock
Balance, January 1	51,418	50,085
Issuance of Common Stock	-	2,786
Repurchase of Common Stock	(178)	(990)
Balance at end of period	51,240	51,881

Retained earnings:
Balance, January 1	26,620	23,648
Net Income/(loss)	(263)	2,779
Balance at end of period	26,358	26,429

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,005	1,498
Change in net unrealized gains/(losses), net	471	(1,314)
Balance at end of period	1,475	184

Total stockholders' equity	$87,447	$86,911

Note: Columns may not add due to rounding.

*Adjusted for the effect of a two-for-one stock split during 2009.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net Income/(Loss)	$ (263)	$ 2,779
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	746	750
Provision for loan losses	7,569	4,326
Provision for deferred income taxes	(1,260)	(339)
Net discount accretion and premium amortization on investment securities	736	359
Gain on sale of investment securities	(156)	(1,352)
(Gain)/loss on sale of foreclosed assets	(35)	13
Write-down of foreclosed assets	-	137
Decrease in accrued interest receivable	263	962
(Increase)/decrease in other assets	466	(44)
Increase/(decrease) in other liabilities	(299)	171

Net cash provided by operating activities	7,767	7,762

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	167	46,951
Proceeds from maturities/calls of investment securities held to maturity	2,645	535
Proceeds from maturities/calls of investment securities available for sale	80,338	81,495
Purchase of investment securities available for sale	(91,721)	(136,290)
Purchase of investment securities held to maturity	(21,538)	-
Proceeds from sale of foreclosed assets	1,072	675
Net decrease in federal funds sold	-	21,000
Net (increase)/decrease in loans	7,946	(2,758)
Net proceeds from sales and purchases of equity securities	-	(17)
Premises and equipment expenditures	(270)	(1,025)

Net cash provided/(used) for investing activities	(21,361)	10,566

FINANCING ACTIVITIES
Dividends paid	(2,096)	(4,356)
Net increase in deposits	25,549	399
Net increase/(decrease) in securities sold under repurchase agreement	(4,542)	33,530
Net decrease in United States Treasury demand notes	(152)	(1,084)
Net decrease in Federal Home Loan Bank advances	(5,000)	(10,000)
Net decrease in other short-term borrowings	-	(1,120)
Common shares purchased	(190)	(1,057)
Common shares sold	-	2,974

Net cash provided by financing activities	13,569	19,286

Net increase/(decrease) in cash and due from banks	(25)	37,614

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	62,644	19,259

CASH AND DUE FROM BANKS, END OF PERIOD	$ 62,619	$56,873

CASH PAID FOR:
Interest	$ 5,632	$ 6,950
Income taxes	$ 789	$ 1,692

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,676,187 shares for the six-month period ended June 30, 2010 and 1,665,784 shares for the six-month period ended June 30, 2009, adjusted for the effect of a two-for-one stock split in 2009.

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

Federal Home Loan Bank Advances - Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

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

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.  According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes.  This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no immediate impact on the financial statements.  The Company is evaluating the amendment for any potential impact on future periods.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices denominated in the currency of a market in which a substantial portion of the entity's equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The update will to have no impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.  The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring.  The pool of assets in which the loan is included will continue to be considered for impairment.  The guidance does not apply to loans not meeting the criteria to be accounted for within a pool.  This guidance is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.  This guidance had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2010 and for the year ended December 31, 2009 were approximately $1,141 and $1,406 respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with an aggregate par value of $200,546 ($204,728 fair value) at June 30, 2010 and $207,233 ($210,905 fair value) at December 31, 2009 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at June 30, 2010 and at December 31, 2009.

	June 30, 2010

	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 2,077	$ 17	$ -	$ 2,094	1.26%
One to five years	140,311	931	-	141,242	1.82
Six to ten years	48,455	428	-	48,883	2.39
	190,843	1,376	-	192,219	1.96
Mortgage Backed Securities
Six to ten years	3,495	148	-	3,643	3.53%
Over ten years	4,496	217	-	4,713	3.95
	7,991	365	-	8,356	3.77
State, county and municipal
Within one year	1,395	19	-	1,414	6.54%
One to five years	1,396	58	-	1,454	6.28
Six to ten years	18,841	646	51	19,436	5.58
Over ten years	2,041	45	-	2,086	5.30
	23,673	768	51	24,390	5.65
Other Investments
CRA Qualified Investment Fund	1,044	-	-	1,044	-
Other	37	-	-	37	-
	1,081	-	-	1,081	-

Total available for sale	$223,588	$ 2,509	$ 51	$226,046	2.41%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 25,011	$ 98	$ -	$ 25,109	1.58%

State, county and municipal
One to five years	$ 1,072	$ 30	$ -	$ 1,102	4.71%
Six to ten years	5,977	196	9	6,164	5.81
Over ten years	1,771	81	-	1,852	6.03
	8,820	307	9	9,118	5.72

Total held to maturity	$ 33,831	$ 405	$ 9	$ 34,227	2.66%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of June 30, 2010, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available-for-sale securities component of capital was $1,475 as of June 30, 2010.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2009

	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$ 135,494	$ 945	$ 11	$ 136,428	2.18%
Six to ten years	42,907	116	144	42,879	2.61%
	178,401	1,061	155	179,307	2.28%
Mortgage Backed Securities
Six to ten years	2,240	63	1	2,302	3.87%
Over ten years	6,975	165	-	7,140	3.94%
	9,215	228	1	9,442	3.92%
State, county and municipal
Within one year	1,381	13	-	1,394	7.04%
One to five years	2,543	93	-	2,636	6.64%
Six to ten years	16,563	442	68	16,937	5.61%
Over ten years	4,010	62	-	4,072	5.39%
	24,497	610	68	25,039	5.77%
Other Investments
CRA Qualified Investment Fund	780	-	-	780	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	827	-	-	827	-%

Total available for sale	$212,940	$ 1,899	$ 224	$214,615	2.76%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 6,003	$ -	$ 17	$ 5,986	1.29%

State, county and municipal
Within one year	$ 645	$ 5	$ -	$ 650	6.98%
One to five years	826	26	-	852	4.41%
Six to ten years	6,232	161	28	6,365	5.80%
Over ten years	1,243	69	-	1,312	6.44%
	8,946	261	28	9,179	5.85%

Total held to maturity	$ 14,949	$ 261	$ 45	$ 15,165	4.01%

                            (1) Tax equivalent adjustment based on a 34% tax rate

As of the year ended December 31, 2009, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (tabular amounts in thousands):

June 30, 2010
AVAILABLE FOR SALE State, county, and municipal HELD TO MATURITY State, county, and municipal	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

	$ 321	$ 21	$ 846	$ 30	$ 1,167	$ 51

	$ 738	$ 2	$ 509	$ 7	$ 1,247	$ 9

December 31, 2009
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 24,224 1,405 88	$ 155 68 1	$ - - -	$ - - -	$ 24,224 1,405 88	$ 155 68 1
	$ 25,717	$ 224	$ -	$ -	$ 25,717	$ 224
HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,985 726	$ 17 15	$ - 503	$ - 13	$ 1,985 1,229	$ 17 28
Total	$ 2,711	$ 32	$ 503	$ 13	$ 3,214	$ 45

     Securities classified as available-for-sale are recorded at fair market value.  At June 30, 2010, the Company owned $846 of available-for-sale securities in a continuous loss position for twelve months or more with $30 of unrealized losses consisting of three municipal securities.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized costs.  At December 31, 2009, there were no available-for-sale securities in a continuous loss position for twelve months or more.

     Securities classified as held-to-maturity are recorded at cost.  At June 30, 2010 the Company owned $509, fair value, of held-to-maturity securities in a continuous loss position for twelve months or more with $7 of unrealized losses consisting of one municipal security.  The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security before recovery of its amortized costs.  At December 31, 2009, the Company owned $503, fair value, of held-to-maturity securities in a continuous loss position for twelve months or more with $13 of unrealized losses consisting of one municipal security.

     For the six-month period ended June 30, 2010, there were no sales of available-for-sale securities.  For the six-month period ended June 30, 2009, the Company sold $45,605(book value) of available-for-sale securities for a gain of $1,352.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2010 and December 31, 2009 by major classification:

	June 30,	December 31,
	2010	2009

Real estate loans - mortgage	$ 371,556	$ 375,741
- construction	75,047	81,311
Agricultural loans	4,714	2,930
Commercial and industrial loans	69,761	74,565
Loans to individuals for household,
family and other consumer expenditures	42,530	44,865
All other loans, including overdrafts and
deferred loan costs	396	384
Gross loans	$ 564,004	$ 579,796
Less allowance for loan losses	(11,506)	(9,142)
Net loans	$ 552,498	$ 570,654

     Changes in the allowance for loan losses for the quarters and six-months ended June 30, 2010 and 2009, and the year ended December 31, 2009 are summarized as follows:

	Quarter Ended		Year Ended	Six-Months Ended
	June 30,		December 31,	June 30,
	2010	2009	2009	2010	2009
Balance, beginning of period	$ 10,310	$ 6,965	$ 7,091	$ 9,142	$ 7,091
Charge-offs:
Commercial, financial, and agricultural	1,298	770	2,251	1,995	1,129
Real Estate - construction and mortgage	1,289	729	4,383	3,151	1,650
Loans to individuals	178	257	1,141	509	506
Total charge-offs	$ 2,765	$ 1,756	$ 7,775	$ 5,655	$ 3,285
Recoveries:
Commercial, financial, and agricultural	$ 84	$ 45	$ 593	$ 184	$ 141
Real Estate - construction and mortgage	4	6	16	15	6
Loans to individuals	67	45	469	251	121
Total recoveries	$ 155	$ 96	$ 1,078	$ 450	$ 268
Net charge-offs	$ 2,610	$ 1,660	$ 6,697	$ 5,205	$ 3,017
Additions charged to operations	$ 3,806	$ 3,095	$ 8,748	$ 7,569	$ 4,326
Balance, end of period	$11,506	$ 8,400	$ 9,142	$11,506	$ 8,400

Ratio of net charge-offs during the period	.46%	.28%	1.15%	.91%	.50%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At June 30, 2010, December 31, 2009, and June 30, 2009 loans on which no interest was being accrued totaled $20,874, $12,678, and 6,097, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at June 30, 2010, December 31, 2009, and June 30, 2009 were $24,815, $13,578, and $7,792, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at June 30, 2010, December 31, 2009, and June 30, 2009 was $2,000, $176, and $139, respectively.  The Company had $3,226 of foreclosed real estate at June 30, 2010, $1,622 of foreclosed real estate at December 31, 2009, and $1,410 of foreclosed real estate at June 30, 2009.  Loans 90 days past due and still accruing interest totaled $913, $961, and $590 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

At June 30, 2010, December 31, 2009, and June 30, 2009 classified assets, the majority consisting of classified loans, were $78,956, $52,614, and $28,324, respectively.  At June 30, 2010,  December 30, 2009, and June 30, 2009 classified assets represented 81.80%, 56.79%, and 30.25% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009
Land and buildings	$ 26,315	$ 26,315
Furniture, fixtures and equipment	9,821	9,642
Construction in progress	90	-
	$ 36,226	$ 35,957
Less accumulated depreciation and amortization	13,451	12,706
	$ 22,775	$ 23,251

     Depreciation and amortization of bank premises and equipment charged to operating expense was $746 and $750 for the six-month periods ended June 30, 2010 and 2009, respectively, and $1,538 for the year ended December 31, 2009.  The construction in progress is primarily related to the renovation of the Company's Myrtle Beach branch office located in Myrtle Beach, South Carolina, renovation of the Company's Main Street branch office located in Conway, South Carolina, and the renovation of the Company's Northside branch office located in Myrtle Beach, South Carolina.  There are no remaining costs associated with renovation of the Main Street branch office.  Remaining construction, equipment, and furniture and fixtures costs associated with the Myrtle Beach branch office and the Northside branch office are $5 and $9, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At June 30, 2010 and December 31, 2009, certificates of deposit of $100 or more included in time deposits totaled approximately $227,871 and $230,004, respectively.  Interest expense on these deposits was approximately $2,335 and $2,839 for the six-month periods ended June 30, 2010 and 2009, respectively, and $5,359 for the year ended December 31, 2009.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2010 and December 31, 2009, securities sold under repurchase agreements totaled $100,112 and $104,654, respectively.  Securities with a book value of $113,342 ($114,544 fair value) and $110,865 ($111,556 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was .78 percent and 1.11 percent at June 30, 2010 and December 31, 2009, respectively.

NOTE 8 - LINES OF CREDIT

     At June 30, 2010, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $35,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,084 at June 30, 2010.  The amount outstanding under the note totaled $498 and $650 at June 30, 2010 and December 31, 2009, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $52,174 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $10,000 in borrowings under the agreement at June 30, 2010 and $15,000 at December 31, 2009.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the six months ended June 30, 2010 and June 30, 2009 on pretax income/(loss) of $(660) and $4,024 totaled $(397) and $1,245, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2010.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2010
Loan Commitments	$ 46,472
Standby letters of credit	1,820

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month  and six-month periods ended June 30, 2010 and the year ended December 31, 2009, $98, $193, and $380, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of June 30, 2010:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,290	16.05%	$46,503	8.0%

Tier 1 Capital (to risk weighted assets)	85,972	14.79	23,252	4.0

Tier 1 Capital (to average assets)	85,972	9.16	37,563	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,339	15.89%	$46,500	8.0%	$58,126	10.0%

Tier 1 Capital (to risk weighted assets)	85,021	14.63	23,250	4.0	34,875	6.0

Tier 1 Capital (to average assets)	85,021	9.05	37,561	4.0	46,952	5.0

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010 Carrying Fair		December 31, 2009 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve
       balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes

	Amount $ 62,619 14,000 226,046 33,831 3,041 552,498 730,819 100,112 10,000 498	Value $ 62,619 14,000 226,046 34,227 3,041 557,248 729,881 100,112 9,925 498	Amount $ 62,644 14,000 214,615 14,949 3,041 570,654 705,270 104,654 15,000 650	Value $ 62,644 14,000 214,615 15,165 3,041 582,536 706,013 104,654 15,012 650
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 46,472		$ 44,732
Standby letters of credit	1,820		2,369

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a non-recurring Level 3 measurement.

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

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for June 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands):

June 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities
Government Sponsored Enterprises	$ -	$ 192,219	$ -
State, County, and Municipal	-	24,390	-
Mortgage backed securities	-	8,356	-
Other	-	1,081	-
Total	$ -	$ 226,046	$ -

December 31, 2009

Available-for-sale securities
Government Sponsored Enterprises	$ -	$179,307	$ -
State, County, and Municipal	-	25,039	-
Mortgage backed securities	-	9,442	-
Other	-	827	-
Total	$ -	$ 214,615	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2010 and December 31, 2009 for which a nonrecurring change in fair value was recorded during the six months and year ended June 30, 2010 and December 31, 2009.

June 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 3,226	$ -
Impaired loans	$ -	$ 22,815	$ -
	$ -	$ 26,041	$ -

December 31, 2009

Other real estate owned	$ -	$ 1,622	$ -
Impaired loans	$ -	$ 13,065	$ -
	$ -	$ 14,687	$ -

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEET (Unaudited)
	June 30,
ASSETS	2010	2009
Cash	$ 914	$ 1,457
Investment in subsidiary	86,496	85,418
Other assets	37	36
	$ 87,447	$ 86,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$ 87,447	$ 86,911
	$ 87,447	$ 86,911

CONDENSED STATEMENT OF INCOME (Unaudited)
	For the six-month period ended June 30,
	2010	2009
Equity in net income/(loss) of subsidiary	$ (158)	$ 2,896
Other expenses	(105)	(117)
NET INCOME/(LOSS)	$ (263)	$ 2,779

NOTE 15 - SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands, except per share data.)

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month and six-month periods ending June 30, 2010 and 2009 and the year ended December 31, 2009 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 5.4% from $596,426 at June 30, 2009 to $564,004 at June 30, 2010, and decreased 2.7%, from $579,796 at December 31, 2009 to $564,004 at June 30, 2010.  Loans decreased as a percentage of total assets from 66.6% to 60.4% from June 30, 2009 to June 30, 2010 and decreased from 63.0% to 60.4% from December 31, 2009 to June 30, 2010.  Loan demand in our market area has softened during the last twelve months due to the continuing subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 23.8% at June 30, 2009 to 29.3% at June 30, 2010, and increased from 26.4% of total assets at December 31, 2009 to 29.3% at June 30, 2010, a reflection of continued soft loan demand coupled with higher levels of deposits.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 11.9% at June 30, 2009 to 12.0% at June 30, 2010, and increased from 10.5% at December 31, 2009 to 12.0% at June 30, 2010.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits increased from 64.0% of total assets at June 30, 2009 to 66.3% at June 30, 2010, and increased from 66.1% at December 31, 2009 to 66.3% at June 30, 2010.  Securities sold under agreement to repurchase decreased from 11.3% of total assets at June 30, 2009 to 10.7% at June 30, 2010, and decreased from 11.4% of total assets at December 31, 2009 to 10.7% at June 30, 2010.  Other short-term borrowings decreased from 1.7% of total assets at December 31, 2009 to 1.07% at June 30, 2010.  Other short-term borrowings decreased from 2.4% at June 30, 2009 to 1.1% at June 30, 2010.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2010 and June 30, 2009 and December 31, 2009:

	June 30,		December 31,
Assets:	2010	2009	2009
Earning assets:
Loans	60.4%	66.6%	63.0%
Securities held to maturity	3.6	1.0	1.6
Securities available for sale	24.2	22.8	23.3
Federal funds sold and securities purchased under agreement to resell	1.5	0.0	1.5
Other earning assets	4.4	4.6	4.3
Total earning assets	94.1	95.0	93.7
Other assets	5.9	5.0	6.3
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.3%	64.0%	66.1%
Federal funds purchased and securities sold under agreement to repurchase	10.7	11.3	11.4
Other short-term borrowings	1.1	2.4	1.7
Total interest-bearing liabilities	78.1	77.7	79.2
Noninterest-bearing deposits	12.0	11.9	10.5
Other liabilities	.5	.7	.8
Stockholders' equity	9.4	9.7	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended June 30, 2010 and 2009 were $(220) and $841 respectively, resulting in a return on average assets of (.09)% and .37% and a return on average stockholders' equity of (1.01)% and 3.84%, respectively.

Earnings/(losses) for the six-month periods ended June 30, 2010 and 2009 were $(263) and $2,779 respectively, resulting in a return on average assets of (.06)% and .62% and a return on average stockholders' equity of (.60)% and 6.41%, respectively.

The losses for the three and six-month periods ended June 30, 2010 were primarily attributable to an increased provision for loan losses coupled with decreased noninterest income (see Net Income - Provision for Loan Losses and Net Income - Noninterest Income).  The earnings/(losses) for the three and six-month periods ended June 30, 2009 were primarily attributable to net interest income (see Net Income-Net Interest Income).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2010, but may improve during the first half of 2011.  Total assets increased $38,571 or 4.3% to $934,118 at June 30, 2010 from $895,547 at June 30, 2009. The following table sets forth the financial highlights for the three and six-month periods ended at June 30, 2010 and June 30, 2009:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS

Three-Month Period Six-Month Period Ended June 30, Ended June 30,

	2010	2009	Percent Increase (Decrease)	2010	2009	Percent Increase (Decrease)
Net Interest Income	$ 7,583	$ 8,110	(6.5)%	$ 15,250	$ 15,978	(4.6)%
Provision for loan losses	3,806	3,095	23.0%	7,569	4,326	75.0%
Net interest income after provision for loan losses	3,777	5,015	(24.7)%	7,681	11,652	(34.1)
Income/(Loss) before income taxes	(390)	1,166	(133.4)	(660)	4,024	(116.4)
Net Income/(Loss)	(220)	841	(126.2)	(263)	2,779	(109.5)
Per Share	(.13)	.50	(126.0)	(.16)	1.67	(109.6)
Cash dividends declared	-	-	-	-	-	-
Per Share	-	-	-	-	-	-
Total assets	934,118	895,547	4.3%	934,118	895,547	4.3
Total deposits	730,819	679,618	7.5	730,819	679,618	7.5
Loans	564,004	596,426	(5.4)	564,004	596,426	(5.4)
Investment securities and securities available for sale	259,877	210,048	23.7	259,877	210,048	23.7
Stockholders' equity	87,447	86,911.6		87,447	86,911.6
Book value per share	52.21	51.63	1.1	52.21	51.63	1.1
Ratios:
Annualized return on average total assets(1)	(.09)%	.37%	(124.3)%	(.06)%	.62%	(109.7)%
Annualized return on average stockholders' equity(1)	(1.01)%	3.84%	(126.3)%	(.60)%	6.41%	(109.4)%

(1)       For the three-month period ended June 30, 2010, average total assets amounted to $939,072 with average stockholders' equity totaling $87,541 for the same period.

           For the six-month period ended June 30, 2010, average total assets amounted to $935,913 with average stockholders equity totaling $87,824 for the same period.

NET INCOME/(LOSS)

Net Interest Income - Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and securities, and interest paid on deposits and borrowed funds.  Net interest income is affected by the interest rates earned or paid and by volume changes in loans, securities, deposits, and borrowed funds.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's interest rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment on which the interest rate can be repriced either up or down within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability on which the interest rate can be repriced either up or down within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.

The Bank maintained net interest margins for the three and six-month periods ended June 30, 2010, of 3.52% and 3.54%, respectively, and 3.87% and 3.83%, respectively, for the same periods in 2009, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one that enhances net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this market.  As well, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates while driving the yields on loans downward.  This is less evident in the current economic environment due to softened loan demand.

Fully-tax-equivalent net interest income for the three-month period ended June 30, 2010 was $7,738, a decrease of 6.3% from the $8,262 attained for the three-month period ended June 30, 2009.  For the same periods, total fully-tax-equivalent interest income decreased by 9.2% to $10,270 from $11,315 and total interest expense decreased by 23.0% to $2,352 from $3,053.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 9.0% to 3.52% for the three-month period ended June 30, 2010 from 3.87% for the three-month period ended June 30, 2009.

Fully-tax-equivalent net interest income for the six-month period ended June 30, 2010 was $15,556, a decrease of 4.4% from the $16,277 attained for the six-month period ended June 30, 2009.  For the same periods, total fully-tax-equivalent interest income decreased by 8.3% to $20,821 from $22,716 and total interest expense decreased by 18.4% to $5,255 from $6,439.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 7.6% to 3.54% for the six-month period ended June 30, 2010 from 3.83% for the three-month period ended June 30, 2009.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2010 and 2009, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and six-month periods ended June 30, 2010 and 2009.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 6/30/10			Three Months Ended 6/30/09
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$565,903	$ 8,621	6.09%	$600,557	$ 9,411	6.27%
Securities:
Taxable	217,312	1,144	2.11	188,296	1,441	3.06
Tax-exempt	32,911	456	(2) 5.54	30,928	448	(2) 5.79
Federal funds sold	13,879	9.26		4,440	4.36
Other earning assets	49,871	40.32		29,902	11.15
Total earning assets	879,876	10,270	4.67	854,123	11,315	5.30
Other assets	59,196			43,650
Total assets	$939,072			$897,773

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$619,077	2,264	1.46	$567,970	2,673	1.88
Fed funds purchased and securities sold under agreement to repurchase	109,049	221.81		108,386	302	1.11
Other short-term borrowings	11,014	47	1.71	21,660	78	1.44
Total interest-bearing liabilities	$739,140	$ 2,532	1.37	$698,016	$ 3,053	1.75
Noninterest-bearing deposits	106,374			104,871
Other liabilities	6,017			7,305
Stockholders' equity	87,541			87,581
Total liabilities and stockholders' equity	$939,072			$897,773
Net interest income as a percent of total
earning assets	$879,876	$ 7,738	3.52	$854,123	$ 8,262	3.87

Ratios:
Annualized return on average total assets			(.09)			.37
Annualized return on average stockholders' equity			(1.01)			3.84
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.32			9.76
Average total deposits			12.07			13.02
Average loans			15.47			14.58
Average earning assets as a percent of
average total assets			93.70			95.14

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $122 and $132 are included in the above interest income for June 30, 2010 and 2009, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $20,874 and $6,097 for June 30, 2010 and 2009, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $155 and $152 for June 30, 2010 and 2009, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Six Months Ended 6/30/10			Six Months Ended 6/30/09
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$570,465	$ 17,556	6.15%	$599,378	$ 18,789	6.27%
Securities:
Taxable	208,900	2,251	2.16	183,122	3,010	3.29
Tax-exempt	33,235	929	(2) 5.59	30,387	880	(2) 5.79
Federal funds sold	13,940	17.24		15,552	20.26
Other earning assets	51,690	68.26		21,343	17.16
Total earning assets	878,230	20,821	4.74	849,782	22,716	5.35
Other assets	57,683			44,548
Total assets	$935,913			$894,330

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$615,989	4,681	1.52	$571,760	5,663	1.98
Fed funds purchased and securities sold under agreement to repurchase	109,632	470.86		96,078	590	1.23
Other short-term borrowings	12,701	104	1.64	26,848	186	1.39
Total interest-bearing liabilities	$738,322	$ 5,255	1.42	$694,686	$ 6,439	1.85
Noninterest-bearing deposits	103,796			106,248
Other liabilities	5,971			6,753
Stockholders' equity	87,824			86,643
Total liabilities and stockholders' equity	$935,913			$894,330
Net interest income as a percent of total
earning assets	$878,230	$ 15,566	3.54	$849,782	$ 16,277	3.83

Ratios:
Annualized return on average total assets			(.06)			.62
Annualized return on average stockholders' equity			(.60)			6.41
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.38			9.69
Average total deposits			12.20			12.78
Average loans			15.40			14.46
Average earning assets as a percent of
average total assets			93.85			95.02

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $278 and $270 are included in the above interest income for June 30, 2010 and 2009, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $20,874 and $6,097 for June 30, 2010 and 2009, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $316 and $299 for June 30, 2010 and 2009, respectively.

The tables "Rate/Volume Variance Analysis" provide a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are calculated as the difference between the current and prior year's rates multiplied by the prior year's volume.  The changes due to volume are calculated as the difference between the current and prior year's volume multiplied by the current rates earned or paid (this calculation effectively allocates all rate/volume variances to volume variances).

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2010 and 2009

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010(3)	2009(3)	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$565,903	$600,557	6.09%	6.27%	$8,621	$9,411	$ (790)	$ (262)	$ (528)
Investment securities:
Taxable	217,312	188,296	2.11%	3.06%	1,144	1,441	(297)	(450)	153
Tax-exempt (2)	32,911	30,928	5.54%	5.79%	456	448	8	(19)	27
Federal funds sold	13,879	4,440.26%		.36%	9	4	5	(1)	6
Other Earning Assets	49,871	29,902.32%		.15%	40	11	29	13	16

Total Earning Assets	$879,876	$854,123	4.67%	5.30%	$10,270	$11,315	$ (1,045)	$ (719)	$ (326)

Interest-bearing Liabilities:

Interest-bearing deposits	$619,077	$567,970	1.46%	1.88%	$ 2,264	$ 2,673	$ (409)	$ (596)	$ 187
Fed funds purchased and securities
sold under agreement to repurchase	109,049	108,386.81%		1.11%	221	302	(81)	(82)	1
Other short-term borrowings	11,014	21,660	1.71%	1.44%	47	78	(31)	14	(45)

Total Interest-bearing Liabilities	739,140	698,016	1.37%	1.75%	2,532	3,053	(521)	(664)	143
Interest-free Funds Supporting
Earning Assets	140,736	156,107

Total Funds Supporting Earning Assets	$879,876	$854,123	1.15%	1.43%	$ 2,532	$ 3,053	$ (521)	$ (664)	$ 143

Interest Rate Spread			3.30%	3.55%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.22%	.32%
Net Yield on Earning Assets			3.52%	3.87%	$ 7,738	$ 8,262

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2010 and 2009

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010(3)	2009(3)	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$570,465	$599,378	6.15%	6.27%	$17,556	$18,789	$ (1,233)	$ (343)	$ (890)
Investment securities:
Taxable	208,900	183,122	2.16%	3.29%	2,251	3,010	(759)	(1,037)	278
Tax-exempt (2)	33,235	30,387	5.59%	5.79%	929	880	49	(31)	80
Federal funds sold	13,940	15,552.24%		.26%	17	20	(3)	(1)	(2)
Other Earning Assets	51,690	21,343.26%		.16%	68	17	51	11	40

Total Earning Assets	$878,230	$849,782	4.74%	5.35%	$20,821	$22,716	$ (1,895)	$(1,401)	$ (494)

Interest-bearing Liabilities:

Interest-bearing deposits	$615,989	$571,760	1.52%	1.98%	$ 4,681	$ 5,663	$ (982)	$(1,318)	$ 336
Fed funds purchased and securities
sold under agreement to repurchase	109,632	96,078.86%		1.23%	470	590	(120)	(178)	58
Other short-term borrowings	12,701	26,848	1.64%	1.39%	104	186	(82)	34	(116)

Total Interest-bearing Liabilities	738,322	694,686	1.42%	1.85%	5,255	6,439	(1,184)	(1,462)	278
Interest-free Funds Supporting
Earning Assets	139,908	155,096

Total Funds Supporting Earning Assets	$878,230	$849,782	1.20%	1.52%	$ 5,255	$ 6,439	$ (1,184)	$(1,462)	$ 278

Interest Rate Spread			3.32%	3.50%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.22%	.33%
Net Yield on Earning Assets			3.54%	3.83%	$15,566	$16,277

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME/(LOSS) (continued)

Provision for Loan Losses - The allowance for loan losses is maintained at an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, historical loss experience, current economic conditions, the levels of higher-risk loans, declines in collateral value, the effects of changes in risk selection or underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, the effect of changes in concentrations of credit, loan administration risks, and levels of policy, collateral, and documentation exceptions.

The level of the allowance for loan losses is determined through the utilization of both quantitative and qualitative measures.  Loans are identified as impaired as a result of management's determination of an inability on the part of the borrower to make full and timely payment of principal and interest, a decline in project performance, loan structuring issues which evolve in the course of deterioration, and past due status.  Quantified losses associated with such loans are segregated as a component in the determination of the allowance for loan losses.

The Company employs migration analysis to determine the levels of risks and associated losses with homogenous pools of loans.  This analysis determines levels of loss associated with pools of loans based on risk grade and historical loss factors by risk grades.  Risk grading procedures incorporate a review various loan attributes, the deterioration of which would result in a loan being downgraded to a higher risk pool.  These loan attributes are: demonstrated financial capacity and position, the borrower's demonstrated willingness to pay, loan structure, lien perfection on collateral, documentation, conformance to loan agreement covenants, and adherence to loan policy, among others.  Quantified losses associated with pools of loans from migration analysis are segregated as a component in the determination of the allowance for loan losses.

The Company utilizes various qualitative factors to quantify additional risks and potential inherent losses existing in the Company's loan portfolios.  These include the consideration of levels and trends in delinquencies, changes in the loan grading mix, trends in the volume and terms of loans, over-margined real estate loans, national and local economic trends and conditions, changes in risk selection and underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, loan concentrations, geographic concentrations, regulatory considerations, various loan administration risks, and levels of policy, collateral and documentation exceptions.  Quantified losses associated with these qualitative factors are segregated as a component in the determination of the allowance for loan losses.

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $3,806 for the three-month period ended June 30, 2010 and $3,095 for the three-month period ended June 30, 2009.  Net loan charge-offs totaled $2,610 for the three-month period ended June 30, 2010 and $1,660 for the same period in 2009.  The increased provisions and higher level of net charge-offs during the three-month period ended June 30, 2010 reflects the national economic recession and its impact on the local economy in which the Company operates.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has recently experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.08% at June 30, 2010 and was 1.43% at June 30, 2009.

The provision for loan losses was $7,569 for the six-month period ended June 30, 2010 and $4,326 for the six-month period ended June 30, 2009.  Net loan charge-offs/(recoveries) totaled $5,205 for the six-month period ended June 30, 2010 and $3,017 for the same period in 2009.  The increased provision and higher level of net charge-offs during the six-month period ended June 30, 2010 again reflects the national economic recession as noted in the preceding paragraph.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2010 and 2009 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2009, some markedly, and this trend continued through the first half of 2010.  Although increased, management considers all such levels manageable.  One factor which contributes, in part, to higher levels of classified assets is the local market's high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to incur above average provisions through 2010.

NET INCOME/(LOSS) (continued)

Securities Transactions - At June 30, 2010, December 31, 2009, and June 30, 2009 total market value appreciation in the investment portfolio totaled $2,854, $1,891, and $255, respectively.  As indicated, the market values of the Company's investment portfolio increased from June 30, 2009 to December 31, 2009, and increased from December 31, 2009 to June 30, 2010.  During 2008 bond values fluctuated due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  The yield curve grew unusually steep during 2009 as short term rates continued to decline to historical lows.  This trend continued into 2010.  However, the yield curve flattened slightly in the late second quarter of 2010 due to declining long-term rates.

During 2009 management sold a portion of its investment portfolio, in part, to take advantage of existing gains in a historically low interest rate environment, and, in part, to facilitate the re-establishment of its investment portfolio maturity strategy previously impacted by numerous investment calls.  All investments sold were callable in the near term.  The increase in the total market value of the investment portfolio during the periods is attributable to the continued decline in investment rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and six-month periods ended June 30, 2010 and June 30, 2009 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income decreased by 26.7% to $1,822 for the three-month period ended June 30, 2010 from $2,484 for the three-month period ended June 30, 2009.  Noninterest income decreased by 26.2% to $3,234 for the six-month period ended June 30, 2010 from $4,376 for the six-month period ended June 30, 2009.  The decreases in non-interest income for the three and six-month periods ended June 30, 2010 were primarily attributable to the decline in gains on sales of investment securities, which are generally nonrecurring.

Noninterest Expenses - Noninterest expenses decreased by 5.5% to $5,989 for the three-month period ended June 30, 2010 from $6,333 for the three-month period ended June 30, 2009.  The major components of noninterest expenses are salaries and employee benefits, which decreased 5.0% to $3,347 from $3,525; occupancy expense which increased .2% to $814 from $812; and other operating expenses which decreased by 8.4% to $1,828 from $1,996.  Salaries and benefits decreased due to reduced staffing and decreased benefits expenses.  Occupancy expense generally continues to grow due to the addition of new banking facilities.  Other operating expenses decreased 8.4% to $1,828 from $1,996.

Noninterest expenses decreased by 3.6% to $11,575 for the six-month period ended June 30, 2010 from $12,004 for the six-month period ended June 30, 2009.  The major components of noninterest expenses are salaries and employee benefits which decreased 4.7% to $6,758 from $7,093.  Occupancy expense increased .9% to $1,616 for the six-month period ended June 30, 2010 from $1,602 for the same period in 2009.  Other operating expenses decreased 3.3% to $3,201 from $3,309 for the same periods, respectively.

Income Taxes - Provisions for income taxes decreased 152.3% to a benefit of $(170) for the three-month period ended June 30, 2010 from a provision of $325 for the three-month period ended June 30, 2009.  Income before income taxes less interest on tax-exempt investment securities decreased 179.4% to $(691) for the three-month period ended June 30, 2010 from $870 for the same period in 2009.

Provisions for income taxes decreased 131.9% to a benefit of $(397) for the six-month period ended June 30, 2010 from a provision of $1,245 for the six-month period ended June 30, 2009.  Income before income taxes less interest on tax-exempt investment securities decreased by 137.0% to $(1,273) for the six-month period ended June 30, 2010 from $3,443 for the same period in 2009.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Reserve System and the Federal Home Loan Bank of Atlanta. Management believes that short-term and long-term liquidity sources are adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Although the Bank has not experienced liquidity pressures, there can be no assurance that such pressures will not be felt in the future.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or other commitments that could result in liquidity needs or significantly impact earnings.

The table below summarizes future contractual obligations as of June 30, 2010 (in thousands).

	At June 30, 2010
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$326,083	$44,658	$9,018	$8,225	$ -	$ 387,984
Borrowings	110,610	-	-	-	-	110,610

Total	$436,693	$44,658	$9,018	$8,225	$ -	$498,594

CAPITAL RESOURCES

Total stockholders' equity was $87,447 and $87,429 at June 30, 2010 and December 31, 2009, representing 9.36% and 9.50% of total assets, respectively.  At June 30, 2010, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk, and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk, as it relates to lending and real estate held for operating locations, results from potential changes in the value of collateral underlying loans receivable and the market value of real estate held by the Company.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2010	720	$80.50	-	-
May 1 - May 31, 2010	842	79.50	-	-
June 1 - June 30, 2010	83	79.50	-	-
Total	1,645	$79.94	-	-

(1) During the period covered by this report, the Company purchased 1,645 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  August 9, 2010

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