Form 10-Q
period 2010-09-30
CNB CORP /SC/
filed 2010-11-09
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,665,106 shares of common stock, par value $5 per share, November 1, 2010.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2010, December 31, 2009, and September 30, 2009	2

Condensed Consolidated Statements of Income/(Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31
SIGNATURE	31

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS:

Cash and due from banks	$ 23,593	$ 25,879	$ 14,700
Due from Federal Reserve Bank,	28,051	36,765	34,079
balance in excess of requirement
Investment securities held to maturity	34,915	14,949	9,210
(Fair values of $35,450 at September 30, 2010, $15,165 at December 31, 2009, and $9,494 at September 30, 2009)
Investment securities available for sale	259,811	214,615	222,502
(Amortized cost of $257,773 at September 30, 2010, $212,940 at December 31, 2009, and
$220,443 at September 30, 2009)
Federal funds sold	14,000	14,000	14,000
Other investments	2,832	3,041	3,041
Loans:
Total loans	548,041	579,796	586,947
Less allowance for possible loan losses	(12,431)	(9,142)	(8,967)
Net loans	535,610	570,654	577,980
Bank premises and equipment	22,443	23,251	23,596
Other assets	21,087	17,487	13,227
Total assets	$942,342	$920,641	$912,335

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Non-interest bearing	$105,555	$ 96,834	$107,026
Interest-bearing	635,565	608,436	579,308
Total deposits	741,120	705,270	686,334
Securities sold under agreement to repurchase	103,623	104,654	110,151
United States Treasury demand notes	741	650	743
Federal Home Loan Bank advances	5,000	15,000	20,000
Other liabilities	5,501	7,638	6,192
Total liabilities	855,985	833,212	823,420

Stockholders' equity:
Common stock, par value $5 per share; authorized 3,000,000; issued 1,666,449 at September 30, 2010, 1,677,233 at December 31, 2009, and 1,679,124 at September 30, 2009.	8,332	8,386	8,396
Capital in excess of par value of stock	50,613	51,418	51,563
Retained earnings	26,190	26,620	27,721
Accumulated other comprehensive income	1,222	1,005	1,235
Total stockholders' equity	86,357	87,429	88,915
Total liabilities and stockholders' equity	$942,342	$920,641	$912,335

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Income:	2010	2009	2010	2009
Interest and fees on loans	$ 8,524	$ 9,228	$ 26,080	$ 28,017
Interest on investment securities:
Taxable investment securities	1,069	1,247	3,320	4,257
Tax-exempt investment securities	312	316	925	897
Interest on federal funds sold	8	3	25	23
Other interest income	35	27	103	44
Total interest income	9,948	10,821	30,453	33,238

Interest Expense:
Interest on deposits	2,124	2,539	6,805	8,202
Interest on securities sold under agreement to repurchase	184	279	654	869
Interest on other short-term borrowings	37	79	141	265
Total interest expense	2,345	2,897	7,600	9,336

Net interest income	7,603	7,924	22,853	23,902
Provision for loan losses	4,379	2,221	11,948	6,547
Net interest income after provision for loan losses	3,224	5,703	10,905	17,355

Noninterest income:
Service charges on deposit accounts	892	904	2,698	2,604
Gains on sale of securities	910	-	1,066	1,352
Other operating income	532	998	1,804	2,322
Total noninterest income	2,334	1,902	5,568	6,278

Noninterest expenses:
Salaries and employee benefits	3,391	3,472	10,149	10,565
Occupancy expense	859	824	2,475	2,426
Other operating expenses	1,693	1,403	4,894	4,712
Total noninterest expenses	5,943	5,699	17,518	17,703

Income/(loss) before income taxes	(385)	1,906	(1,045)	5,930
Income tax provision/(benefit)	(217)	614	(614)	1,859
Net income/(loss)	$ (168)	$ 1,292	$ (431)	$ 4,071

Per Share Data

Net income/(loss) per weighted average shares outstanding	$ (.10)	$ .77	$ (.26)	$ 2.44

Book value per actual number of shares outstanding	$ 51.82	$ 52.95	$ 51.82	$ 52.95

Weighted average number of shares outstanding	1,668,854	1,680,612	1,673,716	1,670,782

Actual number of shares outstanding, end of period	1,666,449	1,679,124	1,666,449	1,679,124

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income/(Loss) (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Net income/(loss)	$ (168)	$ 1,292	$ (431)	$ 4,071

Other comprehensive income/(loss), net of tax

Unrealized gains on securities:

Unrealized holding gains during period, net	320	1,051	889	602

Reclassification adjustment for gains included in net income, net	(573)	-	(672)	(865)

Net comprehensive income/(loss)	$ (421)	$ 2,343	$ (214)	$ 3,808

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2010	2009
Common Stock:
($5 par value, 3,000,000 shares authorized)
Balance, January 1	$ 8,386	$ 8,295
Issuance of Common Stock	1	188
Repurchase of Common Stock	(55)	(88)
Balance at end of period	8,332	8,396

Capital in excess of par value of stock
Balance, January 1	51,418	50,085
Issuance of Common Stock	19	2,786
Repurchase of Common Stock	(824)	(1,308)
Balance at end of period	50,613	51,563

Retained earnings:
Balance, January 1	26,620	23,648
Net Income/(loss)	(431)	4,071
Balance at end of period	26,190	27,721

Net unrealized holding gains/(losses) on securities:
Balance, January 1	1,005	1,498
Change in net unrealized gains/(losses), net	217	(263)
Balance at end of period	1,222	1,235

Total stockholders' equity	$86,357	$88,915

Note: Columns may not add due to rounding.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net Income/(Loss)	$ (431)	$ 4,071
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,144	1,170
Provision for loan losses	11,948	6,547
Provision for deferred income taxes	(1,476)	(610)
Net discount accretion and premium amortization on investment securities	994	614
Gain on sale of investment securities	(1,066)	(1,352)
(Gain)/loss on sale of foreclosed assets	(15)	9
Write-down of foreclosed assets	243	137
Decrease in accrued interest receivable	686	1,466
(Increase)/decrease in other assets	720	(190)
Decrease in other liabilities	(40)	(122)

Net cash provided by operating activities	12,707	11,740

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	21,889	46,951
Proceeds from sale of investment securities held to maturity	2,322	-
Proceeds from maturities/calls of investment securities held to maturity	10,645	535
Proceeds from maturities/calls of investment securities available for sale	146,338	119,499
Purchase of investment securities available for sale	(213,042)	(194,461)
Purchase of investment securities held to maturity	(32,880)	-
Proceeds from sale of foreclosed assets	1,911	1,001
Net decrease in federal funds sold	-	7,000
Net decrease in loans	17,282	4,611
Net proceeds from sales and purchases of equity securities	209	(17)
Premises and equipment expenditures	(336)	(1,363)

Net cash used for investing activities	(45,662)	(16,244)

FINANCING ACTIVITIES
Dividends paid	(2,096)	(4,357)
Net increase in deposits	35,850	7,115
Net increase/(decrease) in securities sold under repurchase agreement	(1,031)	42,736
Net (decrease) in United States Treasury demand notes	91	(1,929)
Net decrease in Federal Home Loan Bank advances	(10,000)	(10,000)
Net decrease in other short-term borrowings	-	(1,120)
Common shares purchased	(859)	(1,396)
Common shares sold	-	2,975

Net cash provided by financing activities	21,955	34,024

Net increase/(decrease) in cash and due from banks	(11,000)	29,520

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	62,644	19,259

CASH AND DUE FROM BANKS, END OF PERIOD	$ 51,644	$ 48,779

CASH PAID FOR:
Interest	$ 7,848	$ 10,457
Income taxes	$ 789	$ 1,396

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,673,716 shares for the nine-month period ended September 30, 2010 and 1,668,845 shares for the nine-month period ended September 30, 2009.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to "minority interest" and added references to "controlling" and "noncontrolling interest(s)".  The updates were effective upon issuance but had no impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2010 and for the year ended December 31, 2009 were approximately $1,232 and $1,406 respectively.

NOTE 3 - INVESTMENT SECURITIES

Investment securities with an aggregate par value of $206,755 ($211,483 fair value) at September 30, 2010 and $207,233 ($210,905 fair value) at December 31, 2009 were pledged to secure public deposits and for other purposes required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at September 30, 2010 and at December 31, 2009.

	September 30, 2010
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 4,055	$ 29	$ -	$ 4,084	1.26%
One to five years	176,507	625	21	177,111	1.21
Six to ten years	54,221	343	10	54,554	1.98
	234,783	997	31	235,749	1.39
Mortgage Backed Securities
Six to ten years	1,825	78	-	1,903	3.78%
Over ten years	4,017	186	-	4,203	3.86
	5,842	264	-	6,106	3.84
State, county and municipal
Within one year	949	11	-	960	6.26%
One to five years	1,395	58	-	1,453	6.28
Six to ten years	10,952	655	11	11,596	5.49
Over ten years	2,745	95	-	2,840	4.97
	16,041	819	11	16,849	5.52
Other Investments
CRA Qualified Investment Fund	1,070	-	-	1,070	-
Other	37	-	-	37	-
	1,107	-	-	1,107	-

Total available for sale	$257,773	$ 2,080	$ 42	$259,811	1.70%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 25,011	$ 69	$ -	$ 25,080	1.39%

State, county and municipal
One to five years	$ 1,106	$ 60	$ -	$ 1,166	4.74%
Six to ten years	5,349	277	-	5,626	5.50
Over ten years	3,449	133	4	3,578	5.04
	9,904	470	4	10,370	5.26

Total held to maturity	$ 34,915	$ 539	$ 4	$ 35,450	2.47%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of September 30, 2010, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available for sale securities component of capital was $1,222, net of deferred income taxes, as of September 30, 2010.

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

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government Sponsored Enterprises	$ 24,468	31	-	-	24,468	31
State, county, and municipal	604	11	-	-	604	11
Total	$ 25,072	$ 42	$ -	$ -	$ 25,072	$ 42

HELD TO MATURITY
State, county, and municipal	$ 562	$ 4	$ -	$ -	$ 562	$ 4

December 31, 2009
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 24,224 1,405 88	$ 155 68 1	$ - - -	$ - - -	$ 24,224 1,405 88	$ 155 68 1
	$ 25,717	$ 224	$ -	$ -	$ 25,717	$ 224
HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,985 726	$ 17 15	$ - 503	$ - 13	$ 1,985 1,229	$ 17 28
Total	$ 2,711	$ 32	$ 503	$ 13	$ 3,214	$ 45

     Securities classified as available for sale are recorded at fair market value.  At September 30, 2010, and December 31, 2009, there were no available for sale securities in a continuous loss position for twelve months or more.

     Securities classified as held to maturity are recorded at cost.  At September 30, 2010 there were no held to maturity securities in a continuous loss position for twelve months or more.  At December 31, 2009, the Company owned $503, fair value, of held to maturity securities in a continuous loss position for twelve months or more with $13 of unrealized losses consisting of one municipal security.

     For the nine-month period ended September 30, 2010, the Company sold $18,252 (book value) of available for sale securities for a gain of $1,004. For the nine-month period ended September 30, 2009, the Company sold $45,605(book value) of available for sale securities for a gain of $1,352.

     For the nine-month period ended September 30, 2010, the Company sold $2,249 (book value) of held to maturity securities, consisting of four securities, for a gain of $73.  Two of these held to maturity securities, $767 (book value), were sold under exception "a." of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,482 (book value), were sold under exception "d." of ASC 320-10-25-6 because the primary regulator of the Company's subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600, including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2010 and December 31, 2009 by major classification:

	September 30,	December 31,
	2010	2009

Real estate loans - mortgage	$ 369,302	$ 375,741
- construction	68,558	81,311
Agricultural loans	4,239	2,930
Commercial and industrial loans	63,186	74,565
Loans to individuals for household,
family and other consumer expenditures	42,273	44,865
All other loans, including overdrafts and
deferred loan costs	483	384
Gross loans	$ 548,041	$ 579,796
Less allowance for loan losses	(12,431)	(9,142)
Net loans	$ 535,610	$ 570,654

     Changes in the allowance for loan losses for the quarters and nine-months ended September 30, 2010 and 2009, and the year ended December 31, 2009 are summarized as follows:

	Quarter Ended		Year Ended	Nine-Months Ended
	September 30,		December 31,	September 30,
	2010	2009	2009	2010	2009
Balance, beginning of period	$ 11,506	$ 8,400	$ 7,091	$ 9,142	$ 7,091
Charge-offs:
Commercial, financial, and agricultural	746	479	2,251	2,741	1,608
Real Estate - construction and mortgage	2,551	1,360	4,383	5,702	3,010
Loans to individuals	251	239	1,141	760	745
Total charge-offs	$ 3,548	$ 2,078	$ 7,775	$ 9,203	$ 5,363
Recoveries:
Commercial, financial, and agricultural	$ 22	$ 115	$ 593	$ 206	$ 256
Real Estate - construction and mortgage	5	7	16	20	13
Loans to individuals	67	302	469	318	423
Total recoveries	$ 94	$ 424	$ 1,078	$ 544	$ 692
Net charge-offs	$ 3,454	$ 1,654	$ 6,697	$ 8,659	$ 4,671
Additions charged to operations	$ 4,379	$ 2,221	$ 8,748	$11,948	$ 6,547
Balance, end of period	$12,431	$ 8,967	$ 9,142	$12,431	$ 8,967

Ratio of net charge-offs during the period	.62%	.28%	1.15%	1.53%	.78%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

At September 30, 2010, December 31, 2009, and September 30, 2009 loans on which no interest was being accrued totaled $25,143, $12,678, and 11,318, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at September 30, 2010, December 31, 2009, and September 30, 2009 were $26,046, $13,578, and $12,992, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at September 30, 2010, December 31, 2009, and September 30, 2009 was $798, $176, and $250, respectively.  The Company had $5,297 of foreclosed real estate at September 30, 2010, $1,622 of foreclosed real estate at December 31, 2009, and $1,544 of foreclosed real estate at September 30, 2009.  Loans 90 days past due and still accruing interest totaled $468, $961, and $711 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

At September 30, 2010, December 31, 2009, and September 30, 2009 classified assets, the majority consisting of classified loans, were $85,876, $52,614, and $47,551, respectively.  At September 30, 2010,  December 30, 2009, and September 30, 2009 classified assets represented 88.27%, 56.79%, and 49.20% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30,	December 31,
	2010	2009
Land and buildings	$ 26,315	$ 26,315
Furniture, fixtures and equipment	9,862	9,642
Construction in progress	93	-
	$ 36,270	$ 35,957
Less accumulated depreciation and amortization	13,827	12,706
	$ 22,443	$ 23,251

     Depreciation and amortization of bank premises and equipment charged to operating expense was $1,144 and $1,170 for the nine-month periods ended September 30, 2010 and 2009, respectively, and $1,538 for the year ended December 31, 2009.  The construction in progress is primarily related to the renovation of the Company's Myrtle Beach branch office located in Myrtle Beach, South Carolina, renovation of the Company's Main Street branch office located in Conway, South Carolina, and the renovation of the Company's Northside branch office located in Myrtle Beach, South Carolina.  There are no remaining costs associated with renovation of the Main Street branch office.  Remaining construction, equipment, and furniture and fixtures costs associated with the Myrtle Beach branch office and the Northside branch office are $4 and $9, respectively.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At September 30, 2010 and December 31, 2009, certificates of deposit of $100 or more included in time deposits totaled approximately $226,992 and $230,004, respectively.  Interest expense on these deposits was approximately $3,408 and $4,124 for the nine-month periods ended September 30, 2010 and 2009, respectively, and $5,359 for the year ended December 31, 2009.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2010 and December 31, 2009, securities sold under repurchase agreements totaled $103,623 and $104,654, respectively.  Securities with a book value of $116,833 ($117,741 fair value) and $110,865 ($111,556 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was .62 percent and 1.11 percent at September 30, 2010 and December 31, 2009, respectively.

NOTE 8 - LINES OF CREDIT

     At September 30, 2010, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $35,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,076 at September 30, 2010.  The amount outstanding under the note totaled $741 and $650 at September 30, 2010 and December 31, 2009, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $52,443 secured by a lien on the Bank's 1-4 family mortgages. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were $5,000 in borrowings under the agreement at September 30, 2010 and $15,000 at December 31, 2009.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the nine months ended September 30, 2010 and September 30, 2009 on pretax income/(loss) of $(1,045) and $5,930 totaled $(614) and $1,859, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2010.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2010
Loan Commitments	$ 39,906
Standby letters of credit	1,767

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month and nine-month periods ended September 30, 2010 and the year ended December 31, 2009, $101, $294, and $380, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of September 30, 2010:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,373	16.10%	$45,912	8.0%

Tier 1 Capital (to risk weighted assets)	85,135	14.83	22,956	4.0

Tier 1 Capital (to average assets)	85,135	8.92	38,197	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$92,097	16.05%	$45,910	8.0%	$57,387	10.0%

Tier 1 Capital (to risk weighted assets)	84,859	14.79	22,955	4.0	34,432	6.0

Tier 1 Capital (to average assets)	84,859	8.89	38,196	4.0	47,744	5.0

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010 Carrying Fair		December 31, 2009 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve
       balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes

	Amount $ 51,644 14,000 259,811 34,915 2,832 535,610 741,120 103,623 5,000 741	Value $ 51,644 14,000 259,811 35,450 2,832 541,207 739,621 103,623 4,961 741	Amount $ 62,644 14,000 214,615 14,949 3,041 570,654 705,270 104,654 15,000 650	Value $ 62,644 14,000 214,615 15,165 3,041 582,536 706,013 104,654 15,012 650
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 39,906		$ 44,732
Standby letters of credit	1,767		2,369

     Accounting standards require disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a non-recurring Level 3 measurement.

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

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for September 30, 2010 and December 31, 2009 are presented in the following table (dollars in thousands):

September 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities
Government Sponsored Enterprises	$ -	$ 235,749	$ -
State, County, and Municipal	-	16,849	-
Mortgage backed securities	-	6,106	-
Other	-	1,107	-
Total	$ -	$ 259,811	$ -

December 31, 2009

Available for sale securities
Government Sponsored Enterprises	$ -	$179,307	$ -
State, County, and Municipal	-	25,039	-
Mortgage backed securities	-	9,442	-
Other	-	827	-
Total	$ -	$ 214,615	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2010 and December 31, 2009 for which a nonrecurring change in fair value was recorded during the nine months and year ended September 30, 2010 and December 31, 2009.

September 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 5,297	$ -
Impaired loans	-	26,046	-
	$ -	$ 31,343	$ -

December 31, 2009

Other real estate owned	$ -	$ 1,622	$ -
Impaired loans	-	13,556	-
	$ -	$ 15,178	$ -

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	September 30,
ASSETS	2010	2009
Cash	$ 239	$ 1,105
Investment in subsidiary	86,081	87,773
Other assets	37	37
	$ 86,357	$ 88,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$ 86,357	$ 88,915
	$ 86,357	$ 88,915

CONDENSED STATEMENTS OF INCOME/(LOSS) (Unaudited)
	For the nine-month period ended September 30,
	2010	2009
Equity in net income/(loss) of subsidiary	$ (320)	$ 4,200
Other expenses	(111)	(129)
NET INCOME/(LOSS)	$ (431)	$ 4,071

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month and nine-month periods ending September 30, 2010 and 2009 and the year ended December 31, 2009 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 6.6% from $586,947 at September 30, 2009 to $548,041 at September 30, 2010, and decreased 5.5%, from $579,796 at December 31, 2009 to $548,041 at September 30, 2010.  Loans decreased as a percentage of total assets from 64.3% to 58.2% from September 30, 2009 to September 30, 2010 and decreased from 63.0% to 58.2% from December 31, 2009 to September 30, 2010.  Loan demand in our market area has continued to soften during the period due to the continuing subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 26.9% at September 30, 2009 to 32.7% at September 30, 2010, and increased from 26.4% of total assets at December 31, 2009 to 32.7% at September 30, 2010, a reflection of continued soft loan demand coupled with higher levels of deposits.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits decreased as a percentage of total assets from 11.7% at September 30, 2009 to 11.2% at September 30, 2010, and increased from 10.5% at December 31, 2009 to 11.2% at September 30, 2010.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits increased from 63.5% of total assets at September 30, 2009 to 67.4% at September 30, 2010, and increased from 66.1% at December 31, 2009 to 67.4% at September 30, 2010.  Securities sold under agreement to repurchase decreased from 12.1% of total assets at September 30, 2009 to 11.0% at September 30, 2010, and decreased from 11.4% of total assets at December 31, 2009 to 11.0% at September 30, 2010.  Other short-term borrowings decreased from 1.7% of total assets at December 31, 2009 to .6% at September 30, 2010.  Other short-term borrowings decreased from 2.3% at September 30, 2009 to .6% at September 30, 2010.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2010 and September 30, 2009 and December 31, 2009:

	September 30,		December 31,
Assets:	2010	2009	2009
Earning assets:
Loans	58.2%	64.3%	63.0%
Securities held to maturity	3.7	1.0	1.6
Securities available for sale	27.5	24.4	23.3
Federal funds sold and securities purchased under agreement to resell	1.5	1.5	1.5
Other earning assets	3.3	4.0	4.3
Total earning assets	94.2	95.2	93.7
Other assets	5.8	4.8	6.3
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.4%	63.5%	66.1%
Federal funds purchased and securities sold under agreement to repurchase	11.0	12.1	11.4
Other short-term borrowings	.6	2.3	1.7
Total interest-bearing liabilities	79.0	77.9	79.2
Noninterest-bearing deposits	11.2	11.7	10.5
Other liabilities	.6	.7	.8
Stockholders' equity	9.2	9.7	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended September 30, 2010 and 2009 were $(168) and $1,292 respectively, resulting in a return on average assets of (.07)% and .57% and a return on average stockholders' equity of (.77)% and 5.87%, respectively.

Earnings/(losses) for the nine-month periods ended September 30, 2010 and 2009 were $(431) and $4,071 respectively, resulting in a return on average assets of (.06)% and .60% and a return on average stockholders' equity of (.66)% and 6.23%, respectively.

The losses for the three and nine-month periods ended September 30, 2010 were primarily attributable to a decrease in net interest income, an increased provision for loan losses, and decreased noninterest income (see Net Income - Net Interest Income, Net Income - Provision for Loan Losses, and Net Income - Noninterest Income).  The earnings for the three and nine-month periods ended September 30, 2009 were primarily attributable to net interest income (see Net Income-Net Interest Income).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2010, but may improve during the first half of 2011.  Total assets increased $30,007 or 3.3% to $942,342 at September 30, 2010 from $912,335 at September 30, 2009. The following table sets forth the financial highlights for the three and nine-month periods ended at September 30, 2010 and September 30, 2009:

CNB Corporation and Subsidiary FINANCIAL HIGHLIGHTS

Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,

	2010	2009	Percent Increase (Decrease)	2010	2009	Percent Increase (Decrease)
Net interest income	$ 7,603	$ 7,924	(4.1)%	$ 22,853	$ 23,902	(4.4)%
Provision for loan losses	4,379	2,221	97.2	11,948	6,547	82.5
Net interest income after provision for loan losses	3,224	5,703	(43.5)	10,905	17,355	(37.2)
Income/(loss) before income taxes	(385)	1,906	(120.2)	(1,045)	5,930	(117.6)
Net income/(loss)	(168)	1,292	(113.0)	(431)	4,071	(110.6)
Per share	(.10)	.77	(87.0)	(.26)	2.44	(89.3)
Cash dividends declared	0	0	-	0	0	-
Per share	0	0	-	0	0	-
Total assets	942,342	912,335	3.3	942,342	912,335	3.3
Total deposits	741,120	686,334	8.0	741,120	686,334	8.0
Loans	548,041	586,947	(6.6)	548,041	586,947	(6.6)
Investment securities and securities available for sale	294,726	231,712	27.2	294,726	231,712	27.2
Stockholders' equity	86,357	88,915	(2.9)	86,357	88,915	(2.9)
Book value per share	51.82	52.95	(1.2)	51.82	52.95	(1.2)
Ratios:
Annualized return on average total assets(1)	(.07)%	.57%	(112.3)%	(.06)%	.60%	(110.0)%
Annualized return on average stockholders' equity(1)	(.77)%	5.87%	(113.1)%	(.66)%	6.23%	(110.6)%

(1)       For the three-month period ended September 30, 2010, average total assets amounted to $954,936 with average stockholders'
            equity totaling $86,806 for the same period.

            For the nine-month period ended September 30, 2010, average total assets amounted to $942,254 with average stockholders equity totaling $87,485 for the same period.

NET INCOME/(LOSS)

Net Interest Income - Earnings are dependent to a large degree on net interest income, defined as the difference between gross interest and fees earned on earning assets, primarily loans and securities, and interest paid on deposits and borrowed funds.  Net interest income is affected by the interest rates earned or paid and by volume changes in accruing loans, securities, deposits, and borrowed funds.

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

The Bank maintained net interest margins for the three and nine-month periods ended September 30, 2010, of 3.47% and 3.52%, respectively, and 3.77% and 3.81%, respectively, for the same periods in 2009, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during the remainder of 2008 placed further significant pressure on net interest margins for the industry as a whole, which have continued through October 2010.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels.  An extremely low interest rate environment is not one that enhances net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this market.  Additionally, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on brokered deposits.  These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates without increasing yields on loans due to softened loan demand.  Moreover, the Bank is experiencing a historically high level of non-performing assets. The loss of interest income from these assets has negatively impacted net interest margin.  The impact of these assets on net interest margin should diminish as the level of these assets declines over time.

Fully-tax-equivalent net interest income for the three-month period ended September 30, 2010 was $7,764, a decrease of 4.0% from the $8,087 attained for the three-month period ended September 30, 2009.  For the same periods, total fully-tax-equivalent interest income decreased by 8.0% to $10,109 from $10,984 and total interest expense decreased by 19.1% to $2,345 from $2,897.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 8.0% to 3.47% for the three-month period ended September 30, 2010 from 3.77% for the three-month period ended September 30, 2009.

Fully-tax-equivalent net interest income for the nine-month period ended September 30, 2010 was $23,330, a decrease of 4.2% from the $24,364 attained for the nine-month period ended September 30, 2009.  For the same periods, total fully-tax-equivalent interest income decreased by 8.2% to $30,930 from $33,700 and total interest expense decreased by 18.6% to $7,600 from $9,336.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 7.6% to 3.52% for the nine-month period ended September 30, 2010 from 3.81% for the nine-month period ended September 30, 2009.

The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2010 and 2009, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month and nine-month periods ended September 30, 2010 and 2009.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 9/30/10			Three Months Ended 9/30/09
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$558,106	$ 8,524	6.11%	$590,301	$ 9,228	6.25%
Securities:
Taxable	237,322	1,069	1.80	182,993	1,247	2.73
Tax-exempt	35,111	473	(2) 5.39	32,944	479	(2) 5.82
Federal funds sold	14,000	8.23		7,848	3.15
Other earning assets	51,262	35.27		43,241	27.25
Total earning assets	895,801	10,109	4.51	857,327	10,984	5.12
Other assets	59,135			50,118
Total assets	$954,936			$907,445

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$636,271	2,124	1.34	$577,762	2,539	1.76
Fed funds purchased and securities sold under agreement to repurchase	105,204	184.70		103,116	279	1.08
Other short-term borrowings	7,657	37	1.93	20,925	79	1.51
Total interest-bearing liabilities	$749,132	$ 2,345	1.25	$701,803	$ 2,897	1.65
Noninterest-bearing deposits	112,046			110,376
Other liabilities	6,952			7,178
Stockholders' equity	86,806			88,088
Total liabilities and stockholders' equity	$954,936			$907,445
Net interest income as a percent of total
earning assets	$895,801	$ 7,764	3.47	$857,327	$ 8,087	3.77

Ratios:
Annualized return on average total assets			(.07)			.57
Annualized return on average stockholders' equity			(.77)			5.87
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.09			9.71
Average total deposits			11.60			12.80
Average loans			15.55			14.92
Average earning assets as a percent of
average total assets			93.81			94.48

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $113 and $115 are included in the above interest income for September 30, 2010 and 2009, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $25,143 and $11,318 for September 30, 2010 and 2009, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $161 and $163 for September 30, 2010 and 2009, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Nine Months Ended 9/30/10			Nine Months Ended 9/30/09
		Interest	Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$566,345	$ 26,080	6.14%	$596,352	$ 28,017	6.26%
Securities:
Taxable	218,374	3,320	2.03	183,079	4,257	3.10
Tax-exempt	33,860	1,402	(2) 5.52	31,239	1,359	(2) 5.80
Federal funds sold	13,960	25.24		12,984	23.24
Other earning assets	51,548	103.27		28,643	44.20
Total earning assets	884,087	30,930	4.66	852,297	33,700	5.27
Other assets	58,167			46,405
Total assets	$942,254			$898,702

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$622,750	6,805	1.46	$573,761	8,202	1.91
Fed funds purchased and securities sold under agreement to repurchase	108,156	654.81		98,424	869	1.18
Other short-term borrowings	11,019	141	1.71	24,873	265	1.42
Total interest-bearing liabilities	$741,925	$ 7,600	1.37	$697,058	$ 9,336	1.79
Noninterest-bearing deposits	106,546			107,624
Other liabilities	6,298			6,896
Stockholders' equity	87,485			87,124
Total liabilities and stockholders' equity	$942,254			$898,702
Net interest income as a percent of total
earning assets	$884,087	$ 23,330	3.52	$852,297	$ 24,364	3.81

Ratios:
Annualized return on average total assets			(.06)			.60
Annualized return on average stockholders' equity			(.66)			6.23
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.28			9.69
Average total deposits			12.00			12.79
Average loans			15.45			14.61
Average earning assets as a percent of
average total assets			93.83			94.84

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $391 and $385 are included in the above interest income for September 30, 2010 and 2009, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $25,143 and $11,318 for September 30, 2010 and 2009, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $477 and $462 for September 30, 2010 and 2009, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2010 and 2009

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010(3)	2009(3)	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$558,106	$590,301	6.11%	6.25%	$8,524	$9,228	$ (704)	$ (212)	$ (492)
Investment securities:
Taxable	237,322	182,993	1.80%	2.73%	1,069	1,247	(178)	(423)	245
Tax-exempt (2)	35,111	32,944	5.39%	5.82%	473	479	(6)	(35)	29
Federal funds sold	14,000	7,848.23%		.15%	8	3	5	1	4
Other Earning Assets	51,262	43,241.27%		.25%	35	27	8	3	5

Total Earning Assets	$895,801	$857,327	4.51%	5.12%	$10,109	$10,984	$ (875)	$ (666)	$ (209)

Interest-bearing Liabilities:

Interest-bearing deposits	$636,271	$577,762	1.34%	1.76%	$ 2,124	$ 2,539	$ (415)	$ (610)	$ 195
Fed funds purchased and securities
sold under agreement to repurchase	105,204	103,116.70%		1.08%	184	279	(95)	(99)	4
Other short-term borrowings	7,657	20,925	1.93%	1.51%	37	79	(42)	22	(64)

Total Interest-bearing Liabilities	749,132	701,803	1.25%	1.65%	2,345	2,897	(552)	(687)	135
Interest-free Funds Supporting
Earning Assets	146,669	155,524

Total Funds Supporting Earning Assets	$895,801	$857,327	1.05%	1.35%	$ 2,345	$ 2,897	$ (552)	$ (687)	$ 135

Interest Rate Spread			3.26%	3.47%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.21%	.30%
Net Yield on Earning Assets			3.47%	3.77%	$ 7,764	$ 8,087

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2010 and 2009

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010(3)	2009(3)	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$566,345	$596,352	6.14%	6.26%	$26,080	$28,017	$ (1,937)	$ (555)	$ (1,382)
Investment securities:
Taxable	218,374	183,079	2.03%	3.10%	3,320	4,257	(937)	(1,474)	537
Tax-exempt (2)	33,860	31,239	5.52%	5.80%	1,402	1,359	43	(66)	109
Federal funds sold	13,960	12,984.24%		.24%	25	23	2	0	2
Other Earning Assets	51,548	28,643.27%		.20%	103	44	59	13	46

Total Earning Assets	$884,087	$852,297	4.66%	5.27%	$30,930	$33,700	$ (2,770)	$(2,082)	$ (688)

Interest-bearing Liabilities:

Interest-bearing deposits	$622,750	$573,761	1.46%	1.91%	$ 6,805	$ 8,202	$ (1,397)	$(1,932)	$ 535
Fed funds purchased and securities
sold under agreement to repurchase	108,156	98,424.81%		1.18%	654	869	(215)	(274)	59
Other short-term borrowings	11,019	24,873	1.71%	1.42%	141	265	(124)	53	(177)

Total Interest-bearing Liabilities	741,925	697,058	1.37%	1.79%	7,600	9,336	(1,736)	(2,153)	417
Interest-free Funds Supporting
Earning Assets	142,162	155,239

Total Funds Supporting Earning Assets	$884,087	$852,297	1.15%	1.46%	$ 7,600	$ 9,336	$ (1,736)	$(2,153)	$ 417

Interest Rate Spread			3.29%	3.48%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.23%	.33%
Net Yield on Earning Assets			3.52%	3.81%	$23,330	$24,364

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

The Company employs migration analysis to determine the levels of risks and associated losses with homogenous pools of loans.  This analysis determines levels of loss associated with pools of loans based on risk grade and historical loss factors by risk grades.  Risk grading procedures incorporate a review of various loan attributes, the deterioration of which would result in a loan being downgraded to a higher risk pool.  These loan attributes are: demonstrated financial capacity and position, the borrower's demonstrated willingness to pay, loan structure, lien perfection on collateral, documentation, conformance to loan agreement covenants, and adherence to loan policy, among others.  Quantified losses associated with pools of loans from migration analysis are segregated as a component in the determination of the allowance for loan losses.

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

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $4,379 for the three-month period ended September 30, 2010 and $2,221 for the three-month period ended September 30, 2009.  Net loan charge-offs totaled $3,454 for the three-month period ended September 30, 2010 and $1,654 for the same period in 2009.  The increased provisions and higher level of net charge-offs during the three-month period ended September 30, 2010 reflects continued difficulties in local real estate markets.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.32% at September 30, 2010 and was 1.55% at September 30, 2009.

The provision for loan losses was $11,948 for the nine-month period ended September 30, 2010 and $6,547 for the nine-month period ended September 30, 2009.  Net loan charge-offs/(recoveries) totaled $8,659 for the nine-month period ended September 30, 2010 and $4,671 for the same period in 2009.  The increased provision and higher level of net charge-offs during the nine-month period ended September 30, 2010 again reflects continued difficulties in local real estate markets.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2010 and 2009 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2009, some markedly, and this trend continued through the first nine months of 2010.  Although increased, management considers all such levels manageable.  One factor which contributes, in part, to higher levels of classified assets is the local market's high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Management recognizes the potential for further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to need to make above average provisions through 2010.

NET INCOME/(LOSS) (continued)

Securities Transactions - At September 30, 2010, December 31, 2009, and September 30, 2009 total market value appreciation in the investment portfolio totaled $2,573, $1,891, and $2,343, respectively.  As indicated, the market values of the Company's investment portfolio decreased from September 30, 2009 to December 31, 2009, and increased from December 31, 2009 to September 30, 2010.  During 2008 bond values fluctuated due to variances in the slope of the yield curve because of instability in new issue coupon rates and intermittent movement of funds between the bond market and the stock market.  However, the yield curve generally normalized over the period.  The yield curve grew unusually steep during 2009 as short term rates continued to decline to historical lows.  This trend continued into 2010.  However, the yield curve flattened slightly in the late second quarter and third quarter of 2010 due to declining long-term rates.

In the third quarter of 2010, the Company sold securities primarily to restructure its investment in longer-term municipal securities in order to remove from the portfolio municipal securities which had lost their rating, and to reduce the level of exposure to individual municipal securities issuers in response to increased regulatory scrutiny related to capital and its components (See Note 3 to the financial statements - Investment Securities).  The increase in the total market value of the investment portfolio during the periods is attributable to the continued decline in interest rates.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation/(depreciation) in the investment portfolio for the three and nine-month periods ended September 30, 2010 and September 30, 2009 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income increased by 22.7% to $2,334 for the three-month period ended September 30, 2010 from $1,902 for the three-month period ended September 30, 2009.  Noninterest income decreased by 11.3% to $5,568 for the nine-month period ended September 30, 2010 from $6,278 for the nine-month period ended September 30, 2009.  The fluctuations in non-interest income for the three and nine-month periods ended September 30, 2010 were primarily attributable to changes in the level of gains on sales of investment securities.

Noninterest Expenses - Noninterest expenses increased by 4.3% to $5,943 for the three-month period ended September 30, 2010 from $5,699 for the three-month period ended September 30, 2009.  The major components of noninterest expenses are salaries and employee benefits, which decreased 2.3% to $3,391 from $3,472; occupancy expense which increased 4.2% to $859 from $824; and other operating expenses which increased by 20.7% to $1,693 from $1,403.  Salaries and benefits decreased due to reduced staffing and decreased benefits expenses.  Occupancy expense generally continues to grow due to the addition and/or renovation of new banking facilities and equipment replacements.  Other operating expenses increased due to expenses associated with non-performing loans and foreclosed real estate.

Noninterest expenses decreased by 1.0% to $17,518 for the nine-month period ended September 30, 2010 from $17,703 for the nine-month period ended September 30, 2009.  The major components of noninterest expenses are salaries and employee benefits which decreased 3.9% to $10,149 from $10,565.  Occupancy expense increased 2.0% to $2,475 for the nine-month period ended September 30, 2010 from $2,426 for the same period in 2009.  Other operating expenses increased 3.9% to $4,894 from $4,712 for the same periods, respectively.

Income Taxes - Provisions for income taxes decreased 135.3% to a benefit of $(217) for the three-month period ended September 30, 2010 from a provision of $614 for the three-month period ended September 30, 2009.  Income before income taxes less interest on tax-exempt investment securities decreased 143.8% to $(697) for the three-month period ended September 30, 2010 from $1,590 for the same period in 2009.

Provisions for income taxes decreased 133.0% to a benefit of $(614) for the nine-month period ended September 30, 2010 from a provision of $1,859 for the nine-month period ended September 30, 2009.  Income before income taxes less interest on tax-exempt investment securities decreased by 139.1% to $(1,970) for the nine-month period ended September 30, 2010 from $5,033 for the same period in 2009.

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

The table below summarizes future contractual obligations as of September 30, 2010 (in thousands).

	At September 30, 2010
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$331,127	$38,433	$9,673	$9,199	$ -	$ 388,432
Borrowings	109,364	-	-	-	-	109,364

Total	$440,491	$38,433	$9,673	$9,199	$ -	$497,796

CAPITAL RESOURCES

Total stockholders' equity was $86,357 and $87,429 at September 30, 2010 and December 31, 2009, representing 9.16% and 9.50% of total assets, respectively.  At September 30, 2010, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and to support anticipated growth in Bank operations.

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

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk, and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk, as it relates to lending and real estate held for operating locations, results from potential changes in the value of collateral underlying loans receivable and the market value of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and capital, and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

On August 27, 2010 the Company issued 254 shares of its common stock to the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan, for an aggregate purchase price of $20,193.  Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because  the transaction  did not involve a public offering.  There were no underwriting commissions or discounts.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2010	6,002	$79.50	-	-
August 1 - August 31, 2010	2,459	79.50	-	-
September 1 - September 30, 2010	114	79.50	-	-
Total	8,575	$79.50	-	-

(1) During the period covered by this report, the Company purchased 8,575 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

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

Date:  November 9, 2010

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