Form 10-K
period 2010-12-31
CNB CORP /SC/
filed 2011-03-16
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not yet applicable to registrant).
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

    As of June 30, 2010 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $133,152,165.  As of March 1, 2011, there were 1,664,621 shares of Common Stock of CNB Corporation outstanding.

Documents incorporated by reference
Portions of the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 10, 2011 are incorporated by reference in Part III of this Form 10-K.

CNB CORPORATION AND SUBSIDIARY 2010 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I
		Page
ITEM 1	Business	1-22
ITEM 1A	Risk Factors	23-26
ITEM 1B	Unresolved Staff Comments	27
ITEM 2	Properties	27
ITEM 3	Legal Proceedings	27
ITEM 4	(Removed and Reserved)	27

	PART II

ITEM 5	Market for the Registrant's Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities	28
ITEM 6	Selected Financial Data	28
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-36
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 8	Financial Statements and Supplementary Data	37-75
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
ITEM 9A	Controls and Procedures	76
ITEM 9B	Other Information	76

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

●	increases in deposit insurance premiums;
●	changes in laws and regulations, including tax, banking and securities laws and regulations;
●	changes in accounting policies, rules and practices;
●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in requirements of regulatory authorities;
●	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 2010 the Bank had two concentrations of credit to single industries (See Note 1 to the consolidated financial statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of nine regional banks, nine state-wide banks, six locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2010, the Bank ranked second in Horry County and eleventh in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

SUPERVISION AND REGULATION

General

The Company and the Bank are subject to an extensive array of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Bank's operations.  The federal banking regulators (the Federal Reserve, the FDIC and the OCC) periodically examine the Company and the Bank to assess compliance with applicable requirements and the level of risk existing with respect to the Company's and the Bank's capital, asset quality, management, earnings, liquidity and sensitivity to market risk.  When the results of examinations are less than satisfactory, the regulators are authorized to require the Company and the Bank to take appropriate corrective actions through the mechanisms of agreements with the Company or the Bank or enforcement orders.  The federal regulators also have the power to enforce compliance with laws, regulations, regulatory policies and agreements as well as regulatory orders by the imposition of civil money penalties.  The Company and the Bank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.  The actions of the Federal Reserve System affect the money supply and, in general, the Bank's lending abilities in increasing or decreasing the cost and availability of funds to the Bank.  Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirements against bank deposits.

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

Obligations of Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve and Federal Deposit Insurance Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a requirement.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest.  The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Adequacy Guidelines for Bank Holding Companies and Banks

The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy.  These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The capital guidelines and the Company's capital position are summarized in Note 16 to the Consolidated Financial Statements, contained elsewhere in this report.

Capital Adequacy Guidelines for Bank Holding Companies and Banks, continued

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  As of  January 1, 2007, rates ranged between 5 and 43 cents per $100 in assessable deposits.  As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, the FDIC altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009.  Under this methodology, assessments ranged between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution's deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009.  In February 2011, the FDIC again implemented a rule that amends the deposit insurance assessment regulations.  The rule implements a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), discussed below, which changes the assessment base from one based on domestic deposits to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity, and assessment rates have been lowered.  Under this methodology, assessments will range between 0.5 and 35.0 cents per $100 in assessable assets.  The change in assessments will be effective as of April 1, 2011and payable September 30, 2011.

Regulation of the Bank

The Bank is also subject to regulation and examination by the OCC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records; the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and Check 21, governing the creation and clearing of digital images of checks, substitute checks, check truncation, clearing error crediting, and all disclosures related thereto.  The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA") which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.  The Bank is also subject to provisions of the Gramm-Leach-Bliley Act of 1999 (See the section below of the same title); the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening; and activities of the Office of Foreign Assets Control (OFAC) as set forth by Executive Order or Acts of Congress primarily to prevent U.S. entities from engaging in transaction with enemies of the U.S.

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

Brokered Deposits.  Under current FDIC regulations, "well-capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits.  The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The Dodd-Frank Act amended a number of provisions of the Riegle-Neal Act to increase the authority of banks to branch across state lines.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank's home office were located in the state in which the branch will be located.

The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large  out-of-state  bank  holding  companies.  Size  gives  the  larger  banks  certain  advantages  in  competing  for  business  from  larger

Interstate Banking, continued

customers.  These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region.  As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.  The Company believes the Bank has competed effectively in this market segment by offering quality, personal service.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer's right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Act and regulations also required the Bank to develop and maintain a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

Although the Act and the regulations created new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC's implementing regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company has not been affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar business.

Government Response to the Financial Crisis commencing in 2008

During the fourth quarter of 2008 and continuing through 2009 and 2010 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting systemic problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000, which was recently made permanent by the Dodd-Frank Act discussed below, and created a Troubled Assets Relief Program ("TARP") administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock including having to agree to allow Treasury to unilaterally amend the stock purchase agreement to comply with subsequent changes in applicable federal statutes, and (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so.

FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program (TLGP) pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts and a debt guarantee component to fully guarantee senior, unsecured debt issued by banks or bank holding companies.  Coverage of both components was automatic until December 5, 2008 at which time covered institutions could opt out of one or both of the components.  Institutions not opting out would be charged fees for their participation in the components.  The Company and Bank opted out of the debt guarantee component.  Under provisions of the Dodd-Frank Act, discussed below, the transaction account guarantee component of the TLGP was extended to December 31, 2012.  However, NOW accounts are no longer covered by the plan.

An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures  which   has  led  to  substantial   claims  being   made  against   the  FDIC's  Deposit  Insurance  Fund.  In  order  to  increase  the

Government Response to the Financial Crisis commencing in 2008, continued

amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC raised its assessments on banks for 2009 and also made a one-time special assessment of 5 cents per $100 of assessable deposits at June 30, 2009.  Under this methodology, assessments ranged between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution's deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institutions risk-based assessment for the third quarter of 2009.  In February 2011, the FDIC again implemented a rule that amends the deposit insurance assessment regulations.  The rule implements a provision of the Dodd-Frank Act, discussed below, which changes the assessment base from one based on domestic deposits to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity, and assessment rates have been lowered.  Under this methodology, assessments will range between 0.5 and 35.0 cents per $100 in assessable assets.  The change in assessments will be effective as of April 1, 2011and payable September 30, 2011.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was passed into law on July 21, 2010.  The Act is a sweeping and comprehensive new regulatory framework which will significantly impact the financial services industry.  The Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer's ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provides for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Fund Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks.  The Company is in the process of evaluating this new legislation and determining the impact it will have on current and future operations.  However, the manner and degree to which it affects the Company's business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time the Company cannot fully assess the impact that the act will have, though management is confident that it will increase the cost of doing business and the time spent by management on regulatory compliance matters.

The Small Business Jobs Act of 2010

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010.  The Act created the Small Business Lending Fund (SBLF), which is a $30 billion fund designed to encourage lending to small businesses by providing Tier 1 capital to qualified community banks.  The Company does not plan to participate in the SBLF because of (i) the cost and tiered cost structure of the plan and (ii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress from time to time.  For example, broader problems in the financial sector of the economy which became apparent in 2008 led to numerous calls for legislative restructuring of the regulation of the sector.  This urgency has culminated in the Dodd-Frank Act, discussed above.  While various requirements of the Dodd-Frank Act are known and, in some instances, implemented, the amount and impact of potential regulation promulgated by the Financial Stability Oversight Council is unknown.  The Company cannot predict the future course of additional potential legislative and regulatory proposals or their impact on the Company should they be adopted.

Available Information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through The Conway National Bank's Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.  The Company's 2010 Annual Report to shareholders and proxy materials will be available free of charge, from The Conway National Bank's website, www.conwaynationalbank.com, upon mailing of these materials to shareholders and the filing of the proxy materials with the SEC.

SUPPLEMENTARY FINANCIAL DATA
GUIDE 3 STATISTICAL DISCLOSURE BY BANK
HOLDING COMPANIES

The following tables present additional statistical information about CNB Corporation and its operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following three pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2010, 2009, and 2008.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/10
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$559,823	$ 34,382	6.14%
Securities:
Taxable	251,824	4,252	1.69
Tax-exempt	31,650	1,773 (2)	5.60
Federal funds sold and securities purchased under
agreement to resell	13,970	33.24
Other earning assets	47,269	120.25
Total earning assets	$904,536	$ 40,560	4.48
Other assets	37,045
Total assets	$941,581

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$623,167	$ 8,647	1.39
Securities sold under agreement to repurchase	108,486	791.73
Other short-term borrowings	9,674	182	1.88
Total interest-bearing liabilities	$741,327	$ 9,620	1.30
Noninterest-bearing deposits	106,854
Other liabilities	5,618
Stockholders' equity	87,782
Total liabilities and stockholders' equity	$941,581
Net interest income and yield as a percent of total
earning assets	$904,536	$ 30,940	3.42%

Ratios:
Return on average total assets			.11%
Return on average stockholders' equity			1.18
Cash dividends declared as a percent of net income			-
Average stockholders' equity as a percent of:
Average total assets			9.32
Average total deposits			12.02
Average loans			15.68
Average earning assets as a percent of
average total assets			96.07%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $518 are included in interest income.  Loans on a nonaccrual basis for the recognition of interest income totaling $25,704 as of December 31, 2010 are included in loans for purposes of this analysis.

(2)		Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $603.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/09
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$593,370	$ 37,170	6.26%
Securities:
Taxable	188,454	5,452	2.89
Tax-exempt	31,956	1,847 (2)	5.78
Federal funds sold and securities purchased under
agreement to resell	13,162	32.24
Other Earning Assets	32,353	74.23
Total earning assets	$859,295	$ 44,575	5.19
Other assets	45,571
Total assets	$904,866

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$579,927	$ 10,668	1.84
Securities sold under agreement to repurchase	101,461	1,121	1.10
Other short-term borrowings	23,242	340	1.46
Total interest-bearing liabilities	$704,630	$ 12,129	1.72
Noninterest-bearing deposits	105,182
Other liabilities	9,283
Stockholders' equity	85,771
Total liabilities and stockholders' equity	$904,866
Net interest income and yield as a percent of total
earning assets	$859,295	$ 32,446	3.78%

Ratios:
Return on average total assets			.56%
Return on average stockholders' equity			5.91
Cash dividends declared as a percent of net income			41.37
Average stockholders' equity as a percent of:
Average total assets			9.48
Average total deposits			12.52
Average loans			14.45
Average earning assets as a percent of
average total assets			94.96%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $514 are included in interest income.  Loans on a nonaccrual basis for the recognition of interest income totaling $12,678 as of December 31, 2009 are included in loans for purposes of this analysis.

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

Liabilities and stockholders' equity
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

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $612 are included in interest income.  Loans on a nonaccrual basis for the recognition of interest income totaling $2,990 as of December 31, 2008 are included in loans for purposes of this analysis.

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

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2010 and 2009 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010	2009	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans, Net of unearned Income (1)	$559,823	$593,370	6.14%	6.26%	$34,382	$37,170	$ (2,788)	$ (728)	$(2,060)
Investment securities:
Taxable	251,824	188,454	1.69%	2.89%	4,252	5,452	(1,200)	(2,270)	1,070
Tax-exempt (2)	31,650	31,956	5.60%	5.78%	1,773	1,847	(74)	(57)	(17)
Federal funds sold and Securities
purchased under agreement to resell	13,970	13,162.24%		.24%	33	32	1	(1)	2
Other Earning Assets	47,269	32,353.25%		.23%	120	74	46	8	38

Total Earning Assets	$904,536	$859,295	4.48%	5.19%	$40,560	$44,575	$ (4,015)	$ (3,048)	$ (967)

Interest-bearing Liabilities:

Interest-bearing deposits	$623,167	$579,927	1.39%	1.84%	$ 8,647	$10,668	$ (2,021)	$ (2,621)	$ 600
Securities sold under agreement to repurchase	108,486	101,461.73%		1.10%	791	1,121	(330)	(381)	51
Other short-term borrowings	9,674	23,242	1.88%	1.46%	182	340	(158)	97	(255)

Total Interest-bearing Liabilities	741,327	704,630	1.30%	1.72%	9,620	12,129	(2,509)	(2,905)	396
Interest-free Funds Supporting
Earning Assets	163,209	154,665

Total Funds Supporting Earning Assets	$904,536	$859,295	1.06%	1.41%	$ 9,620	$12,129	$ (2,509)	$ (2,905)	$ 396

Interest Rate Spread			3.18%	3.47%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.24%	.31%
Net Yield on Earning Assets			3.42%	3.78%	$30,940	$ 32,446

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2009 and 2008 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2009	2008	2009	2008	2009	2008	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$593,370	$587,931	6.26%	6.88%	$37,170	$40,431	$ (3,261)	$ (3,602)	$ 341
Investment securities:
Taxable	188,454	173,483	2.89%	4.63%	5,452	8,027	(2,575)	(3,008)	433
Tax-exempt (2)	31,956	27,146	5.78%	6.03%	1,847	1,636	211	(67)	278
Federal funds sold and Securities
purchased under agreement to resell	13,162	24,439.24%		2.38%	32	581	(549)	(522)	(27)
Other Earning Assets	32,353	0.23%		0.00%	74	0	74	0	74

Total Earning Assets	$859,295	$812,999	5.19%	6.23%	$44,575	$50,675	$ (6,100)	$ (7,199)	$ 1,099

Interest-bearing Liabilities:

Interest-bearing deposits	$579,927	$586,569	1.84%	2.82%	$10,668	$16,539	$ (5,871)	$ (5,749)	$ (122)
Securities sold under agreement to repurchase	101,461	58,843	1.10%	2.41%	1,121	1,420	(299)	(770)	471
Other short-term borrowings	23,242	8,289	1.46%	3.16%	340	262	78	(141)	219

Total Interest-bearing Liabilities	704,630	653,701	1.72%	2.79%	12,129	18,221	(6,092)	(6,660)	568
Interest-free Funds Supporting
Earning Assets	154,665	159,298

Total Funds Supporting Earning Assets	$859,295	$812,999	1.41%	2.24%	$12,129	$18,221	$ (6,092)	$ (6,660)	$ 568

Interest Rate Spread			3.47%	3.44%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.31%	.55%
Net Yield on Earning Assets			3.78%	3.99%	$32,446	$ 32,454

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. At December 31, 2010 and 2009, investment securities represented 32.4% and 24.9% of total assets, respectively.   Total loans increased moderately during 2008 after a minimal increase in 2007.  Loan growth in 2008 was attributable to an increase in loans secured by real estate and some growth in consumer loans.  Loans declined in 2009 due to weakened loan demand as a result of the recessionary economy during the first three quarters of the year and continued pressure on local real estate markets.  The declining trend in loan volume continued throughout 2010.  At December 31, 2010, 2009, and 2008, the Loans/Total Assets ratios were 59.0%, 63.0%, and 68.4%, respectively.  Investment securities have correspondingly risen as a percentage of total assets.

Investment securities with a par value of $204,917,000, $207,233,000, and $174,673,000 at December 31, 2010, 2009, 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, weighted-average tax-equivalent yields, and maturities on investment securities at December 31, 2010, 2009, 2008.

	December 31, 2010
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$ 186,938	$ 349	$ 652	$ 186,635	1.13%
Six to ten years	58,047	137	322	57,862	1.87%
	244,985	486	974	244,497	1.30%
Mortgage Backed Securities
Six to ten years	2,112	90	-	2,202	4.01%
Over ten years	8,090	102	86	8,106	3.31%
	10,202	192	86	10,308	3.46%
State, county and municipal
Within one year	950	4	-	954	6.26%
One to five years	1,395	40	-	1,435	6.28%
Six to ten years	12,531	332	82	12,781	5.41%
Over ten years	4,442	5	142	4,305	4.93%
	19,318	381	224	19,475	5.41%
Other Investments
CRA Qualified Investment Fund	1,065	-	-	1,065	-%
Other	36	-	-	36	-%
	1,101	-	-	1,101	-%

Total available for sale	$ 275,606	$ 1,059	$ 1,284	$ 275,381	1.67%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	10,000	25	4	10,021	1.33%
	10,000	25	4	10,021	1.33%

State, county and municipal
One to five years	$ 1,103	$ 46	$ -	$ 1,149	4.74%
Six to ten years	5,847	149	14	5,982	5.60%
Over ten years	3,728	-	96	3,632	4.85%
	10,678	195	110	10,763	5.25%

Total held to maturity	$ 20,678	$ 220	$ 114	$ 20,784	3.34%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2010, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

INVESTMENT SECURITIES, continued

	December 31, 2009
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
One to five years	$135,494	$ 945	$ 11	$136,428	2.18%
Six to ten years	42,907	116	144	42,879	2.61%
	178,401	1,061	155	179,307	2.28%
Mortgage Backed Securities
Six to ten years	2,240	63	1	2,302	3.87%
Over ten years	6,975	165	-	7,140	3.94%
	9,215	228	1	9,442	3.92%
State, county and municipal
Within one year	1,381	13	-	1,394	7.04%
One to five years	2,543	93	-	2,636	6.64%
Six to ten years	16,563	442	68	16,937	5.61%
Over ten years	4,010	62	-	4,072	5.39%
	24,497	610	68	25,039	5.77%
Other Investments
CRA Qualified Investment Fund	780	-	-	780	-%
MasterCard International Stock	11	-	-	11	-%
Other	36	-	-	36	-%
	827	-	-	827	-%

Total available for sale	$212,940	$ 1,899	$ 224	$214,615	2.76%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	6,003	-	17	5,986	1.29%
	6,003	-	17	5,986	1.29%

State, county and municipal
Within one year	$ 645	$ 5	$ -	$ 650	6.98%
One to five years	826	26	-	852	4.41%
Six to ten years	6,232	161	28	6,365	5.80%
Over ten years	1,243	69	-	1,312	6.44%
	8,946	261	28	9,179	5.85%

Total held to maturity	$ 14,949	$ 261	$ 45	$ 15,165	4.01%

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

Real Estate Loans

Loans secured by first or second mortgages on residential and commercial real estate are one of the primary components of the Bank's loan portfolio.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the property.  The Bank may also originate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default (See "Adjustable Rate Mortgage Loans" below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.  Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines at the time the loans were made are reported to the Bank's Board of Directors on a quarterly basis in total dollars and as a percent of capital.  Additionally, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines at the time the loans were made totaled $46,075,000 and $64,552,000 or 8.6% and 11.1% of total loans at fiscal year-ends December 31, 2010 and 2009, respectively.

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

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are more typically offered as an alternative structuring on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $78,879,000 and $90,829,000 or 14.8% and 15.7% of total loans at fiscal year-ends December 31, 2010 and 2009, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Credit Committee as established by the Board of Directors. The Loan Committee of the Board of Directors recommends to the Board of Directors the lending limits for the Bank's loan officers.  The Bank has an in-house lending limit to a single borrower, group of borrowers, or related entities, of the lesser of $10,000,000 or 15% of capital.  An unsecured limit (aggregate) for the Bank is set at 75% of total capital.

CATEGORIES OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2010, 2009, 2008, 2007, 2006 by major category:

	2010	2009	2008	2007	2006
Real Estate Loans - mortgage	$362,998	$375,741	$366,948	$350,138	$361,707
- construction	63,080	81,311	92,010	83,398	74,564
Commercial and industrial loans	61,127	74,565	89,348	88,106	83,375
Loans to individuals for household family and other consumer expenditures	43,350	44,865	46,278	47,731	44,124
Agriculture	3,282	2,930	3,119	3,264	3,097
All other loans, including
Overdrafts and deferred loan costs	349	384	578	1,114	458
Gross Loans	534,186	579,796	598,281	573,751	567,325
Less allowance for loan losses	(11,627)	(9,142)	(7,091)	(6,507)	(6,476)
Net loans	$522,559	$570,654	$591,190	$567,244	$560,849

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

For the year ended December 31, 2010, the Company's loan portfolio contained approximately $455,307 in fixed rate loans and approximately $78,879 in variable rate loans.  The following schedule summarizes the Company's commercial, financial and agricultural, real estate - construction, and all other loans by maturity and sensitivity to changes in interest rates for December 31, 2010.

For the Year Ended December 31, 2010

	Loans Maturing in One Year or Less	Loans Maturing after One through Five Years	Loans Maturing after Five Years	Total
Total loans by category	$ 31,465	$ 30,999	$ 1,945	$ 64,409
Commercial, financial and agriculture	37,290	25,356	434	63,080
Real-estate construction	111,606	233,559	61,532	406,697
All other loans	180,361	289,914	63,911	534,186
Total

Fixed rate loans by category
Commercial, financial and agriculture	$ 23,103	$ 25,168	$ 454	$ 48,725
Real-estate construction	23,375	22,037	434	45,846
All other loans	92,166	216,334	52,236	360,736
Total	138,644	263,539	53,124	455,307

Variable rate loans by category
Commercial, financial and agriculture	$ 8,362	$5,831	$ 1,491	$ 15,684
Real-estate construction	13,915	3,319	-	17,234
All other loans	19,440	17,225	9,296	45,961
Total	41,717	26,375	10,787	78,879

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans, in thousands of dollars, for the periods ended December 31, 2010, 2009, 2008, 2007, and 2006:

	2010	2009	2008	2007	2006

Nonaccrual loans	$ 25,704	$ 12,678	$ 2,990	$ 861	$ 897
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 1,042	$ 961	$ 607	$ 147	$ 232
Restructured troubled debt	$ 20	$ 22	$ 24	$ 25	$ -

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or be moved to nonaccrual loans.  Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is questionable.  Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.  At December 31, 2010, the Company had $25,704 of nonaccrual loans consisting of 110 loans averaging $234.  Nonaccrual loans are written down to the fair value of the underlying collateral at the time of transfer to nonaccrual, or as soon as reasonably possible, based on a current appraisal.  At December 31, 2010, the Company had $1,042 of accruing loans which were contractually past due 90 days or more consisting of 60 consumer purpose loans averaging $17.  At December 31, 2010, the Company had $20 of restructured troubled debt consisting of 1 consumer loan.

Information relating to interest income on nonaccrual and renegotiated loans outstanding, in thousands of dollars, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 is as follows:

	2010	2009	2008	2007	2006

Interest included in income during the year	$ 408	$ 318	$ 103	$ 33	$ 27
Interest which would have been included at the original contract rates (includes amount included in income)	$ 1,847	$ 953	$ 288	$ 94	$ 65

POTENTIAL PROBLEM LOANS

In addition to those loans disclosed under "Nonaccrual, Past Due, and Restructured Loans," there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and nonaccrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions. A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management's determination of the allowance for loan losses.

As of December 31, 2010, all loans which management had identified as impaired totaled $3,370, excluding $25,704 of nonaccrual loans outlined in the preceding schedule.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2010, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2010, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.  However, because the Company is engaged in the business of community banking, most of its loans are geographically concentrated to borrowers in the Horry County and Waccamaw Neck areas of South Carolina.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Thousands of Dollars)
Loans:
Average loans outstanding for the period	$559,823	$593,370	$587,931	$563,864	$545,451
Allowance for loan losses:

Balance at the beginning of period	$ 9,142	$ 7,091	$ 6,507	$ 6,476	$ 5,918

Charge-offs:
Commercial, financial, and agricultural	$ 3,273	$ 2,251	$ 896	$ 732	$ 188
Real Estate - construction and mortgage	7,444	4,383	750	127	44
Loans to individuals	899	1,141	836	587	677

Total charge-offs	$ 11,616	$ 7,775	$ 2,482	$ 1,446	$ 909

Recoveries:
Commercial, financial, and agricultural	$ 259	$ 593	$ 278	$ 96	$ 201
Real Estate - construction and mortgage	73	16	44	25	154
Loans to individuals	372	469	211	211	304

Total recoveries	$ 704	$ 1,078	$ 533	$ 332	$ 659

Net charge-offs	$ 10,912	$ 6,697	$ 1,949	$ 1,114	$ 250
Additions charged to operations	$ 13,397	$ 8,748	$ 2,533	$ 1,145	$ 808
Balance at end of period	$ 11,627	$ 9,142	$ 7,091	$ 6,507	$ 6,476

Net Charge-offs as a Percentage of Average Loans Outstanding	1.95%	1.13%	.33%	.20%	.05%

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

The Bank's real estate loan portfolio and consequently the allowance for loan losses has been significantly impacted by deterioration of local real estate markets in terms of both real estate market activity and real estate values during the most recent recession, 2007 through 2009, and although local real estate markets have begun to recover, management expects that full recovery of this economic sector will not be evident before 2012 or later.  Management has sought to maintain the allowance for loan losses at a level commensurate with the level of risk identified in the loan portfolio and has continuously monitored the methodologies employed in determining the allowance for loan losses.  Management believes it has reduced all real estate exposures to levels below acceptable thresholds established by regulatory authorities.  As a result of these actions and growth in past due, nonaccrual, and impaired loans (outlined in the "Nonaccrual, Past Due, and Restructured Loans" and "Potential Problem Loans" above), provisions for loan losses and the allowance for loan losses have exceeded historical norms since the onset of the recession in 2007.

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

Management utilizes the best information available to establish the allowance for loan losses.  However, future adjustments to the allowance or to the reserve adequacy methodology may be necessary if economic conditions differ substantially, the required methodology is altered by regulatory authorities governing the Company or the Bank, or alternative accounting methodologies are promulgated by the Public Company Accounting Oversight Board.  During 2010, one primary change to the methodology of determining the allowance for loan losses was implemented.  This change was to provide a provision for selling cost based on the underlying collateral of nonaccrual loans at the time a loan is placed in a nonaccrual status and when management has determined that liquidation of the collateral is imminent.

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2010, 2009, 2008, 2007, and 2006. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2010		2009		2008		2007		2006
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Farm Loans	$ 3,507	12.1%	$3,509	13.4%	$2,411	15.5%	$2,212	17.3%	$2,202	16.0%

Real Estate - Construction and Mortgage	6,419	79.7%	4,342	78.8%	3,616	76.7%	3,319	74.0%	3,303	75.5%

Loans to Individuals	1,400	8.1%	1,205	7.7%	985	7.7%	864	7.7%	759	7.4%

Other Loans	191.1%		71.1%		79.1%		72	1.0%	73	1.1%

Unallocated	110	-	15	-	-	-	40	-	139	-

Total	$11,627	100%	$9,142	100%	$7,091	100%	$6,507	100%	$6,476	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2010	2009	2008

Noninterest bearing demand deposits	$106,854	$105,182	$115,724
Interest bearing demand deposits	93,260	89,172	87,711
Money market deposits	84,919	75,979	81,783
Savings deposits	56,605	51,743	47,596
Health savings deposits	1,028	896	818
Time deposits	335,296	314,367	328,629
Individual retirement accounts	52,059	47,770	40,032
Total deposits	$730,021	$685,109	$702,293

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2010	2009	2008

Interest bearing demand deposits	.12%	.14%	.34%
Money Market Deposits	.75%	1.03%	1.53%
Savings deposits	.66%	.81%	1.29%
Health savings deposits	1.32%	1.85%	3.06%
Time deposits	1.88%	2.48%	3.85%
Individual retirement account deposits	2.33%	3.23%	4.20%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2010:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 82,437	$ 41,520	$123,957
Over 3 through 6 months	38,575	41,165	79,740
Over 6 through 12 months	59,864	57,539	117,403
Over 12 months	35,059	19,277	54,336
Total	$215,935	$159,501	$375,436

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2010	2009	2008

Return on average total assets(1)	.11%	.56%	1.04%
Return on average stockholders' equity(2)	1.18%	5.91%	10.65%
Cash dividend payout ratio(3)	-%	41.25%	49.07%
Average equity to average assets ratio (4)	9.32%	9.48%	9.78%

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

The following is a summary of securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	December 31,
	2010	2009	2008
Securities sold under agreement to repurchase	$99,153	$104,654	$67,415

The following information relates to outstanding securities sold under repurchase agreements during 2010, 2009, and 2008, in thousands of dollars:

	Maximum Amount Outstanding at Any Month End			Weighted Average Interest Rate at December 31,
	2010	2009	2008	2010	2009	2008

Securities sold under agreement to repurchase	$113,463	$114,267	$67,415.46%		.94%	1.86%
	Years ended December 31,
	2010	2009	2008
Securities sold under agreement to repurchase - average daily amount outstanding during the year	$108,392	$101,286	$58,843

Weighted average interest rate paid	.73%	1.11%	2.41%

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

Our principal revenue producing business is making loans.  If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience.  We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances, unanticipated economic conditions, or otherwise.

Our assets include substantial amounts of real estate acquired through foreclosure or in settlement of loans, which we may not be able to sell without incurring additional losses.

We have acquired, and expect to continue to acquire, substantial amounts of real estate through foreclosure or settlement of loans in default. When we acquire such real estate, it is written down to its estimated fair market value less the estimated costs of selling.  If we cannot sell the property for that amount we will incur additional loss which, for one or more properties, could materially reduce our earnings.

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

Substantially all of our business is located in the Horry County and the "Waccamaw Neck" region of Georgetown County areas in coastal South Carolina.  As a result, our financial condition and results of operations are affected by changes in the Horry County and the Waccamaw Neck economies.  Over the past three years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in real estate values in our market areas, or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in Horry County, the Waccamaw Neck and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enabling financial institutions to serve customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs.  Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services.  Many of our competitors have substantially greater resources to invest in technological improvements.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates.  Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%.  Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.  Since September 18, 2007, the Federal Reserve has decreased interest rates significantly, to near zero in 2010.  Decreases in interest rates generally have the opposite affect on market values of interest-bearing assets, the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual long-term impact that such laws, regulations, and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability recently experienced. The failure of such laws, regulations, and programs to continue to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Recent levels of market volatility are unprecedented.

The volatility and disruption of financial and credit markets in the past few years has reached unprecedented levels for recent times. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

ITEM 1A.   RISK FACTORS - Continued

Risks Related to Our Industry - Continued

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises.  Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.  Our primary source of funding for our operations is deposits from customers in our local market.  Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us.  If such activity reached a high enough level, it could substantially disrupt our business.  There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

Recent market developments may adversely affect our industry, business, and results of operations.

Dramatic declines in the housing market during the prior three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, as well as other financial assets, including loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Most of this regulation is designed to protect our depositors and other customers, not our shareholders.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership.

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 ("EESA"), and the Dodd-Frank Act, and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act also makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and on financial services businesses by the Dodd-Frank Act, and related regulations.

The laws and regulations applicable to the banking industry could change at any time, and numerous regulations required by the Dodd-Frank Act are yet to be adopted.  Therefore, we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, such regulation may not put us at a competitive disadvantage with respect to other similarly situated banks and holding companies, but our cost of compliance could adversely affect our ability to operate profitably.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2010.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has twelve permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of fourteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building is a 24,000 square foot branch banking office, known as the Conway Banking Office, which provides retail banking functions at the Bank's principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet, banking offices located at Red Hill in Conway (3,760 square feet), West Conway in Conway (3,286 square feet), North Conway in Conway (3,600 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in the Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), Pawleys Island in Pawleys Island, Georgetown County (3,900 square feet), and Little River northwest of North Myrtle Beach (3,900 square feet).  In addition to the existing facilities, the Company has purchased one future office site.  The site consists of 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company anticipates building a banking office on the site within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; North Conway at 2601 Main Street, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at 3591 North Gate Road, Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; Pawleys Island at 10608 Ocean Highway, Pawleys Island; and Little River at 2380 Highway 9 East, Longs, S.C. The Bank owns all of its facilities.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2010.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2011, there were approximately 1,010 holders of record of Company common stock. There is no established market for shares of Company common stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2010 and 2009, management was aware of a few transactions, including a few transactions in which the Company was the purchaser and a few transactions in which the Company was the seller (including the sale in 2009 of 37,652 shares at a price of $79.00 per share (as adjusted as set forth in footnote 1 below) in a private offering that was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder), in which the Company's common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm's length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2010		2009(1)
First Quarter Second Quarter Third Quarter Fourth Quarter	High $80.50 $80.50 $80.00 $81.00	Low $80.50 $75.00 $79.50 $61.00	High $82.50 $85.00 $91.50 $81.75	Low $79.00 $79.00 $79.00 $80.00

(1)  Market prices for 2009 have been adjusted to give retroactive effect for a two-for-one stock split declared October 13, 2009 and distributed November 5, 2009.

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company did not pay an annual cash dividend in 2010.  The Company paid an annual cash dividend of $1.25 per share in 2009.  There can be no assurance as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company's primary source of funds with which to pay dividends are dividends paid to the Company by the Bank.  There are legal restrictions on the Bank's ability to pay dividends.  See "Supervision and Regulation-Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company made one sale of securities during 2010.  On August 27, 2010 the Company sold 254 shares of common stock to The Conway National Bank Profit Sharing and Savings Plan for a price of $20,193, or $79.50 per share.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2010 are outlined in the below table.  Information about all other purchases during 2010 have been previously reported on Forms 10-Q, filed May 10, 2010, August 9, 2010, and November 9, 2010, and is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2010	1,343	$ 79.50	-	-
November 1 - November 30, 2010	15	$ 61.00	-	-
December 1 - December 31, 2010	469	$ 61.00	-	-
Total	1,827	$ 74.60	-	-

(1) During the fourth quarter of 2010, the Company purchased 1,827 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Income Statement Data:
Total Interest Income	$ 39,957	$ 43,947	$ 50,119	$ 53,755	$ 49,411
Total Interest Expense	9,620	12,129	18,221	22,858	18,396
Net Interest Income	30,337	31,818	31,898	30,897	31,015
Provision for Loan Losses	13,397	8,748	2,533	1,145	808
Net Interest Income
after Provision for Loan Losses	16,940	23,070	29,365	29,752	30,207
Total Noninterest Income	7,549	8,179	7,182	7,002	6,958
Total Noninterest Expenses	23,405	24,069	23,102	22,019	22,339
Income Before Income Taxes	1,084	7,180	13,445	14,735	14,826
Income Taxes	44	2,113	4,488	5,015	4,780
Net Income	$ 1,040	$ 5,067	$ 8,957	$ 9,720	$ 10,046

Per Share*:
Net Income Per Weighted Average
Shares Outstanding	$ .62	$ 3.03	$ 5.36	$ 5.65	$ 5.80
Cash Dividend Paid Per Share	$ -	$ 1.25	$ 2.63	$ 2.63	$ 2.63
Weighted Average Shares Outstanding	1,671,568	1,672,527	1,672,566	1,722,130	1,731,178

*Years 2008-2006 adjusted for the effect of a two-for-one stock split issued during 2009, year 2006 adjusted for the effect
  of a 10% stock   dividend issued during 2007.

Selected Balance Sheet Data:
Assets	$ 911,271	$ 920,641	$ 874,625	$ 865,638	$ 837,622
Net Loans	522,559	570,654	591,190	567,244	560,849
Investment Securities	298,788	232,605	206,996	216,177	179,634
Federal Funds Sold	14,000	14,000	21,000	26,000	26,000
Deposits:
Noninterest-Bearing	$ 108,031	$ 96,834	$ 100,560	$ 112,450	$ 129,763
Interest-Bearing	610,109	608,436	578,659	579,839	545,289
Total Deposits	$ 718,140	$ 705,270	$ 679,219	$ 692,289	$ 675,052
Stockholders' Equity	$ 86,333	$ 87,429	$ 83,527	$ 82,112	$ 76,663

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

Economic Conditions

The national recession which began in 2007 and (according to the classical definition of recession with reference to gross domestic product figures) ended in September of 2009 has significantly impacted the Company's market area, two coastal counties of South Carolina, Horry County and the Waccamaw Neck region of Georgetown County.  Although many industries within our market have been affected during this difficult period, the primary impact of this recession was to depress real estate sales, and consequently real estate values.  The decline in real estate values, ensuing defaults, and foreclosures has had a moderately negative impact on the Company, resulting in historically low profitability.  With the national and local economies expected to remain subdued through much of 2011, we anticipate that profitability will remain below historical levels, but will improve moderately from 2010 levels and, at the same time, expect that the Bank will continue to grow, further strengthen, and generally prosper.  Although the Bank's credit concerns have remained moderate in comparison to the magnitude of non-performing assets in the industry and local markets, we will continue to address credit concerns during 2011.  Loan losses leveled in the third quarter of 2010 and began to decline in the fourth quarter of 2010, but will still remain above historical levels during 2011.

Although the national and local economies have begun to show some strengthening, much uncertainty remains about the sustainability and speed of the current recovery.  The Bureau of Economic Analysis, a division of the U.S. Department of Commerce, indicated that real gross domestic product (GDP) increased at an annual rate of 2.6% for the third quarter of 2010, and the second advance estimate for the fourth quarter indicates that GDP increased at an annual rate of 2.8%.  The fourth quarter increase reflects positive contributions from personal consumption expenditures, exports, and nonresidential fixed investment that were partly offset by negative contributions from private sector inventory investment and state and local government spending.  Locally, the real estate sector fell in the fourth quarter of 2010 with the total number of real estate transactions decreasing approximately 12% as compared to the fourth quarter of 2009.  This is a decline from the approximate 1% decline and 35%, and 35% increases experienced for the third, second, and first quarters of 2010, respectively, in comparison to the same periods in 2009.  The banking industry has continued to experience significant difficulties, with 157 bank failures occurring nationally in 2010 (including two in or near our market) compared, to 140 for 2009, and 25 for 2008.  Further failures are anticipated for 2011.

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 3.1% from $598,281 at December 31, 2008 to $579,796 at December 31, 2009; and decreased 7.9% from December 31, 2009 to $534,186 at December 31, 2010.  Loan demand from creditworthy borrowers in our market area was moderate in 2008 and decreased during 2009 and 2010.   Loans decreased as a percentage of total assets from 68.4% at year-end 2008 to 63.0% at year-end 2009, and decreased to 58.6% at year-end 2010.  Investment securities, federal funds sold, and other earning assets increased as a percentage of total assets from 26.1% at year-end 2008 to 30.8% at year-end 2009, and increased to 35.6% at year-end 2010.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets increased from 5.5% at year-end 2008 to 6.2% at year-end 2009, and decreased to 5.8% at year-end 2010.  Management has sought to build the deposit base with stable, relatively noninterest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Noninterest-bearing demand deposits, as a percent of total assets declined from 11.5% at year-end 2008 to 10.5% at year-end 2009, and increased to 11.8% at year-end 2010. The Company has anticipated a decline in these deposits over the long-term as more customers utilize interest-bearing deposit accounts and repurchase agreements.  Interest-bearing liabilities as a percentage of total assets increased from 77.8% at December 31, 2008 to 79.2% at December 31, 2009, and decreased slightly to 78.1% at December 31, 2010.  Stockholders' equity as a percentage of total assets was 9.5% for December 31, 2008, 2009 and 2010.  The Bank remains well-capitalized (see Note 16 to the consolidated financial statements, contained elsewhere in this report).

The table below sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2010, 2009, and 2008:

	December 31,
Assets:	2010	2009	2008
Earning assets:
Loans	58.6%	63.0%	68.4%
Investment securities:
Taxable	29.5	21.6	20.6
Tax-exempt	3.3	3.7	3.1
Federal funds sold and securities purchased
under agreement to resell	1.5	1.5	2.4
Other earning assets	1.3	4.0	0.0
Total earning assets	94.2	93.8	94.5
Other assets	5.8	6.2	5.5
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.9%	66.1%	66.2%
Securities sold under agreement to resell	10.9	11.4	7.7
FHLB Advances and other borrowings	.3	1.7	3.9
Total interest-bearing liabilities	78.1	79.2	77.8
Noninterest-bearing deposits	11.8	10.5	11.5
Other liabilities	.6	.8	1.2
Stockholders' equity	9.5	9.5	9.5
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

CNB Corporation and the Bank recognized earnings in 2010, 2009, and 2008 of $1,040, $5,067, and $8,957, respectively, resulting in a return on average assets of .11%, .56%, and 1.04%, and a return on average stockholders' equity of 1.18%, 5.91%, and 10.65%. The earnings were primarily attributable to favorable but generally declining net interest margins in each period (see "Net Income-Net Interest Income"). Other factors include management's ongoing effort to maintain other income at adequate levels (see "Net Income ‑ Noninterest Income") and to control other expenses (see "Net Income - Noninterest Expenses").  Earnings, coupled with a moderate dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $911,271 at December 31, 2010 as compared to $920,641 at December 31, 2009 and $874,625 at December 31, 2008.  The following table sets forth the financial highlights for fiscal years 2010, 2009, and 2008.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2010	2009 to 2010 Percent Increase (Decrease)	December 31, 2009	2008 to 2009 Percent Increase (Decrease)	December 31, 2008

Net interest income
after provision for loan losses	$ 16,940	(26.6)%	$ 23,070	(21.4)%	$ 29,365
Income before income taxes	1,084	(84.9)	7,180	(46.6)	13,445
Net Income	1,040	(79.5)	5,067	(43.4)	8,957

Per Share (1)
(weighted average shares outstanding)	$ .62	(79.5)	$ 3.03	(43.5)	$ 5.36

Cash dividends declared	-	(100.0)	2,096	(51.9)	4,355

Per Share (1)	$ -	(100.0)	$ 1.25	(52.5)	$ 2.63

Total assets	$911,271	(1.0)%	$ 920,641	5.3%	$874,625
Total deposits	718,140	1.8	705,270	3.8	679,219
Total loans	534,186	(7.9)	579,796	(3.1)	598,281
Investment securities	298,788	28.5	232,605	12.4	206,996
Stockholders' equity	86,333	(1.3)	87,429	4.7	83,527
Book value per share (1)	$ 51.86	(.5)	$ 52.13	3.5	$ 50.35

Ratios (2):
Return on average total assets	.11%	(80.4)	.56%	(46.2)	1.04%
Return on average stockholders' equity	1.18%	(80.0)	5.91%	(44.5)	10.65%

(1) 2008 per share data adjusted for the effect of two-for-one stock split issued during 2009.

(2)  For the fiscal years ended December 31, 2010, 2009, and 2008 average total assets amounted to
      $941,581, $904,866, and $860,612,  respectively, with average stockholders' equity totaling
      $87,782,  $85,771, and $84,138, for the same periods.

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

The Bank maintained net interest margins in 2010, 2009, and 2008 or 3.42%, 3.78%, and 3.99%, respectively, as compared to management's long-term target of 4.20%. Net interest margins have been compressed for the Bank and industry-wide, as a result of competitive lending practices, softening loan demand, and the historically low and prolonged market interest rate environment.  Loan demand remained strong throughout 2005 and 2006, declined in 2007, was moderate in 2008, and declined in 2009 and 2010.   Fully-tax-equivalent net interest income decreased slightly from $32,454 in 2008 to $32,446 in 2009, and decreased to $30,940 in 2010.  During the three-year period, total fully-tax-equivalent interest income decreased by 12.0% from 2008 to 2009, from $50,675 to $44,575, respectively, and decreased 9.0% from 2009 to 2010 to $40,560.  Over the same period, total interest expense decreased 33.4% from 2008 to 2009, from $18,221 to $12,129, respectively, and decreased 20.7% from 2009 to 2010 to $9,620.  Fully-tax-equivalent net interest income as a percentage of average total earning assets was 3.99% in 2008, 3.78% in 2009, and 3.42% in 2010.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2010, 2009, and 2008.  However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSAs exceed RSLs for a specific repricing period, a positive interest sensitivity gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions a bank or its customers may take during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's estimated gap rate sensitivity position, including anticipated calls of investment securities, at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200, 300, or 400 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2010
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 14,000	$ -	$ -	$ -	$ -	$ -
Interest Bearing Due From	11,818	-	-	-	-	-
Federal Reserve
Investment Securities (net of FRB and FHLB stock in the amount of $2,729 and other investments of $1,065)	-	83,871	30,952	39,019	110,491	30,661
Loans (net of nonaccruals of $25,704)	78,879	33,290	36,690	45,011	260,971	53,641
Total, RSA	$104,697	$ 117,161	$ 67,642	$ 84,030	$371,462	$ 84,302

Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of $100,000 or more	$ -	$ 83,538	34,147	63,393	34,857	-
All Other Time Deposits	-	45,082	40,747	55,506	18,166	-
Securities Sold under Repurchase Agreements	82,255	15,898	-	1,000	-	-
Federal Home Loan Bank Advances	-	-	-	-	-	-
Total RSL	$ 82,255	$ 144,518	$ 74,894	$ 119,899	$ 53,023	$ -
RSA-RSL	$ 22,442	$ (27,357)	$ (7,252)	$ (35,869)	$ 318,439	$ 84,302
Cumulative RSA-RSL	$ 22,442	$ (4,915)	$ (12,167)	$ (48,036)	$ 270,403	$ 354,705
Cumulative RSA/RSL	1.27	.98	.96	.89	1.57	1.75

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses in an amount commensurate with management's ongoing evaluation of the loan portfolio and deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of ASC 310-10, "Accounting by Creditors for Impairment of a Loan," in connection with the allowance for loan losses (see Note 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES).  The provision for loan losses was $13,397 in 2010, $8,748 in 2009, and $2,533 in 2008.  Net loan charge-offs totaled $10,912 in 2010, $6,697 in 2009, and $1,949 in 2008, with net charge-offs being concentrated in consumer purpose, commercial and industrial loans, and real estate loans in 2010, 2009 and 2008.   The allowance for loan losses as a percentage of gross loans was 2.18% at December 31, 2010, 1.58% at December 31, 2009, and 1.19% at December 31, 2008.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $(120) at December 31, 2010, $1,891 at December 31, 2009, and $2,310 at December 31, 2008.  The market value of investment securities increased during 2008 due to the declines in market interest rates, increased demand for bonds, and the consequent increase in prices. This trend leveled in 2009 as market interest rates leveled. However, the yield curve steepened for most of 2010, flattening slightly in the fourth quarter.  The net unrealized gains on investment securities decreased during 2009 primarily due to the realization of gains from sales of investment securities.  In 2010, the net unrealized gain on investment securities moved to a loss position due, in part, to the steepening of the yield curve during most of the year, but was primarily due to the realization of gains from sales of investment securities.  In 2010, securities gains of $993 and $73 were realized on sales proceeds of $21,733 and $2,322 in short and mid-term  available for sale and held to maturity investment securities, respectively  (See Note 3 to the Consolidated Financial Statements - INVESTMENT SECURITIES).  Security gains of $1,576 were realized on sales of $55,192 in short and mid-term available for sale securities during 2009.  No security gains or losses were realized in 2008.

Noninterest Income

Noninterest income, net of any securities gains, decreased by 8.1% from $7,182 in 2008 to $6,603 in 2009, and decreased by 1.8% from $6,603 in 2009 to $6,483 in 2010.   During 2008, service charge income on deposit accounts increased due to increased service charges as a result of declines in demand deposit balances and increased non-sufficient funds and overdraft charges.  During 2009, service charge income on deposit accounts decreased due to decreased non-sufficient funds and overdraft charges.  During 2009 noninterest income also decreased due to declines in credit card merchant discount income, mortgage negotiation fees, and other miscellaneous noninterest income.  In 2010, noninterest income, net of any securities gains, declined only slightly and as a result of declines in various immaterial and miscellaneous noninterest income items.

Noninterest Expenses

Noninterest expenses increased by 4.2% from $23,102 in 2008 to $24,069 in 2009, and decreased by 2.8% from $24,069 in 2009 to $23,405 in 2010.  The components of other expenses are salaries and employee benefits of $14,865, $14,005, and $13,315; occupancy and furniture and equipment expenses of $3,047, $3,313, and $3,340; and other operating expenses of $5,190, $6,751, and $6,750 for 2008, 2009, and 2010, respectively.

The decrease in salary and employee benefits during 2010 reflects declines in the number of employees and the consequent reduction in salaries and benefits expense.

Occupancy expense during 2010 remained stable for the year.

The decrease in other operating expenses during 2010 is attributable to a decrease in FDIC insurance premiums, office supplies expense, and other operating expenses partially offset by increases in examination and professional fees, credit card expenses, and the net cost of operation of other real estate.

Income Taxes

Provisions for income taxes decreased 52.9% from $4,488 in 2008 to $2,113 in 2009, and decreased 97.9% from $2,113 in 2009 to $44 in 2010 based on reduced earnings in each respective year.  Income tax liability decreased in both of 2009 and 2010, as income before income taxes decreased 46.6% and 84.9%, respectively.

Liquidity

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks and has a line of credit from the Federal Home Loan Bank of Atlanta (see Note 9 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $96, $3,259, and $5,142 at December 31, 2010, 2009, and 2008, respectively.  At December 31, 2010, the Company, on a parent only basis, had no liabilities.  At December 31, 2009, the Company, on a parent only basis, had liabilities consisting of cash dividends payable totaling $2,096.  At December 31, 2008 the Company, on a parent only basis, had liabilities, consisting of cash dividends payable and a short-term note payable, including accrued interest, in the amounts of $4,355 and $1,132, respectively. Management believes that liquidity sources are more than adequate to meet funding needs.

Off Balance Sheet Arrangements and Contractual Obligations

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2010, the Bank had issued commitments to extend credit of $38.3 million, standby letters of credit of $1.6 million, and no commitments to buy or sell securities (see Note 11 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2010, the Company's and the Bank's fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient.

Contractual Obligations and Other Commitments
December 31, 2010
(Dollars in Thousands)

		Less than	1 to 3	3 to 5
	Total	One Year	Years	Years
Contractual Cash Obligations
Operating leases	$ 8	$ 2	$ 4	$ 2
Time deposits	375,436	321,100	44,175	10,161
Securities sold under agreement to repurchase	99,153	99,153	-	-
United States treasury demand notes	2,324	2,324	-	-
Total contractual cash obligations	$476,921	$422,579	$44,179	$10,163

Obligations under non-cancelable operating lease agreements totaled $8 at December 31, 2010.  These obligations are payable over four years as shown in Note 12 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in Note 6 to the Consolidated Financial Statements - DEPOSITS.  At December 31, 2010, securities sold under agreement to repurchase totaled $99,153 and are due and payable within one year.  Further information on securities sold under agreement to repurchase is outlined in Note 8 to the Consolidated Financial Statements - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS.  At December 31, 2010, the Company had $2,324 of United States treasury notes payable on demand. Further information on the United States treasury notes payable is outlined in Note 9 to the Consolidated Financial Statements - LINES OF CREDIT.

Capital Resources

Total stockholders' equity was $86,333, $87,429, and $83,527 at December 31, 2010, 2009, and 2008, representing 9.47%, 9.50%, and 9.55% of total assets, respectively.  The increases reflect net earnings retained during each year.  At December 31, 2010, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see Note 16 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and, together with anticipated retained earnings, to support anticipated growth in bank operations.

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

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions as a result of the regulators' judgments based on information available to them at the time of their examination.

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
DECEMBER 31, 2010, 2009 and 2008

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS
   Consolidated balance sheets
   Consolidated statements of income
   Consolidated statements of stockholders' equity
   Consolidated statements of comprehensive income
   Consolidated statements of cash flows

NOTES TO FINANCIAL STATEMENTS

39 - 41 42 43 44 45 46 47 - 75

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2010, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of CNB Corporation and subsidiary's internal control over financial reporting.

/s/ Elliott Davis LLC

Columbia, South Carolina
March 16, 2011

Elliott Davis, LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited CNB Corporation and subsidiary's internal control over financial reporting as of December 31, 2010, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Elliott Davis LLC

Columbia, South Carolina
March 16, 2011

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

	December 31,
ASSETS	2010	2009

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 20,699	$ 25,879
Due from Federal Reserve Bank, balance in excess of requirement	11,818	36,765
Federal Funds Sold	14,000	14,000
Total cash and cash equivalents	$ 46,517	$ 76,644

INVESTMENT SECURITIES AVAILABLE FOR SALE	275,381	214,615

INVESTMENT SECURITIES HELD TO MATURITY	20,678	14,949
(Fair value $20,784 in 2010 and $15,165 in 2009)

OTHER INVESTMENTS, AT COST	2,729	3,041

LOANS	534,186	579,796
Less allowance for loan losses	11,627	9,142
Net loans	522,559	570,654

PREMISES AND EQUIPMENT	22,088	23,251

OTHER REAL ESTATE OWNED	5,476	1,622

ACCRUED INTEREST RECEIVABLE	4,650	5,498

OTHER ASSETS	11,193	10,367

	$ 911,271	$ 920,641

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$ 108,031	$ 96,834
Interest-bearing	610,109	608,436
Total deposits	718,140	705,270

Securities sold under repurchase agreements	99,153	104,654
United States Treasury demand notes	2,324	650
Federal Home Loan Bank advances	-	15,000
Dividends payable	-	2,096
Other liabilities	5,321	5,542
Total liabilities	824,938	833,212

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 11 and 12

STOCKHOLDERS' EQUITY
Common stock - $5 par value; authorized 3,000,000 shares;	8,323	8,386
outstanding 1,664,622 and 1,677,233 shares in 2010 and 2009, respectively
Capital in excess of par value of stock	50,486	51,418
Retained earnings	27,660	26,620
Accumulated other comprehensive income/(loss)	(136)	1,005
Total stockholders' equity	86,333	87,429

	$ 911,271	$ 920,641

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
         Total interest expense

         Net interest income

PROVISION FOR LOAN LOSSES

         Net interest income after provision for loan losses

NONINTEREST INCOME
   Service charges on deposit accounts
   Other service and exchange charges
   Gain on sale of investment securities available for sale
   Gain on sale of investment securities held to maturity
            Total noninterest income

NONINTEREST EXPENSES
   Salaries and wages
   Pensions and other employee benefits
   Occupancy
   Furniture and equipment
   Examination and professional fees
   Office supplies
   Credit card operations
   FDIC deposit insurance assessments
   Net cost of operation of other real estate owned
   Other operating expenses
         Total noninterest expenses

         Income before provision for income taxes

PROVISION FOR INCOME TAXES

         Net income

NET INCOME PER SHARE*
*2008 net income per share adjusted for the effect of a two-for-one stock split issued during 2009.

    2010

$   34,382

4,235
       1,170
5,405

7
             10
17
33
          120
     39,957

8,647
791
-
182
              -
      9,620

30,337

    13,397

    16,940

3,541
2,942
993
           73
      7,549

10,522
2,793
1,055
2,285
994
401
833
1,176
454
       2,892
     23,405

1,084

            44

$    1,040

$        .62

    2009

$   37,170

5,432
       1,219
6,651

11
              9
20
32
            74
     43,947

10,668
1,121
-
332
              8
     12,129

31,818

      8,748

    23,070

3,530
3,073
1,576
             -
      8,179

11,027
2,978
1,069
2,244
778
467
793
1,648
149
       2,916
     24,069

7,180

       2,113

$     5,067

$       3.03

    2008

$   40,431

7,939
       1,080
9,019

3
            85
88
576
              5
     50,119

16,539
1,420
22
205
            35
     18,221

31,898

      2,533

    29,365

3,810
3,372
-
             -
      7,182

11,337
3,528
1,021
2,026
655
460
824
239
37
       2,975
     23,102

13,445

      4,488

$    8,957

$      5.36

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2010, 2009, and 2008
(amounts, except share data, in thousands)

Common stock Shares Amount		Capital in excess of par value of stock	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity

BALANCE, DECEMBER 31, 2007

   Net income
   Cash dividend declared, $5.25 per share
   Common shares repurchased, at an
       average per share price of $161.98,
       prior to the two-for-one stock split
       declared in October 2009.
   Common shares sold, at an average
       per share price of $159.70,
       prior to the two-for-one stock split
       declared in October 2009.

   Net change in unrealized holding
      gain, net of income taxes of $315

BALANCE, DECEMBER 31, 2008

   Net income
   Cash dividend declared, $1.25 per share
   Two-for-one stock split
   Common shares repurchased, at an
       average per share price of $157.57,
       prior to the two-for-one stock split
       declared in October 2009.
   Common shares sold, at an average
       per share price of $158.07, prior to the
       two-for-one stock split declared in
       October 2009.
   Net change in unrealized holding
      gain, net of income tax benefit of $328

BALANCE, DECEMBER 31, 2009

   Net income
   Common shares repurchased, at an
       average per share price of $78.92
   Common shares sold, at an average
       per share price of $79.50
   Net change in unrealized holding
      gain, net of income tax benefit of $760

BALANCE, DECEMBER 31, 2010

852,106 - - (22,929) 341 - 829,518 - - 838,741 (10,080) 19,054 - 1,677,233 - (12,865) 254 - 1,664,622	$8,521 - - (229) 3 - 8,295 - - - (99) 190 - 8,386 - (64) 1 - $8,323	$ 53,519 - - (3,485) 51 - 50,085 - - - (1,489) 2,822 - 51,418 - (951) 19 - $50,486	$19,047 8,957 (4,355) - - - 23,649 5,067 (2,096) - - - - 26,620 1,040 - - - $27,660	1,025 - - - - 473 1,498 - - - - - (493) 1,005 - - - (1,141) $ (136)	$ 82,112 8,957 (4,355) (3,714) 54 473 83,527 5,067 (2,096) - (1,588) 3,012 (493) 87,429 1,040 (1,015) 20 (1,141) $86,333

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

For the years ended December 31,

NET INCOME

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gains/(losses) on investment securities available for sale
   Reclassification adjustments for gains included in net income

COMPREHENSIVE INCOME/(LOSS)

2010 $ 1,040 (469) (672) $ (101)	2009 $ 5,067 500 (993) $ 4,574	2008 $ 8,957 473 - $ 9,426

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the years ended December 31,

OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization
      Provision for loan losses
      Provision/(benefit) for deferred income taxes
      Discount accretion and premium amortization on investment securities
      Gain on sale of investment securities held to maturity
      Gain on sale of investment securities available for sale
      (Gain)/Loss on sale of foreclosed assets
      Writedown on foreclosed assets
      Changes in assets and liabilities:
         Decrease in accrued interest receivable
         (Increase)/decrease in other assets
         Decrease in other liabilities
            Net cash provided by operating activities

INVESTING ACTIVITIES
   Proceeds from sales of investment securities held to maturity
   Proceeds from sales of investment securities available for sale
   Proceeds from maturities and calls of investment securities held to maturity
   Proceeds from maturities and calls of investment securities available for sale
   Purchases of investment securities held to maturity
   Purchases of investment securities available for sale
   Proceeds from sales of foreclosed assets
   Net (increase)/decrease in loans
   (Purchase)/sale of equity securities
   Net premises and equipment expenditures
            Net cash used for investing activities

FINANCING ACTIVITIES
   Dividends paid
   Net increase/(decrease) in deposits
   Net increase/(decrease) in securities sold under repurchase agreements
   Net increase/(decrease) in United States Treasury demand notes
   Net increase/(decrease)  in Federal Home Loan Bank advances
   Net increase/(decrease)  in other short-term borrowings
   Common shares purchased
   Common shares sold
            Net cash (used)/provided by financing activities
               Net increase/(decrease) in cash and cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR

CASH PAID FOR
   Interest
   Income taxes

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Change in unrealized gain/(loss) on securities available for sale
   Real estate acquired through foreclosure
   Change in dividends payable

   2010
$  1,040

1,493
13,397
(913)
1,873
(73)
(993)
33
279

848
848
    (222)
 17,610

2,322
21,733
25,656
178,243
(33,663)
(263,494)
3,197
27,335
312
      (330)
 (38,689)

(2,096)
12,870
(5,501)
1,674
(15,000)
-
(1,015)
         20
   (9,048)
(30,127)

   76,644

$ 46,517

$   9,756
$      882

$ (1,901)
$   7,363
$ (2,096)

   2009

$  5,067

1,538
8,748
(880)
1,001
-
(1,576)
39
137

1,502
(4,020)
    (775)
 10,781

-
55,192
795
144,732
(6,003)
(220,555)
1,501
9,128
(17)
   (1,386)
 (16,613)

(4,355)
26,051
37,239
(2,022)
(15,000)
(1,120)
(1,588)
    3,012
  42,217
36,385

   40,259

$ 76,644

$ 13,009
 $   3,221

$    (822)
$   2,660
$(2,259)

    2008

$  8,957

1,330
2,533
191
(820)
-
-
(6)
-

396
(757)
  (2,132)
    9,692

-
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

CNB CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations

The consolidated financial statements include the accounts of CNB Corporation (the "Company") and its wholly-owned subsidiary, The Conway National Bank (the "Bank").  The Company operates as one business segment.  All significant intercompany balances and transactions have been eliminated.  The Bank operates under a national bank charter and provides full banking services to customers.  The Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2010, the Company had concentrations of loans to the following classes of borrowers or industries: lessors of residential buildings and lessors of non-residential buildings.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2010 was $28,557,000 and $30,473,000, respectively.  These amounts represented 29.15% and 32.62% of Total Capital, as defined for regulatory purposes, for the same period, respectively.

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

Non-performing assets

Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status, and restructured loans.  Loans are placed on nonaccrual status when, in the opinion of management, the collection of additional principal and interest is questionable.  Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

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

Stock Split

During 2009, the Corporation effected a two-for-one common stock split, which resulted in the reduction of the par value of its common stock from $10 per share to $5 per share and the issuance of 838,741 additional shares. Net income per share for the year ended December 31, 2008 has been adjusted for comparable presentation.

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $396,000, $448,000 and $537,000, were included in the Company's results of operations for 2010, 2009, and 2008, respectively.

-49-                                                                       Continued

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

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2009 and 2008 have been reclassified, with no effect on net income or stockholder's equity, to be consistent with the classifications adopted for the year ended December 31, 2010.

Net income per share

The Company computes net income per share in accordance with ASC 260-10, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 1,671,568 in 2010, 1,672,527 in 2009 and 1,672,566 in 2008.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.  Net income per share and the weighted average common shares outstanding have been adjusted for 2008 to reflect the two-for-one stock split issued in 2009.

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

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair values of financial instruments - continued

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        Cash and due from banks - The carrying amounts of cash and due from banks (cash on hand, due from banks, and interest bearing deposits with other banks) approximate their fair value.

        Due from Federal Reserve - The carrying amounts of balances due from the Federal Reserve Bank approximate their fair value.

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
        Treasury demand notes, approximate their fair values.

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

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote (Note 17 - Estimated Fair Value of Financial Instruments).

-51-                                                                        Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards - continued

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2011 and the disclosures have been reflected in the Allowance for Credit Losses footnote (Note 4 - Loans and Allowance for Loan Losses).

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Many of these changes require implementing regulations which have not yet been adopted.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2010 and 2009 were approximately $1,191,000 and $2,001,000, respectively.

-52-                                                                      Continued

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

December 31, 2010 Amortized Unrealized Holding Fair
AVAILABLE FOR SALE
   Government sponsored enterprises
      One to five years
      Six to ten years

   State, county and municipal
      Within one year
      One to five years
      Six to ten years
      Over ten years

   Mortgage backed
      Six to ten years
      Over ten years

   Other Investments
      CRA Qualified Investment Fund
      Other

Total available for sale

HELD TO MATURITY
   Government sponsored enterprises
      One to five years

   State, county and municipal
      One to five years
      Six to ten years
      Over ten years

Total held to maturity	Cost $ 186,938 58,047 244,985 950 1,395 12,531 4,442 19,318 2,112 8,090 10,202 1,065 36 1,101 $ 275,606 $ 10,000 10,000 1,103 5,847 3,728 10,678 $ 20,678	Gains $ 349 137 486 4 40 332 5 381 90 102 192 - - - $ 1,059 $ 25 25 46 149 - 195 $ 220	Losses $ 652 322 974 - - 82 142 224 - 86 86 - - - $ 1,284 $ 4 4 - 14 96 110 $ 114	Value $ 186,635 57,862 244,497 954 1,435 12,781 4,305 19,475 2,202 8,106 10,308 1,065 36 1,101 $ 275,381 $ 10,021 10,021 1,149 5,982 3,632 10,763 $ 20,784

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

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

-54-                                                                                   Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (tabular amounts in thousands):

2010	Less than twelve months		Twelve months or more		Total
Available for Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government sponsored enterprises State, county, and municipal Mortgage backed securities Total	$ 132,747 5,882 5,005	$ 973 207 87	$ - 323 -	$ - 17 -	$ 132,747 6,205 5,005	$ 973 224 87
	$ 143,634	$ 1,267	$ 323	$ 17	$ 143,957	$ 1,284
HELD TO MATURITY Government sponsored enterprises State, county, and municipal Total
	$ 1,996 4,534	$ 4 110	$ - -	$ - -	$ 1,996 4,534	$ 4 110
	$ 6,530	$ 114	$ -	$ -	$ 6,530	$ 114

2009	Less than twelve months		Twelve months or more		Total
Available for Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government sponsored enterprises State, county, and municipal Mortgage backed securities Total	$ 24,224 1,405 88	$ 155 68 1	$ - - -	$ - - -	$ 24,224 1,405 88	$ 155 68 1
	$ 25,717	$ 224	$ -	$ -	$ 25,717	$ 224
HELD TO MATURITY Government sponsored enterprises State, county, and municipal Total
	$ 1,985 726	$ 17 15	$ - 503	$ - 13	$ 1,985 1,229	$ 17 28
	$ 2,711	$ 32	$ 503	$ 13	$ 3,214	$ 45

     Securities classified as available for sale are recorded at fair market value.  The Company owned one $323,000 fair value municipal bond which had been in an unrealized loss position for twelve months or more at December 31, 2010.  The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security. There were no securities classified as available for sale in an unrealized loss position for twelve months or more at December 31, 2009.

     Securities classified as held to maturity are recorded at cost.  There were no securities classified as held-to-maturity in an unrealized loss position for twelve months or more at December 31, 2010.  The Company owned one $503,000 fair value municipal bond which had been in an unrealized loss position for twelve months or more at December 31, 2009.

     Investment securities with an aggregate par value of $204,917,000 ($207,349,000 fair value) at December 31, 2010 and $207,233,000 ($210,905,000 fair value) at December 31, 2009 were pledged to secure public deposits and for other purposes.

-55-                                                                                 Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

    During 2010, $20,758,000 par value of available for sale securities were sold for a gain of $993,000.  During 2009, $53,560,000 par value of available for sale securities were sold for a gain of $1,576,000.  There were no sales of securities available for sale in 2008.

    During 2010, the Company sold $2,255,000 par value ($2,370,000 fair value) of held to maturity securities, consisting of four securities, for a net gain of $73,000.  Two of these held to maturity securities, $770,000 par value ($785,000 fair value), were sold under exception "a." of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,485,000 par value ($1,585,000 fair value), were sold under exception "d." of ASC 320-10-25-6 because the primary regulator of the Company's subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600, including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

Other Investments, at Cost

     The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions (see Note 9).  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.

     The Company's investments in stock are summarized below (tabular amounts in thousands):

December 31,
Federal Reserve Bank FHLB	2010 $ 116 2,613 $ 2,729	2009 $ 116 2,925 $ 3,041

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major category (tabular amounts in thousands):

December 31,

Real estate - mortgage
Real estate - construction
Commercial and industrial
Loans to individuals for household, family and
  other consumer expenditures
Agriculture
All other loans, including overdrafts
Unamortized deferred loan costs

2010 $ 362,998 63,080 61,127 43,350 3,282 304 45 $ 534,186	2009 $ 375,741 81,311 74,565 44,865 2,930 328 56 $ 579,796

     The Bank's loan portfolio consisted of $455,307,000 and $488,967,000 in fixed rate loans as of December 31, 2010 and 2009, respectively.  Fixed rate loans with maturities in excess of one year amounted to $316,663,000 and $325,496,000 at December 31, 2010 and 2009, respectively.

     Changes in the allowance for loan losses are summarized as follows (tabular amounts in thousands):

	For the years ended December 31,
	2010	2009	2008
Balance, beginning of year Recoveries of loans previously charged against the allowance Provided from current year's income Loans charged against the allowance Balance, end of year	$ 9,142 704 13,397 (11,616) $ 11,627	$ 7,091 1,078 8,748 (7,775) $ 9,142	$ 6,507 533 2,533 (2,482) $ 7,091

As of December 31, 2010, 2009, and 2008 loans individually evaluated and considered impaired under ASC 310-10 "Receivables" were as follows (tabular amounts in thousands):

	December 31,
	2010	2009	2008
Total loans considered impaired	$29,074	$13,578	$ 4,182
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	8,620	491	3,082
Related allowance established	709	176	572
Loans considered impaired and previously written down to fair value	20,454	13,065	1,075
Loans considered impaired and which are classified as troubled debt restructurings.	20	22	24
Average annual investment in impaired loans	25,241	6,412	1,613
Interest income recognized on impaired loans during the period of impairment.	636	7	2

                                                                                               -57-                                                                         Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables summarize (in thousands of dollars) commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company's loan portfolios as of December 31, 2010.  The Company utilizes four "Pass" grade categories and the regulatorily defined "Other Assets Especially Mentioned," "Substandard," and "Doubtful" grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. "Other Assets Especially Mentioned (OAEM)" loans have weaknesses and warrant management's close attention.  "Substandard" loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  "Doubtful" loans have a high degree of potential loss, in whole or in part.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Year Ended December 31, 2010

	Commercial Other	Commercial Real Estate Construction	Commercial Real Estate- Other
PASS 1	$ 7,524	$ 39	$ -
PASS 2	12,980	8,590	55,930
PASS 3	15,859	11,168	31,521
PASS 4	16,611	18,377	30,054
OAEM	6,007	9,283	14,105
Substandard	5,428	15,623	20,611
Total	$ 64,409	$ 63,080	$152,221

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Year Ended December 31, 2010

Consumer Real Estate-Residential

PASS 1	$ 761
PASS 2	74,462
PASS 3	48,216
PASS 4	46,158
OAEM	12,687
Substandard	28,538
Total	$ 210,822

The Company had no loans classified as doubtful at December 31, 2010.  The Company does not make loans defined as "sub-prime" loans.

-58-                                                                               Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table summarizes the Company's consumer credit card and all other consumer loans based on performance at December 31, 2010 (tabular amounts in thousands).

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
For the Year Ended December 31, 2010

	Consumer	Consumer
	Credit Card	Other

Performing	$ 3,225	$40,429
Non-Performing	-	-

Total	$ 3,225	$40,429

 The Company had no consumer credit card or other consumer loans classified as "Non-Performing" at December 31, 2010.

The following table outlines the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at December 31, 2010 (tabular amounts in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$ 3,309	$ 2,246	$ 1,228	$ 2,344	$ 15	$ 9,142
Charge-offs	(3,273)	(4,639)	(899)	(2,805)	-	(11,616)
Recoveries	259	14	372	59	-	704
Provisions	2,481	6,645	660	3,516	95	13,397
Ending balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627

Ending balances:
Individually evaluated
for impairment	$ -	$ 506	$ -	$ 203	$ -	$ 709

Collectively evaluated
for impairment	$ 2,776	$ 3,760	$ 1,361	$ 2,911	$ 110	$ 10,918

Loans receivable:

Ending balance - total	$ 64,409	$ 215,301	$ 43,654	$ 210,822	$ -	$ 534,186

Ending balances:
Individually evaluated
for impairment	$ 315	$ 19,977	$ -	$ 8,782	$ -	$ 29,074

Collectively evaluated
for impairment	$ 64,094	$ 195,324	$ 43,654	$ 202,040	$ -	$ 505,112

                                                                                      -59-                                                                            Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table outlines the performance status of the Company's loan portfolios by collateral type and purpose at December 31, 2010 (tabular amounts in thousands).

							Greater
			Greater				Than
			Than				90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 877	$ 564	$ -	$ 1,441	$ 62,968	$ 64,409	$ -
Commercial real estate:
Commercial real estate- construction	1,838	853	7,630	10,321	52,759	63,080	12
Commercial real estate- other	1,146	591	5,856	7,593	144,628	152,221	161
Consumer:
Consumer-residential	3,297	4,237	5,487	13,021	197,801	210,822	695
Consumer-credit cards	36	44	26	106	3,119	3,225	27
Consumer-other	829	373	147	1,349	39,080	40,429	147
Total	$ 8,023	$ 6,662	$ 19,146	$ 33,831	$ 500,355	$ 534,186	$ 1,042

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and nonaccrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management's determination of the allowance for loan losses.  The following table outlines Company's loans classified as impaired by collateral type and purpose at December 31, 2010 (tabular amounts in thousands).

Impaired Loans
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 6,563	$ 7,977	$ -	$ 8,210	$ 27
Commercial real estate-other	7,952	7,975	-	4,495	294
Commercial and industrial	315	315	-	314	13
Consumer-residential	4,455	4,743	-	4,648	211

With an allowance recorded:
Commercial real estate-construction	$ 4,138	$ 6,175	$ 419	$ 3,799	$ 32
Commercial real estate-other	1,324	1,705	87	729	23
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,327	4,947	203	3,046	36

Total:
Commercial real estate-construction	$ 10,701	$ 14,152	$ 419	$ 12,009	$ 59
Commercial real estate-other	9,276	9,680	87	5,224	317
Commercial and industrial	315	315	-	314	13
Consumer-residential	8,782	9,690	203	7,694	247
	$ 29,074	$ 33,837	$ 709	$ 25,241	$ 636

-60-                                                                             Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table outlines the Company's loans on nonaccrual status by collateral type and purpose for the years ended December 31, 2010 and 2009 (tabular amounts in thousands).

 Loans on Nonaccrual Status
As of December 31, 2010 and 2009

	2010	2009
Commercial	$ 315	$ 120
Commercial real estate:
Commercial real estate construction	9,711	9,183
Commercial real estate - other	9,250	641

Consumer:
Consumer-credit card	-	-
Consumer-other	-	-

Residential:
Residential	6,428	2,734
Total	$ 25,704	$ 12,678

     At December 31, 2010 and 2009, nonaccrual loans totaled $25,704,000 and $12,678,000, respectively.  The total amount of interest earned on nonaccrual loans was $408,000 in 2010, $318,000 in 2009 and $103,000 in 2008.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $1,847,000 in 2010, $953,000 in 2009, and $288,000 in 2008.  Foregone interest on nonaccrual loans totaled $1,439,000 in 2010, $635,000 in 2009, and $185,000 in 2008.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status.  Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company did not recognize interest income on nonaccrual loans on a cash basis during any of 2010, 2009, and 2008.

     At December 31, 2010 and 2009 the amount of loans ninety days or more past due and still accruing interest totaled $1,042,000 and $961,000, respectively.  Loans ninety days or more past due and still accruing interest consist of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

At December 31, 2010 and 2009 classified assets, the majority consisting of classified loans, were $76,642,000 and $52,614,000, respectively.  At December 31, 2010 and 2009 classified assets represented 78.24% and 56.79% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (amounts in thousands):

	2010	2009
Land and buildings Furniture, fixtures and equipment Less accumulated depreciation and amortization Construction in progress	$ 26,386 8,897 35,283 (13,195) 22,088 - $ 22,088	$ 26,315 9,642 35,957 (12,706) 23,251 - $ 23,251

     Depreciation and amortization of premises and equipment charged to operating expense totaled $1,493,000 in 2010, $1,538,000 in 2009, and $1,330,000 in 2008.

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

NOTE 6 - OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2010 and 2009.  Other real estate owned is included in "other assets."

	2010	2009
Balance, beginning of year Additions - foreclosures Proceeds from sales Write downs Balance, end of year	$ 1,622 7,363 (3,231) (278) $ 5,476	$ 639 2,660 (1,540) (137) $ 1,622

NOTE 7 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2010	2009
Transaction accounts Savings deposits Insured money market accounts Time deposits over $100,000 Other time deposits Total deposits	$200,615 59,426 82,663 215,935 159,501 $718,140	$188,237 54,564 75,839 230,004 156,626 $705,270

     Interest paid on certificates of deposit of $100,000 or more totaled $4,362,000 in 2010, $5,359,000 in 2009, and $8,110,000 in 2008.

The Company had no brokered deposits in 2010 or 2009.

At December 31, 2010, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2011 2012 2013 2014 2015 and after	$321,100 32,887 11,288 2,914 7,247 $375,436

The amount of overdrafts classified as loans at December 31, 2010 and 2009 were $304,000 and $328,000, respectively.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows (tabular dollar amounts in thousands):

At and for the year ended December 31,
Amount outstanding at year end Average amount outstanding during year Maximum outstanding at any month-end Weighted average rate paid at year-end Weighted average rate paid during year	2010 $ 99,153 108,392 113,463 .46% .73%	2009 $ 104,654 101,286 114,267 .94% 1.11%

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained with an independent third party safekeeping agent.  Government sponsored enterprise and municipal securities with a book value of $117,386,000 ($117,549,000 fair value) and $110,865,000 ($111,556,000 fair value) at December 31, 2010 and 2009, respectively, are pledged as collateral for the agreements.

NOTE 9 - LINES OF CREDIT

     At December 31, 2010, the Bank had unused short-term lines of credit totaling $35,500,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB).  The Bank may borrow up to $7,000,000 under the arrangement at varying rates set weekly by the FRB.  The average rate paid by the Company under the arrangement was 0.00% for 2010.  The note is secured by Federal agency securities with a market value of $4,066,540 at December 31, 2010.  The amount outstanding under the note totaled $2,324,000 and $650,000 at December 31, 2010 and 2009, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $56,262,000 secured by a lien on the Bank's qualifying 1-4 family mortgages and the Bank's investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totaled $0 and $15,000,000 at December 31, 2010 and 2009, respectively.

NOTE 10 - INCOME TAXES

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

	For the years ended December 31,
	2010		2009		2008
Tax expense at statutory rate Increase/(decrease) in taxes resulting from: Tax exempt interest State bank tax (net of federal benefit) Other - net Tax provision	Amount $ 369 (398) 17 56 $ 44	% 34.00% (36.71) 1.57 5.20 4.06%	Amount $ 2,441 (386) 122 (64) $ 2,113	% 34.00% (5.38) 1.70 (.89) 29.43%	Amount $4,600 (369) 228 29 $4,488	% 34.21% (2.74) 1.70 .21 33.38%

Continued

NOTE 10 - INCOME TAXES - Continued

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (tabular amounts in thousands):

For the years ended December 31,
Income taxes currently payable Federal State Net deferred income tax (benefit)/expense Provision for income taxes	2010 $ 766 26 792 (748) $ 44	2009 $ 3,063 185 3,248 (1,135) $ 2,113	2008 $ 4,336 346 4,682 (194) $ 4,488

    The net deferred tax asset is included in other assets at December 31, 2010 and 2009.

     A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2010 tax benefit of $760,000 and the 2009 tax benefit of $329,000 have been recorded directly to stockholders' equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit or expense.

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
   Unrealized net gains on securities available for sale
   Other

      Gross deferred tax liabilities

Net deferred tax asset	2010 $ 3,953 450 173 90 489 302 5,457 31 5,426 (705) - (159) (864) $ 4,562	2009 $ 3,108 543 162 - 216 165 4,194 - 4,194 (330) (670) (140) (1,140) $ 3,054

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

     The contractual value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2010 (amounts in thousands):

Commitments to extend credit Standby letters of credit	Contract amount $ 38,343 $ 1,577

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     At December 31, 2010, the Bank was obligated under a non-cancelable lease for a billboard contract that had initial or remaining terms of more than one year.  Future minimum payments under this agreement at December 31, 2010 were (tabular amounts in thousands):

Payable in year ending 2011 2012 2013 2014 and thereafter Total future minimum payments required	Amount $ 2 2 2 2 $ 8

     Lease payments under all operating leases charged to expense totaled $2,000 in 2010, $2,000 in 2009 and $5,000 in 2008.  The leases provide that the lessee pay property taxes, insurance and maintenance cost.

     The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position or results of operations.

 NOTE 13 - RESTRICTION ON DIVIDENDS

     Payment of dividends is within the discretion of the Board of Directors, and the ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2010, the Bank's retained earnings were $82,466,000.

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

     Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (tabular amounts in thousands):

December 31,
Balance, beginning of year New loans Less loan payments Balance, end of year	2010 $ 2,000 215 254 $ 1,961	2009 $ 1,624 631 255 $ 2,000

          Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $14,641,000 and $10,168,000 at December 31, 2010 and 2009, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2010, 2009 and 2008, $388,000, $380,000 and $579,000, respectively, were charged to operations under the plan.

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

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2010, 2009, and 2008, the Bank had $144,704, $290,518 and $51,888 in income and $57,480, $53,678 and $50,436 of expense associated with this plan, respectively. The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation from service.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank maintains the value of awards in amounts equal to current market value of the Company's stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the year ended December 31, 2010, due to a decline in the market value of the Company's stock, the expense related to the plan was negative $170,022.  For the years ended December 31, 2009 and 2008, $81,947 and $179,493, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.

CNB Corporation	Actual		For capital adequacy purposes Minimum

As of December 31, 2010
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2009
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
Tier 1 Capital (to average assets)	Amount $ 93,564 86,469 86,469 $ 93,892 86,424 86,424	Ratio 16.62% 15.36 9.21 15.76% 14.51 9.37	Amount $ 45,043 22,522 37,574 $ 47,663 23,831 36,906	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00

     The Company's and the Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

The Conway National Bank	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum

As of December 31, 2010
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
  Tier 1 Capital (to average assets)

As of December 31, 2009
  Total Capital (to risk
    weighted assets)
  Tier 1 Capital (to risk
    weighted assets)
Tier 1 Capital (to average assets)	Amount $ 93,432 86,337 86,337 $ 92,647 85,179 85,179	Ratio 16.59% 15.33 9.19 15.55% 14.30 9.23	Amount $ 45,043 22,522 37,572 $ 47,660 23,830 36,905	Ratio 8.00% 4.00 4.00 8.00% 4.00 4.00	Amount $ 56,304 33,782 46,966 $ 59,575 35,745 46,130	Ratio 10.00% 6.00 5.00 10.00% 6.00 5.00

      Because the Bank had increasing trends in the level of impaired loans and a declining trend in net income during 2010, the Bank's primary regulator (the OCC) may require the Bank to maintain capital ratios in excess of those shown to be well capitalized in the table above.  The OCC may also seek the Bank's agreement to take other specified actions intended to reduce the risks faced by the Bank.  The OCC has the authority to enforce such an agreement with various regulatory actions.

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2010 Carrying Fair		2009 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve
       balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    Federal Home Loan Bank advance
    U.S. Treasury demand notes

	Amount $ 32,517 14,000 275,381 20,678 2,729 522,559 718,140 99,153 - 2,324	Value $ 32,517 14,000 275,381 20,784 2,729 527,787 716,733 99,153 - 2,324	Amount $ 62,644 14,000 214,615 14,949 3,041 570,654 705,270 104,654 15,000 650	Value $ 62,644 14,000 214,615 15,165 3,041 582,536 706,013 104,654 15,012 650
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 38,343		$ 44,732
Standby letters of credit	1,577		2,369

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

-69-                                                                  Continued

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

-70-                                                                  Continued

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for December 31, 2010 and 2009 are presented in the following table (dollars in thousands):

2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities
Government sponsored enterprises	$ -	$ 244,497	$ -
State, county, and municipal	-	19,475	-
Mortgage backed securities	-	10,308	-
Other investments	-	1,101	-
Total	$ -	$ 275,381	$ -

2009

Available-for-sale securities
Government sponsored enterprises	$ -	$ 179,307	$ -
State, county, and municipal	-	25,039	-
Mortgage backed securities	-	9,442	-
Other investments	-	827	-
Total	$ -	$ 214,615	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2010 and 2009 for which a nonrecurring change in fair value was recorded during the years ended December 31, 2010 and 2009.

2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 5,476	$ -
Impaired loans	$ -	$ 28,365	$ -
	$ -	$ 33,841	$ -

2009

Other real estate owned	$ -	$ 1,622	$ -
Impaired loans	$ -	$ 13,402	$ -
	$ -	$ 15,024	$ -

NOTE 18 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (tabular amounts in thousands):

CONDENSED BALANCE SHEETS

December 31,
ASSETS Cash Investment in subsidiary Other assets LIABILITIES AND STOCKHOLDERS' EQUITY Dividends payable Stockholders' equity	2010 $ 96 86,201 36 $ 86,333 $ - 86,333 $ 86,333	2009 $ 3,259 86,184 82 $ 89,525 $ 2,096 87,429 $ 89,525

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,
INCOME
   Dividend from bank subsidiary
   Other income

EXPENSES
    Interest expense
    Legal
    Sundry
    Other
      Income/(loss) before equity in undistributed
         net income of bank subsidiary

EQUITY IN UNDISTRIBUTED NET INCOME OF
   SUBSIDIARY

Net income	2010 $ - - - 24 24 69 (117) 1,157 $ 1,040	2009 $ 2,322 46 7 43 31 62 2,225 2,842 $ 5,067	2008 $ 5,032 284 35 - 17 64 5,200 3,757 $ 8,957

Continued

NOTE 18 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,
OPERATING ACTIVITIES
   Net income
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Equity in undistributed net income of bank subsidiary
   Net change in other liabilities
   Net change in other assets

          Net cash provided/(used) by operating activities

INVESTING ACTIVITIES
   Sale of land

          Net cash provided by investing activities

FINANCING ACTIVITIES
   Dividends paid
   Common shares repurchased
   Common shares sold
   Change in short term borrowings

        Net cash used for financing activities

        Net decrease in cash

CASH, BEGINNING OF THE YEAR

CASH, END OF THE YEAR	2010 $ 1,040 (1,157) - 47 (70) - - (2,097) (1,016) 20 - (3,093) (3,163) 3,259 $ 96	2009 $ 5,067 (2,842) (12) (45) 2,168 - - (4,355) (1,588) 3,012 (1,120) (4,051) (1,883) 5,142 $ 3,259	2008 $ 8,957 (3,757) 12 - 5,212 1,109 1,109 (4,475) (3,714) 54 1,120 (7,015) (694) 5,836 $ 5,142

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited condensed financial data by quarter for 2010 and 2009 is as follows (tabular amounts, except per share data, in thousands):

Quarter ended
2010	March 31	June 30	September 30	December 31

Interest income
Interest expense

   Net interest income
Provision for loan losses
   Net interest income after
      provision for loan losses
Noninterest income
Noninterest expenses

   Income/(loss) before income taxes
Income tax provision/(benefit)

   Net income/(loss)

Net income per share

Weighted average shares outstanding	$ 10,390 2,723 7,667 3,763 3,904 1,412 5,586 (270) (227) $ (43) $ (.03) 1,676,890	$ 10,115 2,532 7,583 3,806 3,777 1,822 5,989 (390) (170) $ (220) $ (.13) 1,675,492	$ 9,948 2,345 7,603 4,379 3,224 2,334 5,943 (385) (217) $ (168) $ (.10) 1,668,854	$ 9,504 2,020 7,484 1,449 6,035 1,693 5,599 2,129 658 $ 1,471 $ .88 1,665,036
Quarter ended
2009	March 31	June 30	September 30	December 31

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2010.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2010, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 16, 2011

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - -Committees of the Board of Directors - Audit Committee" set forth in the Company's Proxy Statement filed in connection with the Company's 2011 Annual Meeting of the Shareholders (the "2011 Proxy Statement") is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth in the 2011 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

          The information set forth in the 2011 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

          The Company does not have any equity compensation plans pursuant to which securities may be issued.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information set forth in the 2011 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters -- Director Independence" is incorporated herein by reference. The members of the Company's Audit and Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth in the 2011 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Income - Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2010,  2009, and 2008
Consolidated Statements of Comprehensive Income - Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

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

CNB Corporation

/s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

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

     3.2   By-laws of the Company as amended June 14, 2005 - The Bylaws of the Company are incorporated by reference to Exhibit 3 which was filed with the Form 10-Q for the quarter ended June 30, 2005.

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

   21      Subsidiaries of the Registrant - Incorporated herein by reference to Exhibit 21 which was  filed with a Form 10-K Annual
             Report dated March 28, 1986.

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