Form 10-Q
period 2011-03-31
CNB CORP /SC/
filed 2011-05-10
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,664,614 shares of common stock, par value $5 per share, May 2, 2011.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2011, December 31, 2010, and March 31, 2010	2

Condensed Consolidated Statements of Income/(Loss) for the Three Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements	7-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36
SIGNATURE	36

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)		(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$ 23,241	$ 20,699	$ 22,305
Due from Federal Reserve Bank, balance in excess of requirement	39,580	11,818	43,661
Federal funds sold	32,000	14,000	14,000
Total cash and cash equivalents	94,821	46,517	79,966
Investment securities available for sale	269,421	275,381	227,417
(Amortized cost of $268,999 at March 31, 2011, $275,606 at
December 31, 2010, and $225,669 at March 31, 2010)
Investment securities held to maturity	19,203	20,678	22,468
(Fair values of $19,431 at March 31, 2011, $20,784 at December
31, 2010, and $22,826 at March 31, 2010)
Other investments	2,729	2,729	3,041
Loans:
Total loans	523,745	534,186	567,702
Less allowance for possible loan losses	(11,803)	(11,627)	(10,310)
Net loans	511,942	522,559	557,392
Bank premises and equipment	21,922	22,088	23,045
Other real estate owned	6,446	5,476	2,387
Accrued interest receivable	4,377	4,650	5,376
Other assets	10,671	11,193	10,040
Total assets	$941,532	$911,271	$931,132

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing	$111,146	$ 108,031	$104,072
Interest-bearing	625,801	610,109	620,196
Total deposits	736,947	718,140	724,268
Securities sold under agreement to repurchase	111,274	99,153	103,498
United States Treasury demand notes	1,336	2,324	678
Federal Home Loan Bank advances	-	-	10,000
Other liabilities	4,872	5,321	5,315
Total liabilities	854,429	824,938	843,759

Stockholders' equity:
Common stock, par value $5 per share; authorized 3,000,000;	8,323	8,323	8,383
issued 1,664,614 at March 31, 2011, 1,664,622 at December
31, 2010, and 1,676,524 at March 31, 2010.
Capital in excess of par value of stock	50,485	50,486	51,364
Retained earnings	28,042	27,660	26,577
Accumulated other comprehensive income	253	(136)	1,049
Total stockholders' equity	87,103	86,333	87,373
Total liabilities and stockholders' equity	$941,532	$911,271	$931,132

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
Interest Income:	2011	2010
Interest and fees on loans	$ 7,991	$ 8,935
Interest on investment securities:
Taxable investment securities	845	1,107
Nontaxable investment securities	261	312
Interest on federal funds sold and Federal Reserve Bank	7	8
balances in excess of required balance
Other interest income	19	28
Total interest income	9,123	10,390

Interest Expense:
Interest on deposits	1,552	2,417
Interest on securities sold under agreement to repurchase	96	249
Interest on other short-term borrowings	-	57
Total interest expense	1,648	2,723

Net interest income	7,475	7,667
Provision for loan losses	2,112	3,763
Net interest income after provision for loan losses	5,363	3,904

Noninterest income:
Service charges on deposit accounts	815	878
Other operating income	576	553
Total noninterest income	1,391	1,431

Noninterest expenses:
Salaries and employee benefits	3,423	3,411
Occupancy expense	830	802
Examination and professional fees	256	162
FDIC deposit insurance assessments	356	287
Net cost of operation of other real estate owned	286	54
Other operating expenses	1,117	889
Total noninterest expenses	6,268	5,605

Income/(loss) before income taxes	486	(270)
Income tax provision/(benefit)	104	(227)
Net income/(loss)	$ 382	$ (43)

Per Share Data

Net income/(loss) per weighted average shares outstanding	$ .23	$ (.03)

Book value per actual number of shares outstanding	$ 52.33	$ 52.12

Weighted average number of shares outstanding	1,664,620	1,676,890

Actual number of shares outstanding, end of period	1,664,614	1,676,524

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,

	2011	2010
Net income/(loss)	$ 382	$ (43)

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains during period, net	389	44

Net comprehensive income	$ 771	$ 1

See Notes to Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2011	2010
Common Stock:
($5 par value, 3,000,000 shares authorized)
Balance, January 1	$ 8,323	$ 8,386
Repurchase of Common Stock	-	(3)
Balance at end of period	8,323	8,383

Capital in excess of par value of stock
Balance, January 1	50,486	51,418
Repurchase of Common Stock	(1)	(54)
Balance at end of period	50,485	51,364

Retained earnings:
Balance, January 1	27,660	26,620
Net Income/(loss)	382	(43)
Balance at end of period	28,042	26,577

Net unrealized holding gains/(losses) on securities:
Balance, January 1	(136)	1,005
Change in net unrealized gains/(losses), net	389	44
Balance at end of period	253	1,049

Total stockholders' equity	$87,103	$87,373

Note: Columns may not add due to rounding.

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net Income/(Loss)	$ 382	$ (43)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	370	371
Provision for loan losses	2,112	3,763
Provision for deferred income taxes	(225)	(301)
Net discount accretion and premium amortization on investment securities	514	389
(Gain)/loss on sale of foreclosed assets	39	(32)
Write-down of foreclosed assets	109	-
Decrease in accrued interest receivable	273	122
Decrease in other assets	488	599
Decrease in other liabilities	(449)	(227)

Net cash provided by operating activities	3,613	4,641

INVESTING ACTIVITIES
Proceeds from maturities/calls of investment securities available for sale	55,135	31,049
Proceeds from maturities/calls of investment securities held to maturity	2,000	485
Purchase of investment securities available for sale	(49,031)	(44,161)
Purchase of investment securities held to maturity	(535)	(8,010)
Proceeds from sale of foreclosed assets	362	411
Net increase in federal funds sold	(18,000)	-
Net decrease in loans	7,025	8,355
Premises and equipment expenditures	(204)	(165)

Net cash used for investing activities	(3,248)	(12,036)

FINANCING ACTIVITIES
Dividends paid	-	(2,096)
Net increase in deposits	18,807	18,998
Net increase/(decrease) in securities sold under repurchase agreement	12,121	(1,156)
Net increase/(decrease) in United States Treasury demand notes	(988)	28
Net decrease in Federal Home Loan Bank advances	-	(5,000)
Common shares purchased	(1)	(57)

Net cash provided by financing activities	29,939	10,717

Net increase in cash and due from banks	30,304	3,322

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	32,517	62,644

CASH AND DUE FROM BANKS, END OF PERIOD	$ 62,821	$ 65,966

CASH PAID FOR:
Interest	$ 2,548	$ 3,104
Income taxes	$ 178	$ 94

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Change in unrealized gain/loss on securities available for sale	$ 648	$ 73
Real estate acquired through foreclosure	$ 1,480	$ 1,144
Change in dividends payable	-	$ 2,096

See Notes to Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,664,620 shares for the three-month period ended March 31, 2011 and 1,676,890 for the three month period ended March 31, 2010.

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

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements (See Note 4 to the financial statements - Loans and Allowance for Loan Losses).

Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2011 and for the year ended December 31, 2010 were approximately $1,199 and $2,001 respectively.

NOTE 3 - INVESTMENT SECURITIES

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2011 and at December 31, 2010.

	March 31, 2011
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 15,057	$ 32	$ 4	$ 15,085.74%
One to five years	181,036	330	349	181,017	1.19%
Six to ten years	41,382	71	216	41,237	1.77%
	237,475	433	569	237,339	1.26%
Mortgage Backed Securities
Six to ten years	2,296	109	-	2,405	4.02%
Over ten years	9,110	88	85	9,113	3.14%
	11,406	197	85	11,518	3.32%
State, county and municipal
Within one year	465	6	-	471	5.66%
One to five years	796	29	-	825	5.78%
Six to ten years	14,171	495	35	14,631	5.22%
Over ten years	3,593	6	55	3,544	4.76%
	19,025	536	90	19,471	5.17%
Other Investments
CRA Qualified Investment Fund	1,057	-	-	1,057	-%
Other	36	-	-	36	-%
	1,093	-	-	1,093	-%

Total available for sale	$268,999	$ 1,166	$ 744	$269,421	1.62%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 8,000	$ 12	$ -	$ 8,012	1.47%

State, county and municipal
One to five years	$ 1,100	$ 43	$ -	$ 1,143	4.62%
Six to ten years	5,845	178	4	6,019	5.48%
Over ten years	4,258	27	28	4,257	4.71%
	11,203	248	32	11,419	5.11%

Total held to maturity	$ 19,203	$ 260	$ 32	$ 19,431	3.57%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of March 31, 2011, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available for sale securities component of capital was $253, net of deferred income taxes, as of March 31, 2011.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 6,035	$ 21	$ 2	$ 6,054.98%
One to five years	180,903	328	650	180,581	1.13%
Six to ten years	58,047	137	322	57,862	1.87%
	244,985	486	974	244,497	1.30%
Mortgage Backed Securities
Six to ten years	2,112	90	-	2,202	4.01%
Over ten years	8,090	102	86	8,106	3.31%
	10,202	192	86	10,308	3.46%
State, county and municipal
Within one year	950	4	-	954	6.14%
One to five years	1,395	40	-	1,435	6.16%
Six to ten years	12,531	332	82	12,781	5.29%
Over ten years	4,442	5	142	4,305	4.81%
	19,318	381	224	19,475	5.28%
Other Investments
CRA Qualified Investment Fund	1,065	-	-	1,065	-%
Other	36	-	-	36	-%
	1,101	-	-	1,101	-%

Total available for sale	$ 275,606	$ 1,059	$ 1,284	$ 275,381	1.66%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	10,000	25	4	10,021	1.33%

State, county and municipal
One to five years	$ 1,103	$ 46	$ -	$ 1,149	4.62%
Six to ten years	5,847	149	14	5,982	5.48%
Over ten years	3,728	-	96	3,632	4.72%
	10,678	195	110	10,763	5.13%

Total held to maturity	$ 20,678	$ 220	$ 114	$ 20,784	3.27%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate

As of the year ended December 31, 2010, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total HELD TO MATURITY State, county, and municipal	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 105,361 3,430	569 80	- 329	- 10	105,361 3,759	569 90
	6,815	85	-	-	6,815	85
	$ 115,606	$ 734	$ 329	$ 10	$115,935	$ 744

	$ 2,162	$ 32	$ -	$ -	$ 2,162	$ 32

December 31, 2010
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$132,747 5,882 5,005	$ 973 207 87	$ - 323 -	$ - 17 -	$132,747 6,205 5,005	$ 973 224 87
	$143,634	$ 1,267	$ 323	$ 17	$143,957	$ 1,284
HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,996 4,534	$ 4 110	$ - -	$ - -	1,996 4,534	$ 4 110
Total	$ 6,530	$ 114	$ -	$ -	$ 6,530	$ 114

     Securities classified as available for sale are recorded at fair market value.  At March 2011, the Company owned $329 of available for sale securities in a continuous loss position for twelve months or more with $10 of unrealized losses consisting of one municipal security.  At December 31, 2010, the Company owned $323 of available for sale securities in a continuous loss position for twelve months or more with $17 of unrealized losses consisting of one municipal security.

     Securities classified as held to maturity are recorded at cost.  At March 31, 2011, and December 31, 2010 there were no held to maturity securities in a continuous loss position for twelve months or more.

       Investment securities with an aggregate par value of $201,399 ($203,255 fair value) at March 31, 2011 and $204,917 ($207,349 fair value) at December 31, 2010 were pledged to secure public deposits and for other purposes required by law.

     For the three-month period ended March 31, 2011, there were no sales of available for sale securities. During 2010 $20,758 of par value available for sale securities were sold for a gain of $993.

NOTE 3 - INVESTMENT SECURITIES, Continued

     During 2010, the Company sold $2,255 par value ($2,370 fair value) of held to maturity securities, consisting of four securities, for a net gain of $73.  Two of these held to maturity securities, $770 par value ($785 fair value), were sold under exception "a." of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,485 par value ($1,585 fair value), were sold under exception "d." of ASC 320-10-25-6 because the primary regulator of the Company's subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600, including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2011 and December 31, 2010 by major classification:

	March 31,	December 31,
	2011	2010

Real estate loans - mortgage	$ 359,067	$ 362,998
- construction	60,265	63,080
Agricultural loans	2,825	3,282
Commercial and industrial loans	58,675	61,127
Loans to individuals for household,
family and other consumer expenditures	42,529	43,350
All other loans, including overdrafts and
deferred loan costs	384	349
Gross loans	$ 523,745	$ 534,186
Less allowance for loan losses	(11,803)	(11,627)
Net loans	$ 511,942	$ 522,559

     Changes in the allowance for loan losses for the quarters ended March 31, 2011 and 2010, and the year ended December 31, 2010 are summarized as follows:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
Balance, beginning of period	$ 11,627	$ 9,142	$ 9,142
Charge-offs:
Commercial, financial, and agricultural	280	697	3,273
Real Estate - construction and mortgage	1,962	1,862	7,444
Loans to individuals	236	331	899
Total charge-offs	$ 2,478	$ 2,890	$11,616
Recoveries:
Commercial, financial, and agricultural	$ 62	$ 100	$ 259
Real Estate - construction and mortgage	406	11	73
Loans to individuals	74	184	372
Total recoveries	$ 542	$ 295	$ 704
Net charge-offs	$ 1,936	$ 2,595	$10,912
Additions charged to operations	$ 2,112	$ 3,763	$13,397
Balance, end of period	$11,803	$10,310	$11,627

Ratio of net charge-offs during the period	.37%	.45%	1.90%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

     At March 31, 2011, December 31, 2010, and March 31, 2010 loans on which no interest was being accrued totaled $26,393, $25,704, and 13,537, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at March 31, 2011, December 31, 2010, and March 31, 2010 were $28,803, $29,074, and $21,029, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at March 31, 2011, December 31, 2010, and March 31, 2010 was $745, $709, and $0, respectively.  The Company had $6,446 of foreclosed real estate at March 31, 2011, $5,476 at December 31, 2010, and $2,387 at March 31, 2010.  Loans 90 days past due and still accruing interest totaled $1,431, $1,042, and $560 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

     At March 31, 2011, December 31, 2010, and March 31, 2010 classified assets, the majority consisting of classified loans, were $73,548, $76,642, and $80,540, respectively.  At March 31, 2011,  December 31, 2010, and March 31, 2010 classified assets represented 74.90%, 78.24%, and 84.32% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

    As of March 31, 2011 and December 31, 2010 loans individually evaluated and considered impaired under ASC 310-10 "Receivables" were as follows (tabular amounts in thousands):

	March 31, 2011	December 31, 2010
Total loans considered impaired	$28,803	$ 29,074
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	8,026	8,620
Related allowance established	745	709
Loans considered impaired and previously written down to fair value	20,777	20,454
Loans considered impaired and which are classified as troubled debt restructurings.	20	20
Average investment in impaired loans	29,356	25,241
Interest income recognized on impaired loans during the period of impairment.	52	636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables summarize (in thousands of dollars) commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company's loan portfolios as of March 31, 2011 and December 31, 2010.  The Company utilizes four "Pass" grade categories and the regulatorily defined "Other Assets Especially Mentioned," "Substandard," and "Doubtful" grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. "Other Assets Especially Mentioned (OAEM)" loans have weaknesses and warrant management's close attention.  "Substandard" loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  "Doubtful" loans have a high degree of potential loss, in whole or in part.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended March 31, 2011

	Commercial Other		Commercial Real Estate Construction	Commercial Real Estate - Other
PASS 1		$ 6,748	$ 38	$ -
PASS 2		12,525	8,900	54,476
PASS 3		15,264	11,295	36,051
PASS 4		15,734	17,118	30,456
OAEM		5,911	9,588	12,904
Substandard		5,318	13,326	18,476
	Total	$ 61,500	$ 60,265	$152,363

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended March 31, 2011

Consumer Real Estate - Residential

PASS 1	$ 813
PASS 2	72,564
PASS 3	47,621
PASS 4	44,997
OAEM	11,756
Substandard	28,953
Total	$ 206,704

The Company had no loans classified as doubtful at March 31, 2011.  The Company does not make loans defined as "sub-prime" loans.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Year Ended December 31, 2010

	Commercial Other		Commercial Real Estate Construction	Commercial Real Estate - Other
PASS 1		$ 7,524	$ 39	$ -
PASS 2		12,980	8,590	55,930
PASS 3		15,859	11,168	31,521
PASS 4		16,611	18,377	30,054
OAEM		6,007	9,283	14,105
Substandard		5,428	15,623	20,611
	Total	$ 64,409	$ 63,080	$152,221

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Year Ended December 31, 2010

Consumer Real Estate-Residential

PASS 1	$ 761
PASS 2	74,462
PASS 3	48,216
PASS 4	46,158
OAEM	12,687
Substandard	28,538
Total	$ 210,822

The Company had no loans classified as doubtful at December 31, 2010.  The Company does not make loans defined as "sub-prime" loans.

The following table summarizes the Company's consumer credit card and all other consumer loans based on performance at March 31, 2011 and December 31, 2010 (tabular amounts in thousands).

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	March 31, 2011			December 31, 2010
	Consumer	Consumer		Consumer	Consumer
	Credit Card	Other		Credit Card	Other

Performing	$ 3,081	$39,832	Performing	$ 3,225	$40,429
Non-Performing	-	-	Non-Performing	-	-

Total	$ 3,081	$39,832	Total	$ 3,225	$40,429

The Company had no consumer credit card or other consumer loans classified as "Non-Performing" at March 31, 2011 or December 31, 2010.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2011 and December 31, 2010 (tabular amounts in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Quarter Ended March 31, 2011

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627
Charge-offs	(280)	(929)	(236)	(1,033)	-	(2,478)
Recoveries	62	377	74	29	-	542
Provisions	(218)	1,092	(18)	1,366	(110)	2,112
Ending balance	$ 2,340	$ 4,806	$ 1,181	$ 3,476	$ -	$ 11,803

Ending balances:
Individually evaluated
for impairment	$ -	$ 500	$ -	$ 245	$ -	$ 745

Collectively evaluated
for impairment	$ 2,340	$ 4,306	$ 1,181	$ 3,231	$ -	$ 11,058

Loans receivable:
Ending balance - total	$ 61,500	$ 212,628	$ 42,913	$ 206,704	$ -	$ 523,745

Ending balances:
Individually evaluated
for impairment	$ 551	$ 18,704	$ -	$ 9,548	$ -	$ 28,803

Collectively evaluated
for impairment	$ 60,949	$ 193,924	$ 42,913	$ 197,156	$ -	$ 494,942

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 3,309	$ 2,246	$ 1,228	$ 2,344	$ 15	$ 9,142
Charge-offs	(3,273)	(4,639)	(899)	(2,805)	-	(11,616)
Recoveries	259	14	372	59	-	704
Provisions	2,481	6,645	660	3,516	95	13,397
Ending balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627

Ending balances:
Individually evaluated
for impairment	$ -	$ 506	$ -	$ 203	$ -	$ 709

Collectively evaluated
for impairment	$ 2,776	$ 3,760	$ 1,361	$ 2,911	$ 110	$ 10,918

Loans receivable:
Ending balance - total	$ 64,409	$ 215,301	$ 43,654	$ 210,822	$ -	$ 534,186

Ending balances:
Individually evaluated
for impairment	$ 315	$ 19,977	$ -	$ 8,782	$ -	$ 29,074

Collectively evaluated
for impairment	$ 64,094	$ 195,324	$ 43,654	$ 202,040	$ -	$ 505,112

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the performance status of the Company's loan portfolio by collateral type and purpose at March 31, 2011 and December 31, 2010 (tabular amounts in thousands).

							Greater
			Greater				Than
			Than				90 Days
March 31, 2011	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 1,777	$ 416	$ -	$ 2,193	$ 59,307	$ 61,500	$ -
Commercial real estate:
Commercial real estate- construction	1,148	1,010	7,542	9,700	50,565	60,265	-
Commercial real estate- other	632	280	5,449	6,361	146,002	152,363	-
Consumer:
Consumer-residential	5,419	1,659	7,793	14,871	191,833	206,704	1,284
Consumer-credit cards	28	21	33	82	2,999	3,081	33
Consumer-other	745	264	114	1,123	38,709	39,832	114
Total	$ 9,749	$ 3,650	$ 20,931	$ 34,330	$ 489,415	$ 523,745	$ 1,431

							Greater
			Greater				Than
			Than				90 Days
December 31, 2010	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 877	$ 564	$ -	$ 1,441	$ 62,968	$ 64,409	$ -
Commercial real estate:
Commercial real estate- construction	1,838	853	7,630	10,321	52,759	63,080	12
Commercial real estate- other	1,146	591	5,856	7,593	144,628	152,221	161
Consumer:
Consumer-residential	3,297	4,237	5,487	13,021	197,801	210,822	695
Consumer-credit cards	36	44	26	106	3,119	3,225	27
Consumer-other	829	373	147	1,349	39,080	40,429	147
Total	$ 8,023	$ 6,662	$ 19,146	$ 33,831	$ 500,355	$ 534,186	$ 1,042

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and nonaccrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management's determination of the allowance for loan losses.  The following table outlines Company's loans classified as impaired by collateral type and purpose at March 31, 2011 and December 31, 2010 (tabular amounts in thousands).

Impaired Loans
For the Quarter Ended March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 6,726	$ 8,290	$ -	$ 6,727	$ 10
Commercial real estate-other	7,952	7,975	-	7,885	6
Commercial and industrial	551	551	-	393	3
Consumer-residential	5,548	5,582	-	5,624	33

With an allowance recorded:
Commercial real estate-construction	$ 3,481	$ 5,231	$ 459	$ 3,601	$ -
Commercial real estate-other	545	777	41	894	-
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,000	5,190	245	4,232	-

Total:
Commercial real estate-construction	$ 10,207	$ 13,521	$ 459	$ 10,328	$ 10
Commercial real estate-other	8,497	8,752	41	8,779	6
Commercial and industrial	551	551	-	393	3
Consumer-residential	9,548	10,772	245	9,856	33
	$ 28,803	$ 33,596	$ 745	$ 29,356	$ 52

Impaired Loans
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 6,563	$ 7,977	$ -	$ 8,210	$ 27
Commercial real estate-other	7,952	7,975	-	4,495	294
Commercial and industrial	315	315	-	314	13
Consumer-residential	4,455	4,743	-	4,648	211

With an allowance recorded:
Commercial real estate-construction	$ 4,138	$ 6,175	$ 419	$ 3,799	$ 32
Commercial real estate-other	1,324	1,705	87	729	23
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,327	4,947	203	3,046	36

Total:
Commercial real estate-construction	$ 10,701	$ 14,152	$ 419	$ 12,009	$ 59
Commercial real estate-other	9,276	9,680	87	5,224	317
Commercial and industrial	315	315	-	314	13
Consumer-residential	8,782	9,690	203	7,694	247
	$ 29,074	$ 33,837	$ 709	$ 25,241	$ 636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table outlines the Company's loans on nonaccrual status by collateral type and purpose at March 31, 2011 and December 31, 2010 (tabular amounts in thousands).

Loans on Nonaccrual Status

	March 31,	December 31,
	2011	2010
Commercial	$ 551	$ 315
Commercial real estate:
Commercial real estate construction	9,116	9,711
Commercial real estate - other	8,954	9,250

Consumer:
Consumer-credit card	-	-
Consumer-other	-	-

Residential:
Residential	7,772	6,428
Total	$ 26,393	$ 25,704

     The total amount of interest earned on nonaccrual loans was $33 for the three-month period ended March 31, 2011 and $408 in 2010.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $768 for the three-month period ended March 31, 2011 and $1,847 in 2010.  Foregone interest on nonaccrual loans totaled $735 for the three-month period ended March 31, 2011 and $1,439 in 2010.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status.  Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company recognized $33 of interest on a cash basis on one loan relationship consisting of four nonaccrual loans totaling $1,962 during the three-month period ended March 31, 2011.  The Company did not recognize interest income on nonaccrual loans on a cash basis during any of 2010.

     At March 31, 2011 and December 31, 2010 the amount of loans ninety days or more past due and still accruing interest totaled $1,431 and $1,042, respectively.  Loans ninety days or more past due and still accruing interest consist of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

     At March 31, 2011 and December 31, 2010 classified assets, the majority consisting of classified loans, were $73,548 and $76,642, respectively.  At March 31, 2011 and December 31, 2010 classified assets represented 74.90% and 78.24% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31,	December 31,
	2011	2010
Land and buildings	$ 26,386	$ 26,386
Furniture, fixtures and equipment	8,921	8,897
Construction in progress	134	-
	$ 35,441	$ 35,283
Less accumulated depreciation and amortization	13,519	13,195
	$ 21,922	$ 22,088

     Depreciation and amortization of bank premises and equipment charged to operating expense was $370 and $371 for the three-month period ended March 31, 2011 and 2010, respectively, and $1,493 for the year ended December 31, 2010.  The construction in progress is primarily related to an Automated Teller Machine (ATM) kiosk and equipment replacement program at various branch offices and a minor renovation at the Company's Operations and Administration Center.  There is approximately $118 of remaining costs associated with the Company's ATM replacement program.  There are no additional remaining costs for the minor Operations and Administration Center renovation.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At March 31, 2011 and December 31, 2010, certificates of deposit of $100 or more included in time deposits totaled approximately $219,781 and $215,935, respectively.  Interest expense on these deposits was approximately $819 and $1,225 for the three-month periods ended March 31, 2011 and 2010, respectively, and $4,362 for the year ended December 31, 2010.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2011 and December 31, 2010, securities sold under repurchase agreements totaled $111,274 and $99,153, respectively.  Securities with a book value of $116,969 ($117,417 fair value) and $117,386 ($117,549 fair value), respectively, were used as collateral for the agreements.  The weighted-average interest rate of these agreements was .26 percent and .46 percent at March 31, 2011 and December 31, 2010, respectively.

NOTE 8 - LINES OF CREDIT

     At March 31, 2011, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $35,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate.  The note is secured by bonds with a market value of $3,023 at March 31, 2011.  The amount outstanding under the note totaled $1,336 and $2,324 at March 31, 2011 and December 31, 2010, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $57,018 secured by a lien on the Bank's 1-4 family mortgage loans. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at March 31, 2011 or at December 31, 2010.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the three months ended March 31, 2011 and March 31, 2010 on pretax income/(loss) of $486 and $(270) totaled $104 and $(227), respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state bank tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2011.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2011
Loan Commitments	$ 37,804
Standby letters of credit	1,517

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month period ended March 31, 2011 and the year ended December 31, 2010, $92, and $388, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of March 31, 2011:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,881	16.83%	$44,619	8.0%

Tier 1 Capital (to risk weighted assets)	86,850	15.57	22,309	4.0

Tier 1 Capital (to average assets)	86,850	9.35	37,137	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,424	16.75%	$44,616	8.0%	$55,770	10.0%

Tier 1 Capital (to risk weighted assets)	86,393	15.49	22,308	4.0	33,462	6.0

Tier 1 Capital (to average assets)	86,393	9.31	37,136	4.0	46,420	5.0

     Although the Bank has experienced a leveling of impaired loans and improved income in the three-month period ended March 31, 2011 and the fourth quarter of 2010, because the Bank had increasing trends in the level of impaired loans and a declining trend in net income during 2010, the Bank's primary regulator (the OCC) may exercise its authority to require the Bank to maintain capital ratios in excess of those shown to be well capitalized in the table above.  The OCC may also seek the Bank's agreement to take other specified actions intended to reduce the risks faced by the Bank.  The OCC has the authority to enforce such an agreement with various regulatory actions.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011 Carrying Fair		December 31, 2010 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve        balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

	Amount $ 62,821 32,000 269,421 19,203 2,729 511,942 736,947 111,274 1,336	Value $ 62,821 32,000 269,421 19,431 2,729 516,816 735,775 111,274 1,336	Amount $ 32,517 14,000 275,381 20,678 2,729 522,559 718,140 99,153 2,324	Value $ 32,517 14,000 275,381 20,784 2,729 527,787 716,733 99,153 2,324
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 37,804		$ 38,343
Standby letters of credit	1,517		1,577

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

     Following is a description of valuation methodologies used by the Company for assets and liabilities recorded on the balance sheet at fair value on a recurring or non-recurring basis:

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

Impaired Loans

     Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a non-recurring Level 3 measurement.

Other Real Estate Owned (OREO)

     Other real estate owned is adjusted to fair value upon transfer of the loans to other real estate owned by foreclosure or deed-in-lieu of foreclosure.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as non-recurring Level 3.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for March 31, 2011 and December 31, 2010 are presented in the following table (dollars in thousands):

March 31, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities
Government Sponsored Enterprises	$ -	$ 237,339	$ -
State, County, and Municipal	-	19,471	-
Mortgage backed securities	-	11,518	-
Other	-	1,093	-
Total	$ -	$ 269,421	$ -

December 31, 2010

Available for sale securities
Government Sponsored Enterprises	$ -	$ 244,497	$ -
State, County, and Municipal	-	19,475	-
Mortgage backed securities	-	10,308	-
Other	-	1,101	-
Total	$ -	$ 275,381	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2011 and December 31, 2010 for which a non-recurring change in fair value was recorded during the three months and year ended March 31, 2011 and December 31, 2010.

March 31, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ 6,446	$ -
Impaired loans	-	28,058	-
	$ -	$ 34,504	$ -

December 31, 2010

Other real estate owned	$ -	$ 5,476	$ -
Impaired loans	-	28,385	-
	$ -	$ 33,861	$ -

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	March 31,
ASSETS	2011	2010
Cash	$ 421	$ 1,084
Investment in subsidiary	86,646	86,252
Other assets	36	37
	$ 87,103	$ 87,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$ 87,103	$ 87,373
	$ 87,103	$ 87,373

CONDENSED STATEMENTS OF INCOME/(LOSS) (Unaudited)
	For the three-month period ended March 31,
	2011	2010
Equity in net income/(loss) of subsidiary	$ 444	$ 24
Other expenses	(62)	(67)
NET INCOME/(LOSS)	$ 382	$ (43)

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month period ending March 31, 2011 and 2010 and the year ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 7.7% from $567,702 at March 31, 2010 to $523,745 at March 31, 2011, and decreased 2.0%, from $534,186 at December 31, 2010 to $523,745 at March 31, 2011.  Loans decreased as a percentage of total assets from 61.0% to 55.6% from March 31, 2010 to March 31, 2011 and decreased from 58.6% to 55.6% from December 31, 2010 to March 31, 2011.  Loan demand in our market area has continued to soften during the period due to the continuing subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 28.3% at March 31, 2010 to 34.1% at March 31, 2011, and increased from 34.0% of total assets at December 31, 2010 to 34.1% at March 31, 2011, a reflection of continued soft loan demand coupled with higher levels of deposits.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 11.2% at March 31, 2010 to 11.8% at March 31, 2011, and remained flat at 11.8% at December 31, 2010 and 11.8% at March 31, 2011.  As more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits, as a percent of total assets, remained relatively stable from 66.6% of total assets at March 31, 2010 to 66.5% at March 31, 2011, and decreased slightly from 66.9% at December 31, 2010 to 66.5% at March 31, 2011.  Securities sold under agreement to repurchase increased from 11.1% of total assets at March 31, 2010 to 11.8% at March 31, 2011, and increased from 10.9% of total assets at December 31, 2010 to 11.8% at March 31, 2011.  Management anticipates that securities sold under agreement to repurchase will decline over time as a percent of total assets due, in part to new wholesale funding limitations scheduled to be implemented by the Company during the second quarter of 2011.  Other short-term borrowings decreased from .3% of total assets at December 31, 2010 to .1% at March 31, 2011 and decreased from 1.1% at March 31, 2010 to .1% at March 31, 2011.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of March 31, 2011 and March 31, 2010 and December 31, 2010:

	March 31,		December 31,
Assets:	2011	2010	2010
Earning assets:
Loans	55.6%	61.0%	58.6%
Securities held to maturity	2.1	2.4	2.3
Securities available for sale	28.6	24.4	30.2
Federal funds sold and securities purchased under agreement to resell	3.4	1.5	1.5
Other earning assets	4.5	5.0	1.6
Total earning assets	94.2	94.3	94.2
Other assets	5.8	5.7	5.8
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.5%	66.6%	66.9%
Federal funds purchased and securities sold under agreement to repurchase	11.8	11.1	10.9
Other short-term borrowings	.1	1.1	.3
Total interest-bearing liabilities	78.4	78.8	78.1
Noninterest-bearing deposits	11.8	11.2	11.8
Other liabilities	.5	.6	.6
Stockholders' equity	9.3	9.4	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended March 31, 2011 and 2010 were $382 and $(43) respectively, resulting in a return on average assets of .16% and (.02)% and a return on average stockholders' equity of 1.75% and (.20)%, respectively.

The increase in earnings for the three-month period ended March 31, 2011 is primarily attributable to a decrease in provision for loan losses, partially offset by small declines in net interest income and noninterest income, increased noninterest expenses, and increased income taxes. (See Net Income - Net Interest Income, Net Income - Provision for Loan Losses,  Net Income - Noninterest Expenses, and Net Income-Income Taxes).  The losses for the three-month period ended March 31, 2010 were primarily attributable to a decline in net interest income and increased provision for loan losses. (See Net Income-Net Interest Income and Net Income - Provision for Loan Losses).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2011, but above the level of income experienced for 2010.  Total assets increased $10,400 or 1.1% to $941,532 at March 31, 2011 from $931,132 at March 31, 2010. The following table sets forth the financial highlights for the three month periods ended at March 31, 2011 and March 31, 2010:

CNB Corporation and Subsidiary

FINANCIAL HIGHLIGHTS

Three-Month Period Ended March 31,
	2011	2010	Percent Increase (Decrease)
Net interest income	$ 7,475	$ 7,667	(2.5)%
Provision for loan losses	2,112	3,763	(43.9)
Net interest income after provision for loan losses	5,363	3,904	37.4
Income/(loss) before income taxes	486	(270)	276.3
Net income/(loss)	382	(43)	988.4
Per share	.23	(.03)	866.7
Cash dividends declared	-	-	-
Per share	-	-	-
Total assets	941,532	931,132	1.1
Total deposits	736,947	724,268	1.8
Loans	523,745	567,702	(7.7)
Investment securities and securities available for sale	288,624	249,885	15.5
Stockholders' equity	87,103	87,373	(.3)
Book value per share	52.33	52.12	.4
Ratios:
Annualized return on average total assets(1)	.16%	(.02)%	900.0%
Annualized return on average stockholders' equity(1)	1.75%	(.20)%	975.0%

(1)       For the three-month period ended March 31, 2011, average total assets amounted to $928,437 with average stockholders' equity totaling $87,202 for the same period.

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

The Bank maintained net interest margins for the three-month periods ended March 31, 2011 and 2010, of 3.50% and 3.57%, respectively, as compared to management's long-term target of 4.20%.  Net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during the remainder of 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels, which do not enhance net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price.  Additionally, competition in the Bank's specific market remains significant, as new competitors seek market share and other competitors attempt to reduce their dependence on wholesale funding.  These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates without increasing yields on loans due to softened loan demand.  Moreover, the Bank is experiencing a historically high level of non-performing assets. The loss of interest income from these assets has negatively impacted net interest margin.  The impact of these assets on net interest margin should diminish as the level of these assets declines over time.

Fully-tax-equivalent net interest income for the three-month period ended March 31, 2011 was $7,609, a decrease of 2.8% from the $7,828 attained for the three-month period ended March 31, 2010.  For the same periods, total fully-tax-equivalent interest income decreased by 12.3% to $9,257 from $10,551 and total interest expense decreased by 39.5% to $1,648 from $2,723.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 2.0% to 3.50% for the three-month period ended March 31, 2011 from 3.57% for the three-month period ended March 31, 2010.

The tables on the following two pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month periods ended March 31, 2011 and 2010, and a summary of changes in net interest income resulting from changes in volume and changes in rate between the three-month periods ended March 31, 2011 and 2010.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 3/31/11			Three Months Ended 3/31/10
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$530,042	$ 7,991	6.03%	$575,028	$ 8,935	6.22%
Securities:
Taxable	249,655	845	1.35	200,488	1,107	2.21
Tax-exempt	30,048	395	(2) 5.26	33,558	473	(2) 5.64
Federal funds sold	12,733	7.22		14,000	8.23
Other earning assets	47,309	19.16		53,509	28.21
Total earning assets	869,787	9,257	4.26	876,583	10,551	4.81
Other assets	58,650			56,171
Total assets	$928,437			$932,754

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$618,135	1,552	1.00	$612,900	2,417	1.58
Fed funds purchased and securities sold under agreement to repurchase	105,909	96.36		110,216	249.90
Other short-term borrowings	968	-	-	14,387	57	1.58
Total interest-bearing liabilities	$725,012	$ 1,648.91		$737,503	$ 2,723	1.48
Noninterest-bearing deposits	110,836			101,218
Other liabilities	5,387			5,926
Stockholders' equity	87,202			88,107
Total liabilities and stockholders' equity	$928,437			$932,754
Net interest income as a percent of total
earning assets	$869,787	$ 7,609	3.50	$876,583	$ 7,828	3.57

Ratios:
Annualized return on average total assets			.16			(.02)
Annualized return on average stockholders' equity			1.75			(.20)
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.39			9.45
Average total deposits			11.96			12.34
Average loans			16.45			15.32
Average earning assets as a percent of
average total assets			93.68			93.98

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $126 and $156 are included in the above interest income for March 31, 2011 and 2010, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $26,393 and $13,539 for March 31, 2011 and 2010, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $134 and $161 for March 31, 2011 and 2010, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2011 and 2010

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011(3)	2010(3)	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$530,042	$575,028	6.03%	6.22%	$ 7,991	$8,935	$ (944)	$ (266)	$ (678)
Investment securities:
Taxable	249,655	200,488	1.35%	2.21%	845	1,107	(262)	(428)	166
Tax-exempt (2)	30,048	33,558	5.26%	5.64%	395	473	(78)	(32)	(46)
Federal funds sold	12,733	14,000.22%		.23%	7	8	(1)	-	(1)
Other Earning Assets	47,309	53,509.16%		.21%	19	28	(9)	(7)	(2)

Total Earning Assets	$869,787	$876,583	4.26%	4.81%	$ 9,257	$10,551	$ (1,294)	$ (733)	$ (561)

Interest-bearing Liabilities:

Interest-bearing deposits	$618,135	$612,900	1.00%	1.58%	$ 1,552	$ 2,417	$ (865)	$ (878)	$ 13
Fed funds purchased and securities
sold under agreement to repurchase	105,909	110,216.36%		.90%	96	249	(153)	(149)	(4)
Other short-term borrowings	968	14,387	-%	1.58%	-	57	(57)	(57)	-

Total Interest-bearing Liabilities	725,012	737,503.91%		1.48%	1,648	2,723	(1,075)	(1,084)	9
Interest-free Funds Supporting
Earning Assets	144,775	139,080

Total Funds Supporting Earning Assets	$869,787	$876,583.76%		1.24%	$ 1,648	$ 2,723	$ (1,075)	$ (1,084)	$ 9

Interest Rate Spread			3.35%	3.33%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.15%	.36%
Net Yield on Earning Assets			3.50%	3.57%	$ 7,609	$ 7,828

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

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $2,112 for the three-month period ended March 31, 2011 and $3,763 for the three-month period ended March 31, 2010.  This decline in the provision for loan losses is due to declining total classified assets and lower net loan charge-offs for the first quarter of 2011 as compared to the first quarter of 2010.  Net loan charge-offs totaled $1,936 for the three-month period ended March 31, 2011 and $2,595 for the same period in 2010.  Although the provision for loan losses and net loan charge-offs decreased for the three-month period ended March 31, 2011 as compared to the same period in 2010, both the provision for loan losses and net loan charge-offs remain historically high and reflect continued difficulties in local real estate markets.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.31% at March 31, 2011 and was 1.85% at March 31, 2010.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2011 and 2010 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2010, some markedly. During the fourth quarter of 2010 the increasing trend in impaired loans leveled while classified assets, as a percent of capital, declined, and foreclosed real estate increased.  These trends continued during the three-month period ended March 31, 2011.  Although increased, management considers all such levels manageable and the current trends positive.  One factor which contributes, in part, to higher levels of classified assets is the local market's high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Additionally, the judiciary imposes sanctions and additional procedural requirements related to foreclosure proceedings from time to time.  Management recognizes the potential for continued difficult economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to need to make above average provisions through 2011.

NET INCOME/(LOSS) (continued)

Securities Transactions - At March 31, 2011, December 31, 2010, and March 31, 2010 total market value appreciation in the investment portfolio totaled $651, $(119), and $2,106, respectively.  As indicated, the market values of the Company's investment portfolio decreased from March 31, 2010 to December 31, 2010, and increased from December 31, 2010 to March 31, 2011.  The yield curve has generally normalized during the period commencing with the first reduction in interest rates in October 2007 through March 31, 2011, although the current yield curve in total and particularly short-term interest rates remain at historically low levels.

The Company had no sales of investment securities during the three-month periods ending March 31, 2011 or 2010.  In 2010, the Company sold securities primarily to restructure its investment in longer-term municipal securities in order to remove from the portfolio municipal securities which had lost their rating, and to reduce the level of exposure to individual municipal securities issuers in response to increased regulatory scrutiny related to capital and its components (See Note 3 to the financial statements - Investment Securities).  The increase in the total market value of the investment portfolio during the three-month period ended March 31, 2011 is attributable to general fluctuations in bond prices.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation in the investment portfolio for the three-month periods ended March 31, 2011 and 2010 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income decreased by 2.8% to $1,391 for the three-month period ended March 31, 2011 from $1,431 for the three-month period ended March 31, 2010.  This decline was primarily attributable to a decline of service charges on deposit accounts.

Noninterest Expenses - Noninterest expenses increased by 11.8% to $6,268 for the three-month period ended March 31, 2011 from $5,605 for the three-month period ended March 31, 2010.  The major components of noninterest expenses are salaries and employee benefits, which increased .4% to $3,423 from $3,411; occupancy expense which increased 3.5% to $830 from $802; examination and professional fees which increased 58.0% to $256 from $162; FDIC deposit insurance assessments which increased 24.0% to $356 from $287; net cost of operation of other real estate owned which increased 429.6% to $286 from $54; and other operating expenses which increased by 25.6% to $1,117 from $889.  Other operating expenses increased due to expenses associated with non-performing loans.

Income Taxes - Provisions for income taxes increased 145.8% to $104 for the three-month period ended March 31, 2011 from a benefit of $(227) for the three-month period ended March 31, 2010.  Income before income taxes less interest on tax-exempt investment securities increased 138.7% to $225 for the three-month period ended March 31, 2011 from $(582) for the same period in 2010.

LIQUIDITY

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidation of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments. In addition, the Bank has established federal funds lines of credit from correspondent banks and has the ability to borrow funds from the Federal Home Loan Bank of Atlanta. Management believes that short-term and long-term liquidity sources are adequate to meet funding needs, including the funding of off-balance sheet loan commitments and standby letters of credit, if the need arises.  Although the Bank has not experienced liquidity pressures, there can be no assurance that such pressures will not be felt in the future.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or other commitments that could result in liquidity needs or significantly impact earnings.

LIQUIDITY (continued)

The table below summarizes future contractual obligations as of March 31, 2011 (in thousands).

	At March 31, 2011
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$328,940	$30,728	$8,071	$12,727	$ -	$ 380,466
Borrowings	112,610	-	-	-	-	112,610

Total	$441,550	$30,728	$8,071	$12,727	$ -	$493,076

CAPITAL RESOURCES

Total stockholders' equity was $87,103 and $86,333 at March 31, 2011 and December 31, 2010, representing 9.25% and 9.47% of total assets, respectively.  At March 31, 2011, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2010 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1) During the period covered by this report, the Company purchased 8 shares of stock from shareholders, at the request of the shareholders, which are held by the Company as authorized and unissued shares.  These shares were purchased on a case-by-case basis and not pursuant to any formal program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2011	-	$ -	-	-
February 1 - February 28, 2011	1	61.00	-	-
March 1 - March 31, 2011	7	61.00	-	-
Total	8	$61.00	-	-
Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer, and Chief Financial Officer

Date:  May 10, 2011

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