Form 10-Q
period 2011-06-30
CNB CORP /SC/
filed 2011-08-09
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ]  This is the first report for which the registrant is required to file and post an Interactive Data File.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,664,499 shares of common stock, par value $5 per share, August 1, 2011.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2011, December 31, 2010, and June 30, 2010	2

Condensed Consolidated Statements of Income/(Loss) for the Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 6. Exhibits	38
SIGNATURE	38

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

These forward-looking statements are based on current expectations, estimates and projections about the banking industry and the economy, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

●	future economic and business conditions;
●	lack of sustained growth in the economies of the Company's market areas, including, but not limited to, declining real estate values and increasing levels of unemployment;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United State of America;
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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	June 30,		June 30,
	2011	December 31,	2010
	(Unaudited)	2010	(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$ 25,015	$ 20,699	$ 24,973
Due from Federal Reserve Bank, balance in excess of requirement	40,854	11,818	37,646
Federal funds sold	24,000	14,000	14,000
Total cash and cash equivalents	89,869	46,517	76,619
Investment securities available for sale	262,391	275,381	226,046
(Amortized cost of $260,070 at June 30, 2011, $275,606 at
December 31, 2010, and $223,588 at June 30, 2010)
Investment securities held to maturity	15,029	20,678	33,831
(Fair values of $15,389 at June 30, 2011, $20,784 at December
31, 2010, and $34,227 at June 30, 2010)
Other investments	2,302	2,729	3,041
Loans:
Total loans	512,886	534,186	564,004
Less allowance for possible loan losses	(12,143)	(11,627)	(11,506)
Net loans	500,743	522,559	552,498
Bank premises and equipment	21,689	22,088	22,775
Other real estate owned	7,147	5,476	3,226
Accrued interest receivable	3,973	4,650	5,235
Other assets	10,228	11,193	10,847
Total assets	$913,371	$911,271	$934,118

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing	$122,506	$ 108,031	$111,760
Interest-bearing	614,340	610,109	619,059
Total deposits	736,846	718,140	730,819
Securities sold under agreement to repurchase	82,626	99,153	100,112
United States Treasury demand notes	1,444	2,324	498
Federal Home Loan Bank advances	-	-	10,000
Other liabilities	4,183	5,321	5,242
Total liabilities	825,099	824,938	846,671

Stockholders' equity:
Common stock, par value $5 per share; authorized 3,000,000;	8,323	8,323	8,374
issued 1,664,614 at June 30, 2011, 1,664,622 at December
31, 2010, and 1,674,870 at June 30, 2010.
Capital in excess of par value of stock	50,485	50,486	51,240
Retained earnings	28,072	27,660	26,358
Accumulated other comprehensive income/(loss)	1,392	(136)	1,475
Total stockholders' equity	88,272	86,333	87,447
Total liabilities and stockholders' equity	$913,371	$911,271	$934,118

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest Income:	2011	2010	2011	2010
Interest and fees on loans	$ 7,903	$ 8,621	$ 15,894	$ 17,556
Interest on investment securities:
Taxable investment securities	859	1,144	1,704	2,251
Nontaxable investment securities	286	301	547	613
Interest on federal funds sold and Federal Reserve Bank	42	41	68	77
balances in excess of required balance
Other interest income	14	8	14	8
Total interest income	9,104	10,115	18,227	20,505

Interest Expense:
Interest on deposits	1,359	2,264	2,911	4,681
Interest on securities sold under agreement to repurchase	64	221	160	470
Interest on other short-term borrowings	-	47	-	104
Total interest expense	1,423	2,532	3,071	5,255

Net interest income	7,681	7,583	15,156	15,250
Provision for loan losses	3,065	3,806	5,177	7,569
Net interest income after provision for loan losses	4,616	3,777	9,979	7,681

Noninterest income:
Service charges on deposit accounts	797	928	1,612	1,806
Gains on sale of securities	-	156	-	156
Other operating income	714	719	1,290	1,272
Total noninterest income	1,511	1,803	2,902	3,234

Noninterest expenses:
Salaries and employee benefits	3,196	3,347	6,619	6,758
Occupancy expense	825	814	1,655	1,616
Examination and professional fees	291	230	547	392
FDIC deposit insurance assessments	352	292	708	579
Net cost of operation of other real estate owned	556	62	842	116
Other operating expenses	971	1,225	2,088	2,114
Total noninterest expenses	6,191	5,970	12,459	11,575

Income/(loss) before income taxes	(64)	(390)	422	(660)
Income tax provision/(benefit)	(94)	(170)	10	(397)
Net income/(loss)	$ 30	$ (220)	$ 412	$ (263)

Per Share Data

Net income/(loss) per weighted average shares outstanding	$ .02	$ (.13)	$ .25	$ (.16)

Book value per actual number of shares outstanding	$ 53.03	$ 52.21	$ 53.03	$ 52.21

Weighted average number of shares outstanding	1,664,614	1,675,492	1,664,617	1,676,187

Actual number of shares outstanding, end of period	1,664,614	1,674,870	1,664,614	1,674,870

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Net income/(loss)	$ 30	$ (220)	$ 412	$ (263)

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains during period, net	1,139	525	1,528	569

Reclassification adjustment for gains included in net income, net	-	(99)	-	(99)

Net other comprehensive income	$ 1,169	$ 206	$ 1,940	$ 207

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Six Months Ended June 30,
	2011	2010
Common Stock:
($5 par value, 3,000,000 shares authorized)
Balance, January 1	$ 8,323	$ 8,386
Issuance of Common Stock	-	-
Repurchase of Common Stock	-	(12)
Balance at end of period	8,323	8,374

Capital in excess of par value of stock
Balance, January 1	50,486	51,418
Issuance of Common Stock	-	-
Repurchase of Common Stock	(1)	(178)
Balance at end of period	50,485	51,240

Retained earnings:
Balance, January 1	27,660	26,620
Net Income/(loss)	412	(263)
Balance at end of period	28,072	26,358

Net unrealized holding gains/(losses) on securities:
Balance, January 1	(136)	1,005
Change in net unrealized gains/(losses), net	1,528	471
Balance at end of period	1,392	1,475

Total stockholders' equity	$88,272	$87,447

Note: Columns may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net Income/(Loss)	$ 412	$ (263)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	717	746
Provision for loan losses	5,177	7,569
Provision for deferred income taxes	(315)	(1,260)
Net discount accretion and premium amortization on investment securities	961	736
Gain on sale of investment securities	-	(156)
(Gain)/loss on sale of foreclosed assets	140	(35)
Write-down of foreclosed assets	398	-
Decrease in accrued interest receivable	677	263
Decrease in other assets	261	466
Decrease in other liabilities	(1,138)	(299)

Net cash provided by operating activities	7,290	7,767

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	-	167
Proceeds from maturities/calls of investment securities available for sale	120,131	80,338
Proceeds from maturities/calls of investment securities held to maturity	6,390	2,645
Purchase of investment securities available for sale	(105,536)	(91,721)
Purchase of investment securities held to maturity	(760)	(21,538)
Proceeds from sale of foreclosed assets	1,562	1,072
Net increase in federal funds sold	(10,000)	-
Net decrease in loans	12,868	7,946
Sale of equity securities	427	-
Premises and equipment expenditures	(318)	(270)

Net cash provided/(used) for investing activities	24,764	(21,361)

FINANCING ACTIVITIES
Dividends paid	-	(2,096)
Net increase in deposits	18,706	25,549
Net decrease in securities sold under repurchase agreement	(16,527)	(4,542)
Net decrease in United States Treasury demand notes	(880)	(152)
Net decrease in Federal Home Loan Bank advances	-	(5,000)
Common shares purchased	(1)	(190)

Net cash provided by financing activities	1,298	13,569

Net increase/(decrease) in cash and due from banks	33,352	(25)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	32,517	62,644

CASH AND DUE FROM BANKS, END OF PERIOD	$ 65,869	$ 62,619

CASH PAID FOR:
Interest	$ 4,241	$ 5,632
Income taxes	$ 407	$ 789

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Change in unrealized gain/loss on securities available for sale	$ 2,547	$ 784
Real estate acquired through foreclosure	$ 3,771	$ 2,641
Change in dividends payable	-	$ 2,096

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,664,617 shares for the six-month period ended June 30, 2011 and 1,676,187 for the six-month period ended June 30, 2010.

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

Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.  The Company does anticipate that a portion of its loans classified as impaired will be re-classified as troubled debt restructurings under the new guidance.  The Company is evaluating the re-classifications for the third quarter of 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the six-month period ended June 30, 2011 and for the year ended December 31, 2010 were approximately $1,195 and $2,001 respectively.

NOTE 3 - INVESTMENT SECURITIES

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at June 30, 2011 and at December 31, 2010.

	June 30, 2011
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 23,192	$ 58	$ -	$ 23,250.61%
One to five years	166,626	1,083	-	167,709	1.08%
Six to ten years	32,701	130	-	32,831	1.66%
	222,519	1,271	-	233,790	1.12%
Mortgage Backed Securities
One to five years	105	7	-	112	5.87%
Six to ten years	2,389	145	-	2,534	4.08%
Over ten years	9,365	147	-	9,512	3.09%
	11,859	299	-	12,158	3.29%
State, county and municipal
Within one year	265	4	-	269	5.47%
One to five years	1,371	39	-	1,410	4.18%
Six to ten years	16,245	681	27	16,899	5.25%
Over ten years	6,690	92	38	6,744	4.81%
	24,571	816	65	25,322	5.08%
Other Investments
CRA Qualified Investment Fund	1,085	-	-	1,085	-%
Other	36	-	-	36	-%
	1,121	-	-	1,121	-%

Total available for sale	$260,070	$ 2,386	$ 65	$262,391	1.58%

HELD TO MATURITY

Government Sponsored Enterprises
One to five years	$ 4,000	$ 3	$ -	$ 4,003	1.03%

State, county and municipal
One to five years	$ 1,097	$ 45	$ -	$ 1,142	4.74%
Six to ten years	7,054	269	-	7,323	5.38%
Over ten years	2,878	44	1	2,921	4.86%
	11,029	358	1	11,386	5.18%

Total held to maturity	$ 15,029	$ 361	$ 1	$ 15,389	4.06%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of June 30, 2011, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available for sale securities component of capital was $1,392, net of deferred income taxes, as of June 30, 2011.

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

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011
AVAILABLE FOR SALE State, county, and municipal HELD TO MATURITY State, county, and municipal	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

	$ 4,609	$ 65	$ -	$ -	$ 4,609	$ 65

	$ 301	$ 1	$ -	$ -	$ 301	$ 1

December 31, 2010
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 132,747 5,882 5,005	$ 973 207 87	$ - 323 -	$ - 17 -	$ 132,747 6,205 5,005	$ 973 224 87
	$ 143,634	$ 1,267	$ 323	$ 17	$ 143,957	$ 1,284
HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,996 4,534	$ 4 110	$ - -	$ - -	1,996 4,534	$ 4 110
Total	$ 6,530	$ 114	$ -	$ -	$ 6,530	$ 114

     Securities classified as available for sale are recorded at fair market value.  At June 2011, there were no available for sale securities in a continuous loss position for twelve months or more.  At December 31, 2010, the Company owned $323 of available for sale securities in a continuous loss position for twelve months or more with $17 of unrealized losses consisting of one municipal security.

     Securities classified as held to maturity are recorded at cost.  At June 30, 2011, and December 31, 2010 there were no held to maturity securities in a continuous loss position for twelve months or more.

       Investment securities with an aggregate par value of $168,071 ($170,996 fair value) at June 30, 2011 and $204,917 ($207,349 fair value) at December 31, 2010 were pledged to secure public deposits and for other purposes required by law.

     For the six-month periods ended June 30, 2011 and 2010, there were no sales of available for sale securities.  During all of 2010 $20,758 of par value available for sale securities were sold for a gain of $993.

NOTE 3 - INVESTMENT SECURITIES, Continued

     For the six-month periods ended June 30, 2011 and 2010, there were no sales of held to maturity securities.  During all of 2010, the Company sold $2,255 par value ($2,370 fair value) of held to maturity securities, consisting of four securities, for a net gain of $73.  Two of these held to maturity securities, $770 par value ($785 fair value), were sold under exception "a." of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,485 par value ($1,585 fair value), were sold under exception "d." of ASC 320-10-25-6 because the primary regulator of the Company's subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600, including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at June 30, 2011 and December 31, 2010 by major classification:

	June 30,	December 31,
	2011	2010

Real estate loans - mortgage	$ 351,879	$ 362,998
- construction	56,840	63,080
Agricultural loans	4,922	3,282
Commercial and industrial loans	56,187	61,127
Loans to individuals for household,
family and other consumer expenditures	42,606	43,350
All other loans, including overdrafts and
deferred loan costs	452	349
Gross loans	$ 512,886	$ 534,186
Less allowance for loan losses	(12,143)	(11,627)
Net loans	$ 500,743	$ 522,559

     Changes in the allowance for loan losses for the quarters and six month periods ended June 30, 2011 and 2010, and the year ended December 31, 2010 are summarized as follows:

	Quarter Ended		Year Ended	Six-Months Ended
	June 30,		December 31,	June 30,
	2011	2010	2010	2011	2010
Balance, beginning of period	$ 11,803	$ 10,310	$ 9,142	$ 11,627	$ 9,142
Charge-offs:
Commercial, financial, and agricultural	411	1,298	3,273	691	1,995
Real Estate - construction and mortgage	2,251	1,289	7,444	4,213	3,151
Loans to individuals	274	178	899	510	509
Total charge-offs	$ 2,936	$ 2,765	$11,616	$ 5,414	$ 5,655
Recoveries:
Commercial, financial, and agricultural	$ 30	$ 84	$ 259	$ 92	$ 184
Real Estate - construction and mortgage	121	4	73	527	15
Loans to individuals	60	67	372	134	251
Total recoveries	$ 211	$ 155	$ 704	$ 753	$ 450
Net charge-offs	$ 2,725	$ 2,610	$10,912	$ 4,661	$ 5,205
Additions charged to operations	$ 3,065	$ 3,806	$13,397	$ 5,177	$ 7,569
Balance, end of period	$12,143	$11,506	$11,627	$12,143	$11,506

Ratio of net charge-offs during the period	.52%	.46%	1.90%	.89%	.91%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

     At June 30, 2011, December 31, 2010, and June 30, 2010 loans on which no interest was being accrued totaled $25,592, $25,704, and $20,874, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at June 30, 2011, December 31, 2010, and June 30, 2010 were $27,994, $29,074, and $24,815, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at June 30, 2011, December 31, 2010, and June 30, 2010 was $877, $709, and $2,000, respectively.  The Company had $7,147 of foreclosed real estate at June 30, 2011, $5,476 at December 31, 2010, and $3,226 at June 30, 2010.  Loans 90 days past due and still accruing interest totaled $838, $1,042, and $913 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

     At June 30, 2011, December 31, 2010, and June 30, 2010 classified assets, the majority consisting of classified loans, were $66,677, $76,642, and $78,956, respectively.  At June 30, 2011,  December 31, 2010, and June 30, 2010 classified assets represented 67.62%, 78.24%, and 81.80% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

    As of June 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under ASC 310-10 "Receivables" were as follows (tabular amounts in thousands):

	June 30, 2011	December 31, 2010
Total loans considered impaired	$27,994	$ 29,074
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	12,195	8,620
Related allowance established	877	709
Loans considered impaired and previously written down to fair value	15,779	20,454
Loans considered impaired and which are classified as troubled debt restructurings.	20	20
Average investment in impaired loans	28,508	25,241
Interest income recognized on impaired loans during the period of impairment.	211	636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables summarize (in thousands of dollars) commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company's loan portfolios as of June 30, 2011 and December 31, 2010.  The Company utilizes four "Pass" grade categories and the regulatorily defined "Other Assets Especially Mentioned," "Substandard," and "Doubtful" grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. "Other Assets Especially Mentioned (OAEM)" loans have weaknesses and warrant management's close attention.  "Substandard" loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  "Doubtful" loans have a high degree of potential loss, in whole or in part.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended June 30, 2011

	Commercial Other		Commercial Real Estate Construction	Commercial Real Estate - Other
PASS 1		$ 5,102	$ 38	$ 37
PASS 2		16,388	9,772	50,685
PASS 3		13,992	10,304	34,712
PASS 4		14,351	16,884	35,147
OAEM		6,356	9,203	12,630
Substandard		4,920	10,639	16,963
	Total	$ 61,109	$ 56,840	$150,174

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended June 30, 2011

Consumer Real Estate-Residential

PASS 1	$ 771
PASS 2	69,314
PASS 3	47,932
PASS 4	48,151
OAEM	9,770
Substandard	25,767
Total	$ 201,705

The Company had no loans classified as doubtful at June 30, 2011.  The Company does not make loans defined as "sub-prime" loans.

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

The following table summarizes the Company's consumer credit card and all other consumer loans based on performance at June 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	June 30, 2011			December 31, 2010
	Consumer	Consumer		Consumer	Consumer
	Credit Card	Other		Credit Card	Other

Performing	$ 3,084	$39,974	Performing	$ 3,225	$40,429
Non-Performing	-	-	Non-Performing	-	-

Total	$ 3,084	$39,974	Total	$ 3,225	$40,429

 The Company had no consumer credit card or other consumer loans classified as "Non-Performing" at June 30, 2011 or December 31, 2010.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six-Months Ended June 30, 2011

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627
Charge-offs	(691)	(2,072)	(510)	(2,141)	-	(5,414)
Recoveries	92	444	134	83	-	753
Provisions	76	2,489	314	2,408	(110)	5,177
Ending balance	$ 2,253	$ 5,127	$ 1,299	$ 3,464	$ -	$ 12,143

Ending balances:
Individually evaluated
for impairment	$ 65	$ 407	$ -	$ 405	$ -	$ 877

Collectively evaluated
for impairment	$ 2,188	$ 4,720	$ 1,299	$ 3,059	$ -	$ 11,266

Loans receivable:
Ending balance - total	$ 61,109	$ 207,014	$ 43,058	$ 201,705	$ -	$ 512,886

Ending balances:
Individually evaluated
for impairment	$ 1,137	$ 16,921	$ -	$ 9,936	$ -	$ 27,994

Collectively evaluated
for impairment	$ 59,972	$ 190,093	$ 43,058	$ 191,769	$ -	$ 484,892

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 3,309	$ 2,246	$ 1,228	$ 2,344	$ 15	$ 9,142
Charge-offs	(3,273)	(4,639)	(899)	(2,805)	-	(11,616)
Recoveries	259	14	372	59	-	704
Provisions	2,481	6,645	660	3,516	95	13,397
Ending balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627

Ending balances:
Individually evaluated
for impairment	$ -	$ 506	$ -	$ 203	$ -	$ 709

Collectively evaluated
for impairment	$ 2,776	$ 3,760	$ 1,361	$ 2,911	$ 110	$ 10,918

Loans receivable:
Ending balance - total	$ 64,409	$ 215,301	$ 43,654	$ 210,822	$ -	$ 534,186

Ending balances:
Individually evaluated
for impairment	$ 315	$ 19,977	$ -	$ 8,782	$ -	$ 29,074

Collectively evaluated
for impairment	$ 64,094	$ 195,324	$ 43,654	$ 202,040	$ -	$ 505,112

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the performance status of the Company's loan portfolio by collateral type and purpose at June 30, 2011 and December 31, 2010 (tabular amounts in thousands).

							Greater
			Greater				Than
			Than				90 Days
June 30, 2011	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 1,039	$ 431	$ 174	$ 1,644	$ 59,465	$ 61,109	$ 3
Commercial real estate:
Commercial real estate- construction	1,128	828	5,314	7,270	49,570	56,840	20
Commercial real estate- other	849	333	4,447	5,629	144,545	150,174	-
Consumer:
Consumer-residential	3,765	1,629	7,275	12,669	189,036	201,705	644
Consumer-credit cards	36	36	16	88	2,996	3,084	16
Consumer-other	880	332	304	1,516	38,458	39,974	155
Total	$ 7,697	$ 3,589	$ 17,530	$ 28,816	$ 484,070	$ 512,886	$ 838

							Greater
			Greater				Than
			Than				90 Days
December 31, 2010	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 877	$ 564	$ -	$ 1,441	$ 62,968	$ 64,409	$ -
Commercial real estate:
Commercial real estate- construction	1,838	853	7,630	10,321	52,759	63,080	12
Commercial real estate- other	1,146	591	5,856	7,593	144,628	152,221	161
Consumer:
Consumer-residential	3,297	4,237	5,487	13,021	197,801	210,822	695
Consumer-credit cards	36	44	26	106	3,119	3,225	27
Consumer-other	829	373	147	1,349	39,080	40,429	147
Total	$ 8,023	$ 6,662	$ 19,146	$ 33,831	$ 500,355	$ 534,186	$ 1,042

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans, together with nonaccrual loans, are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management's determination of the allowance for loan losses.  The following table outlines Company's loans classified as impaired by collateral type and purpose at June 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Impaired Loans
For the Six-Months Ended June 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 5,709	$ 7,341	$ -	$ 6,444	$ 4
Commercial real estate-other	6,135	6,158	-	7,520	66
Commercial and industrial	931	931	-	534	13
Consumer-residential	3,024	3,046	-	4,722	56

With an allowance recorded:
Commercial real estate-construction	$ 2,160	$ 3,192	$ 235	$ 2,922	$ 13
Commercial real estate-other	2,916	3,164	172	1,226	-
Commercial and industrial	207	207	65	35	-
Consumer-residential	6,912	8,797	405	5,105	59

Total:
Commercial real estate-construction	$ 7,869	$ 10,533	$ 235	$ 9,366	$ 17
Commercial real estate-other	9,051	9,322	172	8,746	66
Commercial and industrial	1,138	1,138	65	569	13
Consumer-residential	9,936	11,843	405	9,827	115
	$ 27,994	$ 32,836	$ 877	$ 28,508	$ 211

Impaired Loans
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 6,563	$ 7,977	$ -	$ 8,210	$ 27
Commercial real estate-other	7,952	7,975	-	4,495	294
Commercial and industrial	315	315	-	314	13
Consumer-residential	4,455	4,743	-	4,648	211

With an allowance recorded:
Commercial real estate-construction	$ 4,138	$ 6,175	$ 419	$ 3,799	$ 32
Commercial real estate-other	1,324	1,705	87	729	23
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,327	4,947	203	3,046	36

Total:
Commercial real estate-construction	$ 10,701	$ 14,152	$ 419	$ 12,009	$ 59
Commercial real estate-other	9,276	9,680	87	5,224	317
Commercial and industrial	315	315	-	314	13
Consumer-residential	8,782	9,690	203	7,694	247
	$ 29,074	$ 33,837	$ 709	$ 25,241	$ 636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table outlines the Company's loans on nonaccrual status by collateral type and purpose at June 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Loans on Nonaccrual Status

	June 30,	December 31,
	2011	2010
Commercial	$ 987	$ 315
Commercial real estate:
Commercial real estate construction	6,638	9,711
Commercial real estate - other	9,152	9,250

Consumer:
Consumer-credit card	-	-
Consumer-other	148	-

Residential:
Residential	8,667	6,428
Total	$ 25,592	$ 25,704

     The total amount of interest earned on nonaccrual loans was $114 and $408 for the six-month periods ended June 30, 2011 and 2010, respectively.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $1,018 and $1,847 for the six-month periods ended June 30, 2011 and 2010, respectively.  Foregone interest on nonaccrual loans totaled $904 and $1,439 for the six-month periods ended June 30, 2011 and 2010, respectively.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status.  Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company recognized $46 of interest on a cash basis on one loan relationship consisting of four nonaccrual loans totaling $1,951 during the six-month period ended June 30, 2011.  The Company did not recognize interest income on nonaccrual loans on a cash basis during any of 2010.

     At June 30, 2011 and December 31, 2010 the amount of loans ninety days or more past due and still accruing interest totaled $838 and $1,042, respectively.  Loans ninety days or more past due and still accruing interest consist primarily of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

     At June 30, 2011 and December 31, 2010 classified assets, the majority consisting of classified loans, were $66,667 and $76,642, respectively.  At June 30, 2011 and December 31, 2010 classified assets represented 67.62% and 78.24% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

     The Company had no loans classified as troubled debt restructurings at June 30, 2011 and December 31, 2010.  The Company does anticipate that a portion of its loans classified as impaired will be re-classified as troubled debt restructurings under ASU 2011-02 issued by the FASB in April 2011.  The Company is evaluating the re-classifications for the third quarter of 2011.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at June 30, 2011 and December 31, 2010 is summarized as follows:
	June 30,	December 31,
	2011	2010
Land and buildings	$ 26,386	$ 26,386
Furniture, fixtures and equipment	9,007	8,897
Construction in progress	139	-
	$ 35,532	$ 35,283
Less accumulated depreciation and amortization	13,843	13,195
	$ 21,689	$ 22,088

     Depreciation and amortization of bank premises and equipment charged to operating expense was $717 and $746 for the six-month period ended June 30, 2011 and 2010, respectively, and $1,493 for the year ended December 31, 2010.  The construction in progress is primarily related to an Automated Teller Machine (ATM) kiosk and equipment replacement program at various branch offices and minor renovation at the Company's Operations and Administration Center and its branch office located at 309 Main Street, Conway, S.C.  There is approximately $118 of remaining costs associated with the Company's ATM replacement program.  There are no additional remaining costs for the minor Operations and Administration Center renovation.  There is approximately $32 of remaining costs associated with the Main Street branch office.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At June 30, 2011 and December 31, 2010, certificates of deposit of $100 or more included in time deposits totaled approximately $210,442 and $215,935, respectively.  Interest expense on these deposits was approximately $1,542 for the six-month period ended June 30, 2011 and $4,362 for the year ended December 31, 2010.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At June 30, 2011 and 2010, and December 31, 2010, securities sold under repurchase agreements totaled $82,627, $100,112, and $99,153, respectively.  Securities with a book value of $88,996 ($89,915 fair value), $113,342 ($114,544 fair value), and $117,386 ($117,549 fair value), were used as collateral for the agreements for the same periods, respectively.  The weighted-average interest rate of these agreements was .27 percent, .78 percent, and .46 percent at June 30, 2011 and 2010, and December 31, 2010, respectively.

 The Company had no brokered deposits at any of June 30, 2011, June 30, 2010, or December 31, 2010.

NOTE 8 - LINES OF CREDIT

     At June 30, 2011, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $35,500.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate to the extent collateral is pledged.  The note was secured by bonds with a market value of $3,030 at June 30, 2011 and $3,084 at June 30, 2010.  The amount outstanding under the note totaled $1,444, $498,and $2,324 at June 30, 2011 and 2010, and December 31, 2010, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $49,146 secured by a lien on the Bank's 1-4 family mortgage loans. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at June 30, 2011 or at December 31, 2010.  At June 30, 2010, the Company had $10,000 in borrowing under the agreement.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the six months ended June 30, 2011 and June 30, 2010 on pretax income/(loss) of $422 and $(660) totaled $10 and $(397), respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state income tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports on Form 10-K.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at June 30, 2011.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2011
Loan Commitments	$ 37,052
Standby letters of credit	1,349

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the six-month period ended June 30, 2011 and 2010, and the year ended December 31, 2010, $201, $193, and $388, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of June 30, 2011 (Dollar amounts in thousands):

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,750	17.22%	$43,552	8.0%

Tier 1 Capital (to risk weighted assets)	86,880	15.96	21,776	4.0

Tier 1 Capital (to average assets)	86,880	9.37	37,083	4.0
Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,327	17.14%	$43,549	8.0%	$54,436	10.0%

Tier 1 Capital (to risk weighted assets)	86,457	15.88	21,774	4.0	32,662	6.0

Tier 1 Capital (to average assets)	86,457	9.33	37,082	4.0	46,352	5.0

     In addition to the regulatory capital requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC.  Those required ratios are:  Tier 1 capital to average assets - 8.5%; Tier 1 capital to risk weighted assets - 12.0%; and total capital to risk weighted assets - 14.0%.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011 Carrying Fair		December 31, 2010 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve        balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
U.S. Treasury demand notes	Amount $ 65,869 24,000 262,391 15,029 2,302 500,743 736,846 82,626 1,444	Value $ 65,869 24,000 262,391 15,389 2,302 505,512 735,864 82,626 1,444	Amount $ 32,517 14,000 275,381 20,678 2,729 522,559 718,140 99,153 2,324	Value $ 32,517 14,000 275,381 20,784 2,729 527,787 716,733 99,153 2,324
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 37,052		$ 38,343
Standby letters of credit	1,349		1,577

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  For example, this category generally includes impaired loans, other real estate owned, certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

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

Impaired Loans

     Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 3 measurement.

Other Real Estate Owned (OREO)

     Other real estate owned is adjusted to fair value upon transfer of the loans to other real estate owned by foreclosure or deed-in-lieu of foreclosure.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as nonrecurring Level 3 measurement.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for June 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands):

June 30, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities
Government Sponsored Enterprises	$ -	$ 223,790	$ -
State, County, and Municipal	-	25,322	-
Mortgage backed securities	-	12,158	-
Other	-	1,121	-
Total	$ -	$ 262,391	$ -

December 31, 2010

Available for sale securities
Government Sponsored Enterprises	$ -	$ 244,497	$ -
State, County, and Municipal	-	19,475	-
Mortgage backed securities	-	10,308	-
Other	-	1,101	-
Total	$ -	$ 275,381	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2011 and December 31, 2010 for which a non-recurring change in fair value was recorded during the six months and year ended June 30, 2011 and December 31, 2010.

June 30, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ -	$ 7,147
Impaired loans	-	-	27,117
	$ -	$ -	$ 34,264

December 31, 2010

Other real estate owned	$ -	$ -	$ 5,476
Impaired loans	-	-	28,365
	$ -	$ -	$ 33,841

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	June 30,
ASSETS	2011	2010
Cash	$ 387	$ 914
Investment in subsidiary	87,849	86,496
Other assets	36	37
	$ 88,272	$ 87,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$ 88,272	$ 87,447
	$ 88,272	$ 87,447

CONDENSED STATEMENTS OF INCOME/(LOSS) (Unaudited)
	For the six-month period ended June 30,
	2011	2010
Equity in net income/(loss) of subsidiary	$ 507	$ (158)
Other expenses	(95)	(105)
NET INCOME/(LOSS)	$ 412	$ (263)

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month and six-month periods ending June 30, 2011 and 2010 and the year ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 9.1% from $564,004 at June 30, 2010 to $512,886 at June 30, 2011, and decreased 4.0%, from $534,186 at December 31, 2010 to $512,886 at June 30, 2011.  Loans decreased as a percentage of total assets from 60.4% to 56.2% from June 30, 2010 to June 30, 2011 and decreased from 58.6% to 56.2% from December 31, 2010 to June 30, 2011.  Loan demand in our market area has continued to soften during the period due to the continued subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 29.3% at June 30, 2010 to 32.9% at June 30, 2011, a reflection of continued soft loan demand coupled with higher levels of deposits.  Securities and federal funds sold decreased as a percentage of total assets from 34.0% at December 31, 2010 to 32.9% at June 30, 2011, as management temporarily increased cash and due from banks.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 12.0% at June 30, 2010 to 13.4% at June 30, 2011, and increased from 11.8% at December 31, 2010 to 13.4% at June 30, 2011.  Management attributes these increases to new account openings resulting from the acquisition of competitors and the introduction of new fee structures by competitors. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits, as a percent of total assets, increased from 66.3% of total assets at June 30, 2010 to 67.3% at June 30, 2011, and increased from 66.9% at December 31, 2010 to 67.3% at June 30, 2011.  Securities sold under agreement to repurchase decreased from 10.7% of total assets at June 30, 2010 to 9.0% at June 30, 2011, and decreased from 10.9% of total assets at December 31, 2010 to 9.0% at June 30, 2011.  Management anticipates that securities sold under agreement to repurchase will further decline over time as a percent of total assets due, in part to new wholesale funding limitations implemented by the Company during the second quarter of 2011.  Other short-term borrowings decreased from .3% of total assets at December 31, 2010 to .2% at June 30, 2011 and decreased from 1.1% at June 30, 2010 to .2% at June 30, 2011.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of June 30, 2011 and June 30, 2010 and December 31, 2010:

	June 30,		December 31,
Assets:	2011	2010	2010
Earning assets:
Loans	56.2%	60.4%	58.6%
Securities held to maturity	1.6	3.6	2.3
Securities available for sale	28.7	24.2	30.2
Federal funds sold and securities purchased under agreement to resell	2.6	1.5	1.5
Other earning assets	4.8	4.4	1.6
Total earning assets	93.9	94.1	94.2
Other assets	6.1	5.9	5.8
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.3%	66.3%	66.9%
Federal funds purchased and securities sold under agreement to repurchase	9.0	10.7	10.9
Other short-term borrowings	.2	1.1	.3
Total interest-bearing liabilities	76.5	78.1	78.1
Noninterest-bearing deposits	13.4	12.0	11.8
Other liabilities	.4	.5	.6
Stockholders' equity	9.7	9.4	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended June 30, 2011 and 2010 were $30 and $(220) respectively, resulting in a return on average assets of .01% and (.09)% and a return on average stockholders' equity of .14% and (1.01)%, respectively.

Earnings/(losses) for the six-month periods ended June 30, 2011 and 2010 were $412 and $(263) respectively, resulting in a return on average assets of .09% and (.06)% and a return on average stockholders' equity of .94% and (.60)%, respectively.

The increase in earnings for the three-month and six-month periods ended June 30, 2011 is primarily attributable to a decrease in provision for loan losses, partially offset by a decline in noninterest income, increased noninterest expenses, increased income taxes, and a decline in net interest income for the six-month period ended June 30, 2011 (See Net Income - Net Interest Income, Net Income - Provision for Loan Losses,  Net Income - Noninterest Expenses, and Net Income-Income Taxes).  The losses for the three-month and six-month periods ended June 30, 2010 were primarily attributable to a decline in net interest income and increased provision for loan losses. (See Net Income-Net Interest Income and Net Income - Provision for Loan Losses).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2011, but above the level of income experienced for 2010.  Total assets decreased $20,747 or 2.2% to $913,371 at June 30, 2011 from $934,118 at June 30, 2010. The following table sets forth the financial highlights for the three-month and six-month periods ended at June 30, 2011 and June 30, 2010:

CNB Corporation and Subsidiary

FINANCIAL HIGHLIGHTS

		Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
		2011	2010	Percent Increase (Decrease)	2011	2010	Percent Increase (Decrease)
	Net interest income	$ 7,681	$ 7,583	1.3%	$15,156	$15,250	(.6)%
	Provision for loan losses	3,065	3,806	(19.5)	5,177	7,569	(31.6)
	Net interest income after provision for loan losses	4,616	3,777	22.2	9,979	7,681	29.9
	Income/(loss) before income taxes	(64)	(390)	83.6	422	(660)	163.9
	Net income/(loss)	30	(220)	113.6	412	(263)	256.7
	Per share	.02	(.13)	115.4	.25	(.16)	256.3
	Cash dividends declared	-	-	-	-	-	-
	Per share	-	-	-	-	-	-
	Total assets	913,371	934,118	(2.2)	913,371	934,118	(2.2)
	Total deposits	736,846	730,819.8		736,846	730,819.8
	Loans	512,886	564,004	(9.1)	512,886	564,004	(9.1)
	Investment securities and securities available for sale	277,420	259,877	6.8	277,420	259,877	6.8
	Stockholders' equity	88,272	87,447.9		88,272	87,447.9
	Book value per share	53.03	52.21	.2	53.03	52.21	.2
	Ratios:
	Annualized return on average total assets(1)	.01%	(.09)%	111.1%	.09%	(.06)%	250.0%
	Annualized return on average stockholders' equity(1)	.14%	(1.01)%	113.9%	.94%	(.60)%	256.7%

(1)	For the three-month period ended June 30, 2011, average total assets amounted to $928,208 with average stockholders' equity totaling $87,828 for the same period.
(2)	For the six-month period ended June 30, 2011, average total assets amounted to $928,323 with average stockholders' equity totaling $87,515 for the same period.

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

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates.  However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the bank's interest rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment on which the interest rate can be repriced either up or down within a certain time interval. A rate sensitive liability (RSL) is an interest paying deposit or other liability on which the interest rate can be repriced either up or down within a certain time interval.  When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. Management believes that a 200 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within Bank guidelines.  The Board of Directors has established policies and procedures for the proper management of assets and liabilities within risk tolerances acceptable to the Board including the establishment of acceptable interest rate sensitivity guidelines for the impact on net interest income and the economic value of equity resulting from a 100 to 400 basis point change in market rates over a 12 month period.

The Bank maintained net interest margins for the three-month and six-month periods ended June 30, 2011, of 3.60% and 3.55%, respectively, and 3.52% and 3.54%, respectively, for the same periods in 2010, as compared to management's long-term target of 4.20%.  Although slightly improved from 2010 to 2011, net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during the remainder of 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels, which do not enhance net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this environment.  Additionally, competition in the Bank's specific market remains significant, as new competitors seek market share, other competitors attempt to reduce their dependence on wholesale funding, and all competitors seek to attract a diminishing pool of quality loans through aggressive pricing. These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates and decreasing yields on loans.  Moreover, the Bank, like the industry in general, is experiencing a historically high level of non-performing assets. The loss of interest income from these assets has negatively impacted net interest margin.  The impact of these assets on net interest margin should diminish as the level of these assets declines over time.

Fully-tax-equivalent net interest income for the three-month period ended June 30, 2011 was $7,828, an increase of 1.2% from the $7,738 attained for the three-month period ended June 30, 2010.  For the same periods, total fully-tax-equivalent interest income decreased by 9.9% to $9,251 from $10,270 and total interest expense decreased by 43.8% to $1,423 from $2,532.  Fully-tax-equivalent net interest income as a percentage of average total earning assets increased 2.3% to 3.60% for the three-month period ended June 30, 2011 from 3.52% for the three-month period ended June 30, 2010.

Fully-tax-equivalent net interest income for the six-month period ended June 30, 2011 was $15,438, a decrease of .8% from the $15,556 attained for the six-month period ended June 30, 2010.  For the same periods, total fully-tax-equivalent interest income decreased by 11.1% to $18,509 from $20,821 and total interest expense decreased by 41.6% to $3,071 from $5,255.  Fully-tax-equivalent net interest income as a percentage of average total earning assets increased .3% to 3.55% for the six-month period ended June 30, 2011 from 3.54% for the six-month period ended June 30, 2010.

 The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and six-month periods ended June 30, 2011 and 2010, and a summary of changes in net interest income resulting from changes in volume and changes in rate for the three-month and six-month periods ended June 30, 2011 and 2010.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 6/30/11			Three Months Ended 6/30/10
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$519,462	$ 7,903	6.09%	$565,903	$ 8,621	6.09%
Securities:
Taxable	255,210	859	1.35	217,312	1,144	2.11
Tax-exempt	33,560	433	(2) 5.16	32,911	456	(2) 5.54
Federal funds sold	14,110	8.23		13,879	9.26
Other earning assets	46,609	48.41		49,871	40.32
Total earning assets	868,951	9,251	4.26	879,876	10,270	4.67
Other assets	59,257			59,196
Total assets	$928,208			$939,072

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$621,857	1,359.87		$619,077	2,264	1.46
Fed funds purchased and securities sold under agreement to repurchase	94,771	64.27		109,049	221.81
Other short-term borrowings	1,259	-	-	11,014	47	1.71
Total interest-bearing liabilities	$717,887	$ 1,423.79		$739,140	$ 2,532	1.37
Noninterest-bearing deposits	117,502			106,374
Other liabilities	4,991			6,017
Stockholders' equity	87,828			87,541
Total liabilities and stockholders' equity	$928,208			$939,072
Net interest income as a percent of total
earning assets	$868,951	$ 7,828	3.60	$879,876	$ 7,738	3.52

Ratios:
Annualized return on average total assets			.01			(.09)
Annualized return on average stockholders' equity			.14			(1.01)
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.46			9.32
Average total deposits			11.88			12.07
Average loans			16.91			15.47
Average earning assets as a percent of
average total assets			93.62			93.70

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $121 and $122 are included in the above interest income for June 30, 2011 and 2010, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $25,593 and $20,874 for June 30, 2011 and 2010, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $147 and $155 for June 30, 2011 and 2010, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Six Months Ended 6/30/11			Six Months Ended 6/30/10
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$524,752	$ 15,894	6.06%	$570,465	$ 17,556	6.15%
Securities:
Taxable	252,433	1,704	1.35	208,900	2,251	2.16
Tax-exempt	31,804	829	(2) 5.21	33,235	929	(2) 5.59
Federal funds sold	13,421	15.22		13,940	17.24
Other earning assets	46,959	67.29		51,690	68.26
Total earning assets	869,369	18,509	4.26	878,230	20,821	4.74
Other assets	58,954			57,683
Total assets	$928,323			$935,913

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$619,996	2,911.94		$615,989	4,681	1.52
Fed funds purchased and securities sold under agreement to repurchase	100,340	160.32		109,632	470.86
Other short-term borrowings	1,114	-	-	12,701	104	1.64
Total interest-bearing liabilities	$721,450	$ 3,071.85		$738,322	$ 5,255	1.42
Noninterest-bearing deposits	114,169			103,796
Other liabilities	5,189			5,971
Stockholders' equity	87,515			87,824
Total liabilities and stockholders' equity	$928,323			$935,913
Net interest income as a percent of total
earning assets	$869,369	$ 15,438	3.55	$878,230	$ 15,566	3.54

Ratios:
Annualized return on average total assets			.09			(.06)
Annualized return on average stockholders' equity			.94			(.60)
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.43			9.38
Average total deposits			11.92			12.20
Average loans			16.68			15.40
Average earning assets as a percent of
average total assets			93.65			93.85

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $247 and $278 are included in the above interest income for June 30, 2011 and 2010, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $25,593 and $20,784 for June 30, 2011 and 2010, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $282 and $316 for June 30, 2011 and 2010, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended June 30, 2011 and 2010

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011(3)	2010(3)	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$519,462	$565,903	6.09%	6.09%	$ 7,903	$ 8,621	$ (718)	$ (11)	$ (707)
Investment securities:
Taxable	255,210	217,312	1.35%	2.11%	859	1,144	(285)	(413)	128
Tax-exempt (2)	33,560	32,911	5.16%	5.54%	433	456	(23)	(31)	8
Federal funds sold	14,110	13,879.23%		.26%	8	9	(1)	(1)	-
Other Earning Assets	46,609	49,871.41%		.32%	48	40	8	11	(3)

Total Earning Assets	$868,951	$879,876	4.26%	4.67%	$ 9,251	$10,270	$ (1,019)	$ (445)	$ (574)

Interest-bearing Liabilities:

Interest-bearing deposits	$621,857	$619,077.87%		1.46%	$ 1,359	$ 2,264	$ (905)	$ (911)	$ 6
Fed funds purchased and securities
sold under agreement to repurchase	94,771	109,049.27%		.81%	64	221	(157)	(147)	(10)
Other short-term borrowings	1,259	11,014	-%	1.71%	-	47	(47)	(47)	-

Total Interest-bearing Liabilities	717,887	739,140.79%		1.37%	1,423	2,532	(1,109)	(1,105)	(4)
Interest-free Funds Supporting
Earning Assets	151,064	140,736

Total Funds Supporting Earning Assets	$868,951	$879,876.66%		1.15%	$ 1,423	$ 2,532	$ (1,109)	$ (1,105)	$ (4)

Interest Rate Spread			3.47%	3.30%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.13%	.22%
Net Yield on Earning Assets			3.60%	3.52%	$ 7,828	$ 7,738

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Six Months Ended June 30, 2011 and 2010

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011(3)	2010(3)	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$524,752	$570,465	6.06%	6.15%	$15,894	$ 17,556	$ (1,662)	$ (277)	$(1,385)
Investment securities:
Taxable	252,433	208,900	1.35%	2.16%	1,704	2,251	(547)	(841)	294
Tax-exempt (2)	31,804	33,235	5.21%	5.59%	829	929	(100)	(63)	(37)
Federal funds sold	13,421	13,940.22%		.24%	15	17	(2)	(1)	(1)
Other Earning Assets	46,959	51,690.29%		.26%	67	68	(1)	5	(6)

Total Earning Assets	$869,369	$878,230	4.26%	4.74%	$18,509	$20,821	$ (2,312)	$(1,177)	$(1,135)

Interest-bearing Liabilities:

Interest-bearing deposits	$619,996	$615,989.94%		1.52%	$ 2,911	$ 4,681	$ (1,770)	$(1,789)	$ 19
Fed funds purchased and securities
sold under agreement to repurchase	100,340	109,632.32%		.86%	160	470	(310)	(295)	(15)
Other short-term borrowings	1,114	12,701	-%	1.64%	-	104	(104)	(104)	-

Total Interest-bearing Liabilities	721,450	738,322.85%		1.42%	3,071	5,255	(2,184)	(2,188)	4
Interest-free Funds Supporting
Earning Assets	147,919	139,908

Total Funds Supporting Earning Assets	$869,369	$878,230.71%		1.20%	$ 3,071	$ 5,255	$ (2,184)	$ (2,188)	$ 4

Interest Rate Spread			3.41%	3.32%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.14%	.22%
Net Yield on Earning Assets			3.55%	3.54%	$15,438	$15,566

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

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $3,065 for the three-month period ended June 30, 2011 and $3,806 for the three-month period ended June 30, 2010.  This decline in the provision for loan losses is primarily due to declining total classified assets.  Net loan charge-offs totaled $2,725 for the three-month period ended June 30, 2011 and $2,610 for the same period in 2010.  Although the provision for loan losses decreased for the three-month period ended June 30, 2011 as compared to the same period in 2010, both the provision for loan losses and net loan charge-offs remain historically high and reflect continued difficulties in local real estate markets.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.42% at June 30, 2011 and was 2.08% at June 30, 2010.

The provision for loan losses was $5,177 for the six-month period ended June 30, 2011 and $7,569 for the six-month period ended June 30, 2010.  Loan charge-offs, net of recoveries totaled $4,661 for the six-month period ended June 30, 2011 and $5,205 for the same period in 2010.  The decreased provision during the six-month period ended June 30, 2011 reflects declining total classified assets and lower net loan charge-offs for the first half of 2011.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at June 30, 2011 and 2010 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2010, some markedly. During the fourth quarter of 2010 the increasing trend in impaired loans leveled while classified assets, as a percent of capital, declined, and foreclosed real estate increased.  These trends continued during the three and six-month periods ended June 30, 2011.  Although the levels of problem loans, foreclosed real estate and total classified assets remain at historically high levels, the Company is experiencing positive trends, and management considers all such levels manageable. One factor which contributes, in part, to higher levels of classified assets is the local market's high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Additionally, the judiciary imposes sanctions and additional procedural requirements related to foreclosure proceedings from time to time.  Management recognizes the potential for continued difficult economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to need to make above average provisions through 2011.

NET INCOME/(LOSS) (continued)

Securities Transactions - At June 30, 2011, December 31, 2010, and June 30, 2010 total market value appreciation in the investment portfolio totaled $2,678, $(119), and $2,854, respectively.  As indicated, the market values of the Company's investment portfolio decreased from June 30, 2010 to December 31, 2010, and increased from December 31, 2010 to June 30, 2011.  The yield curve has generally normalized during the period commencing with the first reduction in interest rates in October 2007 through June 30, 2011, although the current yield curve in total and particularly short-term interest rates remain at historically low levels.

The Company had no sales of investment securities during the six-month period ended June 30, 2011.  For all of 2010, the Company sold securities primarily to restructure its investment in longer-term municipal securities in order to remove from the portfolio municipal securities which had lost their rating, and to reduce the level of exposure to individual municipal securities issuers in response to increased regulatory scrutiny related to capital and its components (See Note 3 to the financial statements - Investment Securities).  The increase in the total market value of the investment portfolio during the three and six-month periods ended June 30, 2011 is attributable to general fluctuations in bond prices.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation in the investment portfolio for the three and six-month periods ended June 30, 2011 and 2010 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income decreased by 16.2% to $1,511 for the three-month period ended June 30, 2011 from $1,803 for the three-month period ended June 30, 2010.  Noninterest income decreased by 10.3% to $2,902 for the six-month period ended June 30, 2011, from $3,234 for the six-month period ended June 30, 2010.  The decreases in noninterest income for the three and six-month periods ended June 30, 2011 were primarily attributable to a decline of service charges on deposit accounts and a decline in gains on sales of investment securities, the latter being generally nonrecurring.

Noninterest Expenses - Noninterest expenses increased by 3.7% to $6,191 for the three-month period ended June 30, 2011 from $5,970 for the three-month period ended June 30, 2010.  The major components of noninterest expenses are salaries and employee benefits, which decreased 4.5% to $3,196 from $3,347; occupancy expense which increased .1% to $825 from $814; examination and professional fees which increased 26.5% to $291 from $230; FDIC deposit insurance assessments which increased 20.5% to $352 from $292; net cost of operation of other real estate owned which increased 796.8% to $556 from $62; and other operating expenses which decreased by 20.7% to $971 from $1,225.

Noninterest expenses increased by 7.6% to $12,459 for the six-month period ended June 30, 2011 from $11,575 for the six-month period ended June 30, 2010.  The major components of noninterest expenses are salaries and employee benefits, which decreased 2.1% to $6,619 from $6,758; occupancy expense which increased 2.4% to $1,655 from $1,616; examination and professional fees which increased 39.5% to $547 from $392; FDIC deposit insurance assessments which increased 22.3% to $708 from $579; net cost of operation of other real estate owned which increased 625.9% to $842 from $116; and other operating expenses which decreased by 1.2% to $2,088 from $2,114.

Income Taxes - Provisions for income taxes increased 44.7% to a benefit of $(94) for the three-month period ended June 30, 2011 from a benefit of $(170) for the three-month period ended June 30, 2010.  Income/(loss) before income taxes less interest on tax-exempt investment securities and holding company expenses increased 51.6% to $(316) for the three-month period ended June 30, 2011 from $(653) for the same period in 2010. The Company discontinued the consolidation of holding company expenses in its determination of taxable income and has taken a 100% valuation allowance on existing holding company net operating loss carry- forwards.

Income Taxes - Provisions for income taxes increased 102.5% to $10 for the six-month period ended June 30, 2011 from a benefit of $(397) for the six-month period ended June 30, 2010.  Income before income taxes less interest on tax-exempt investment securities and holding company expenses increased 97.4% to $(30) for the six-month period ended June 30, 2011 from $(1,171) for the same period in 2010. The Company discontinued the consolidation of holding company expenses in its determination of taxable income and has taken a 100% valuation allowance on existing holding company net operating loss carry-forwards.

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

LIQUIDITY (continued)

The table below summarizes future contractual obligations as of June 30, 2011 (in thousands).

	At June 30, 2011
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$304,041	$52,684	$9,005	$12,723	$ 473	$378,926
Borrowings	84,070	-	-	-	-	84,070

Total	$388,111	$52,684	$9,005	$12,723	$ 473	$462,996

 CAPITAL RESOURCES

Total stockholders' equity was $88,272 and $86,333 at June 30, 2011 and December 31, 2010, representing 9.66% and 9.47% of total assets, respectively.  At June 30, 2011, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements.

REGULATORY ACTIONS

On June 7, 2011, the Bank entered into a formal agreement with the OCC requiring the Bank to take specified actions with respect to the operation of the Bank. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The agreement was filed as an exhibit to a Current Report on Form 8-K filed June 10, 2011.  Although the execution and filing of the agreement is recent, the Company believes the Bank is working diligently to appropriately respond to all of the terms of the formal agreement, including implementing plans and programs within the timeframes required by the agreement.

On June 16, 2011, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond ("FRB"). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions that would reduce its ability to serve as a source of strength for the Bank by dissipating its assets, such as payment of dividends to shareholders, or that would make changes in senior management.  The Company believes it is in compliance with the memorandum of understanding with the FRB as of June 30, 2011.

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

PART II

Item 6. EXHIBITS

All exhibits, the filing of which are required with this Form, are listed below

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Corporation
(Registrant)

/s/L. Ford Sanders, II
L. Ford Sanders, II
Executive Vice President,
Treasurer, and Chief Financial Officer

Date:  August 9, 2011

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.