Form 10-Q
period 2011-09-30
CNB CORP /SC/
filed 2011-11-09
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 1,661,912 shares of common stock, par value $5 per share, November 1, 2011.

CNB Corporation
Page

Forward-Looking Statements	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2011, December 31, 2010, and September 30, 2010	2

Condensed Consolidated Statements of Income/(Loss) for the Nine Months Ended September 30, 2011 and 2010	3

Condensed Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29-39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

SIGNATURE	40

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$ 26,742	$ 20,699	$ 23,593
Due from Federal Reserve Bank, balance in excess of requirement	60,989	11,818	28,051
Federal funds sold	13,000	14,000	14,000
Total cash and cash equivalents	100,731	46,517	65,644
Investment securities available for sale	306,324	275,381	259,811
(Amortized cost of $302,883 at September 30, 2011, $275,606 at
December 31, 2010, and $257,773 at September 30, 2010)
Investment securities held to maturity	11,019	20,678	34,915
(Fair values of $11,700 at September 30, 2011, $20,784 at December 31, 2010, and $35,450 at September 30, 2010)
Other investments	2,092	2,729	2,832
Loans:
Total loans	494,014	534,186	548,041
Less allowance for possible loan losses	(12,126)	(11,627)	(12,431)
Net loans	481,888	522,559	535,610
Bank premises and equipment	21,445	22,088	22,443
Other real estate owned	8,525	5,476	5,297
Accrued interest receivable	4,178	4,650	4,812
Other assets	9,341	11,193	10,978
Total assets	$945,543	$911,271	$942,342

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing	$131,331	$ 108,031	$105,555
Interest-bearing	624,089	610,109	635,565
Total deposits	755,420	718,140	741,120
Securities sold under agreement to repurchase	95,151	99,153	103,623
United States Treasury demand notes	1,561	2,324	741
Federal Home Loan Bank advances	-	-	5,000
Other liabilities	4,267	5,321	5,501
Total liabilities	856,399	824,938	855,985

Stockholders' equity:
Common stock, par value $5 per share; authorized 3,000,000;	8,309	8,323	8,332
issued 1,661,913 at September 30, 2011, 1,664,622 at December
31, 2010, and 1,666,449 at September 30, 2010.
Capital in excess of par value of stock	50,343	50,486	50,613
Retained earnings	28,452	27,660	26,190
Accumulated other comprehensive income/(loss)	2,040	(136)	1,222
Total stockholders' equity	89,144	86,333	86,357
Total liabilities and stockholders' equity	$945,543	$911,271	$942,342

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income/(Loss) (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Income:	2011	2010	2011	2010
Interest and fees on loans	$ 7,721	$ 8,524	$ 23,615	$ 26,080
Interest on investment securities:
Taxable investment securities	802	1,069	2,506	3,320
Nontaxable investment securities	301	312	848	925
Interest on federal funds sold and Federal Reserve Bank	43	40	111	117
balances in excess of required balance
Other interest income	4	3	18	11
Total interest income	8,871	9,948	27,098	30,453

Interest Expense:
Interest on deposits	1,227	2,124	4,138	6,805
Interest on securities sold under agreement to repurchase	64	184	224	654
Interest on other short-term borrowings	-	37	-	141
Total interest expense	1,291	2,345	4,362	7,600

Net interest income	7,580	7,603	22,736	22,853
Provision for loan losses	2,296	4,379	7,473	11,948
Net interest income after provision for loan losses	5,284	3,224	15,263	10,905

Noninterest income:
Service charges on deposit accounts	830	892	2,442	2,698
Gains on sale of securities	-	910	-	1,066
Other operating income	930	532	2,220	1,804
Total noninterest income	1,760	2,334	4,662	5,568

Noninterest expenses:
Salaries and employee benefits	3,570	3,391	10,189	10,149
Occupancy expense	820	859	2,475	2,475
Examination and professional fees	237	278	784	670
FDIC deposit insurance assessments	359	297	1,067	876
Net cost of operation of other real estate owned	624	300	1,466	416
Other operating expenses	1,057	818	3,145	2,932
Total noninterest expenses	6,667	5,943	19,126	17,518

Income/(loss) before income taxes	377	(385)	799	(1,045)
Income tax provision/(benefit)	(3)	(217)	7	(614)
Net income/(loss)	$ 380	$ (168)	$ 792	$ (431)

Per Share Data

Net income/(loss) per weighted average shares outstanding	$ .23	$ (.10)	$ .48	$ (.26)

Book value per actual number of shares outstanding	$ 53.64	$ 51.82	$ 53.64	$ 51.82

Weighted average number of shares outstanding	1,664,344	1,668,854	1,664,526	1,673,716

Actual number of shares outstanding, end of period	1,661,913	1,666,449	1,661,913	1,666,449

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Net income/(loss)	$ 380	$ (168)	$ 792	$ (431)

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains during period, net	648	320	2,176	889

Reclassification adjustment for gains included in net income, net	-	(573)	-	(672)

Net other comprehensive income/(loss)	$ 1,028	$ (421)	$ 2,968	$ (214)

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Common Stock:
($5 par value, 3,000,000 shares authorized)
Balance, January 1	$ 8,323	$ 8,386
Issuance of Common Stock	2	1
Repurchase of Common Stock	(16)	(55)
Balance at end of period	8,309	8,332

Capital in excess of par value of stock
Balance, January 1	50,486	51,418
Issuance of Common Stock	24	19
Repurchase of Common Stock	(167)	(824)
Balance at end of period	50,343	50,613

Retained earnings:
Balance, January 1	27,660	26,620
Net Income/(loss)	792	(431)
Balance at end of period	28,452	26,190

Net unrealized holding gains/(losses) on securities:
Balance, January 1	(136)	1,005
Change in net unrealized gains/(losses), net	2,176	217
Balance at end of period	2,040	1,222

Total stockholders' equity	$89,144	$86,357

Note: Columns may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net Income/(Loss)	$ 792	$ (431)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	1,062	1,144
Provision for loan losses	7,473	11,948
Provision for deferred income taxes	(360)	(1,476)
Net discount accretion and premium amortization on investment securities	1,445	994
Gain on sale of investment securities	-	(1,066)
(Gain)/loss on sale of foreclosed assets	228	(15)
Write-down of foreclosed assets	716	243
Decrease in accrued interest receivable	472	686
Decrease in other assets	761	720
Decrease in other liabilities	(1,054)	(40)
Net cash provided by operating activities	11,535	12,707

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	-	21,889
Proceeds from sale of investment securities held to maturity	-	2,322
Proceeds from maturities/calls of investment securities available for sale	165,541	146,338
Proceeds from maturities/calls of investment securities held to maturity	10,390	10,645
Purchase of investment securities available for sale	(194,273)	(213,042)
Purchase of investment securities held to maturity	(760)	(32,880)
Proceeds from sale of foreclosed assets	2,568	1,911
Net decrease in federal funds sold	1,000	-
Net decrease in loans	26,637	17,282
Sale of equity securities	637	209
Premises and equipment expenditures	(419)	(336)
Net cash provided/(used) for investing activities	11,321	(45,662)

FINANCING ACTIVITIES
Dividends paid	-	(2,096)
Net increase in deposits	37,280	35,850
Net decrease in securities sold under repurchase agreement	(4,002)	(1,031)
Net increase/(decrease) in United States Treasury demand notes	(763)	91
Net decrease in Federal Home Loan Bank advances	-	(10,000)
Common shares purchased	(184)	(879)
Common shares sold	27	20
Net cash provided by financing activities	32,358	21,955

Net increase/(decrease) in cash and due from banks	55,214	(11,000)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	32,517	62,644

CASH AND DUE FROM BANKS, END OF PERIOD	$ 87,731	$ 51,644

CASH PAID FOR:
Interest	$ 5,681	$ 7,848
Income taxes	$ 407	$ 789

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Change in unrealized gain/loss on securities available for sale	$ 3,627	$ 362
Real estate acquired through foreclosure	$ 6,670	$ 5,814
Change in dividends payable	$ -	$ -

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,664,526shares for the nine-month period ended September 30, 2011 and 1,673,716 for the nine-month period ended September 30, 2010.

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

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 4 to the financial statements - Loans and Allowance for Loan Losses.

Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4 to the financial statements - Loans and Allowance for Loan Losses.

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

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the nine-month period ended September 30, 2011 and for the year ended December 31, 2010 were approximately $1,194 and $2,001 respectively.

NOTE 3 - INVESTMENT SECURITIES

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at September 30, 2011 and at December 31, 2010.

	September 30, 2011
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$ 38,233	$ 92	$ -	$ 38,325.55%
One to five years	186,265	1,122	48	187,339	1.01%
Six to ten years	28,964	150	37	29,077	1.43%
	253,462	1,364	85	254,741.99%
Mortgage Backed Securities
One to five years	96	7	-	103	5.86%
Six to ten years	2,338	154	-	2,492	4.15%
Over ten years	20,631	369	-	21,000	2.52%
	23,065	530	-	23,595	2.70%
State, county and municipal
Within one year	265	2	-	267	5.47%
One to five years	1,469	56	-	1,525	4.29%
Six to ten years	17,557	1,285	4	18,838	5.18%
Over ten years	5,958	252	-	6,210	4.79%
	25,249	1,595	4	26,840	5.04%
Other Investments
CRA Qualified Investment Fund	1,071	41	-	1,112	-%
Other	36	-	-	36	-%
	1,107	41	-	1,148	-%

Total available for sale	$302,883	$ 3,530	$ 89	$306,324	1.45%

HELD TO MATURITY

State, county and municipal
Within one year	$ 529	$ 9	$ -	$ 538	4.43%
One to five years	565	36	-	601	5.04%
Six to ten years	7,049	441	-	7,490	5.38%
Over ten years	2,876	195	-	3,071	4.86%
	11,019	681	-	11,700	5.18%

Total held to maturity	$ 11,019	$ 681	$ -	$ 11,700	5.18%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of September 30, 2011, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity. The net unrealized holding gains on available for sale securities component of capital was $2,040, net of deferred income taxes, as of September 30, 2011.

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

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Total	Less than twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

	$ 31,723	$ 85	-	-	$ 31,723	$ 85
	259	4	-	-	259	4
	$ 31,982	$ 89	$ -	$ -	$ 31,982	$ 89

December 31, 2010
	Less than twelve months		Twelve months or more		Total
AVAILABLE FOR SALE Government Sponsored Enterprises State, county, and municipal Mortgage backed securities Total	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	$ 132,747 5,882 5,005	$ 973 207 87	$ - 323 -	$ - 17 -	$ 132,747 6,205 5,005	$ 973 224 87
	$ 143,634	$ 1,267	$ 323	$ 17	$ 143,957	$ 1,284
HELD TO MATURITY Government Sponsored Enterprises State, county, and municipal	$ 1,996 4,534	$ 4 110	$ - -	$ - -	1,996 4,534	$ 4 110
Total	$ 6,530	$ 114	$ -	$ -	$ 6,530	$ 114

     Securities classified as available for sale are recorded at fair market value.  At September 30 2011, there were no available for sale securities in a continuous loss position for twelve months or more.  At December 31, 2010, the Company owned $323 of available for sale securities in a continuous loss position for twelve months or more with $17 of unrealized losses consisting of one municipal security.

    Securities classified as held to maturity are recorded at cost.  At September 30, 2011 there were no held to maturity securities in a continuous loss position for less than twelve months.  At September 30, 2011, and December 31, 2010 there were no held to maturity securities in a continuous loss position for twelve months or more.

    Investment securities with an aggregate par value of $179,284 ($183,599 fair value) at September 30, 2011 and $204,917 ($207,349 fair value) at December 31, 2010 were pledged to secure public deposits and for other purposes required by law.

    For the nine-month period ended September 30, 2011 there were no sales of available for sale securities.  For the nine-month period ended September 30, 2010, the Company sold $18,252 (book value) of available for sale securities for a gain of $1,004.  During all of 2010 $20,758 of par value available for sale securities were sold for a gain of $993.

NOTE 3 - INVESTMENT SECURITIES, Continued

     For the nine-month periods ended September 30, 2011 and 2010, there were no sales of held to maturity securities.  During all of 2010, the Company sold $2,255 par value ($2,370 fair value) of held to maturity securities, consisting of four securities, for a net gain of $73.  Two of these held to maturity securities, $770 par value ($785 fair value), were sold under exception "a." of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,485 par value ($1,585 fair value), were sold under exception "d." of ASC 320-10-25-6 because the primary regulator of the Company's subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600, including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at September 30, 2011 and December 31, 2010 by major classification:

	September 30,	December 31,
	2011	2010

Real estate loans - mortgage	$ 341,531	$ 362,998
- construction	53,960	63,080
Agricultural loans	4,751	3,282
Commercial and industrial loans	51,506	61,127
Loans to individuals for household,
family and other consumer expenditures	41,882	43,350
All other loans, including overdrafts and
deferred loan costs	384	349
Gross loans	$ 494,014	$ 534,186
Less allowance for loan losses	(12,126)	(11,627)
Net loans	$ 481,888	$ 522,559

     Changes in the allowance for loan losses for the quarters and nine-month periods ended September 30, 2011 and 2010, and the year ended December 31, 2010 are summarized as follows:

	Quarter Ended		Year Ended	Nine-Months Ended
	September 30,		December 31,	September 30,
	2011	2010	2010	2011	2010
Balance, beginning of period	$ 12,143	$ 11,506	$ 9,142	$ 11,627	$ 9,142
Charge-offs:
Commercial, financial, and agricultural	340	746	3,273	1,031	2,741
Real Estate - construction and mortgage	2,375	2,551	7,444	6,588	5,702
Loans to individuals	198	251	899	708	760
Total charge-offs	$ 2,913	$ 3,548	$11,616	$ 8,327	$ 9,203
Recoveries:
Commercial, financial, and agricultural	$ 144	$ 22	$ 259	$ 236	$ 206
Real Estate - construction and mortgage	392	5	73	919	20
Loans to individuals	64	67	372	198	318
Total recoveries	$ 600	$ 94	$ 704	$ 1,353	$ 544
Net charge-offs	$ 2,313	$ 3,454	$10,912	$ 6,974	$ 8,659
Additions charged to operations	$ 2,296	$ 4,379	$13,397	$ 7,473	$11,948
Balance, end of period	$12,126	$ 12,431	$11,627	$12,126	$12,431

Ratio of net charge-offs during the period	.46%	.62%	1.90%	1.35%	1.53%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

     At September 30, 2011, December 31, 2010, and September 30, 2010 loans on which no interest was being accrued totaled $22,787, $25,704, and $25,143, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at September 30, 2011, December 31, 2010, and September 30, 2010 were $24,186, $29,074, and $26,046, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at September 30, 2011, December 31, 2010, and September 30, 2010 was $855, $709, and $798, respectively.  The Company had $8,525 of foreclosed real estate at September 30, 2011, $5,476 at December 31, 2010, and $5,297 at September 30, 2010.  Loans 90 days past due and still accruing interest totaled $839, $1,042, and $468 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

     At September 30, 2011, December 31, 2010, and September 30, 2010 classified assets, the majority consisting of classified loans, were $64,170, $76,642, and $85,876, respectively.  At September 30, 2011,  December 31, 2010, and September 30, 2010 classified assets represented 64.86%, 78.24%, and 88.27% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

    As of September 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under ASC 310-10 "Receivables" were as follows (tabular amounts in thousands):

	September 30, 2011	December 31, 2010
Total loans considered impaired	$24,186	$ 29,074
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	11,079	8,620
Related allowance established	855	709
Loans considered impaired and previously written down to fair value	13,107	20,454
Loans considered impaired and which are classified as troubled debt restructurings.	3,482	20
Average investment in impaired loans	27,656	25,241
Interest income recognized on impaired loans during the period of impairment.	240	636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables summarize (in thousands of dollars) commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company's loan portfolios as of September 30, 2011 and December 31, 2010.  The Company utilizes four "Pass" grade categories and the regulatorily defined "Other Assets Especially Mentioned," "Substandard," and "Doubtful" grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. "Other Assets Especially Mentioned (OAEM)" loans have weaknesses and warrant management's close attention.  "Substandard" loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  "Doubtful" loans have a high degree of potential loss, in whole or in part.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended September 30, 2011

	Commercial Other		Commercial Real Estate Construction	Commercial Real Estate- Other
PASS 1		$ 4,620	$ 37	$ 65
PASS 2		14,828	10,430	47,878
PASS 3		13,107	12,896	38,421
PASS 4		13,848	15,544	34,867
OAEM		4,968	5,059	8,743
Substandard		4,886	9,994	16,379
	Total	$ 56,257	$ 53,960	$146,353

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
For the Quarter Ended September 30, 2011

Consumer Real Estate-Residential

PASS 1	$ 684
PASS 2	67,683
PASS 3	41,992
PASS 4	52,395
OAEM	9,210
Substandard	23,214
Total	$ 195,178

The Company had no loans classified as doubtful at September 30, 2011.  The Company does not make loans defined as "sub-prime" loans.

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

The following table summarizes the Company's consumer credit card and all other consumer loans based on performance at September 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	September 30, 2011			December 31, 2010
	Consumer	Consumer		Consumer	Consumer
	Credit Card	Other		Credit Card	Other

Performing	$ 3,068	$39,198	Performing	$ 3,225	$40,429
Non-Performing	-	-	Non-Performing	-	-

Total	$ 3,068	$39,198	Total	$ 3,225	$40,429

 The Company had no consumer credit card or other consumer loans classified as "Non-Performing" at September 30, 2011 or December 31, 2010.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at September 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine-Months Ended September 30, 2011

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627
Charge-offs	(1,031)	(2,921)	(708)	(3,667)	-	(8,327)
Recoveries	236	831	198	88	-	1,353
Provisions	340	2,563	260	4,420	(110)	7,473
Ending balance	$ 2,321	$ 4,739	$ 1,111	$ 3,955	$ -	$ 12,126

Ending balances:
Individually evaluated
for impairment	$ -	$ 438	$ -	$ 417	$ -	$ 855

Collectively evaluated
for impairment	$ 2,321	$ 4,301	$ 1,111	$ 3,538	$ -	$ 11,271

Loans receivable:
Ending balance - total	$ 56,257	$ 200,314	$ 42,266	$ 195,177	$ -	$ 494,014

Ending balances:
Individually evaluated
for impairment	$ 1,065	$ 14,454	$ -	$ 8,667	$ -	$ 24,186

Collectively evaluated
for impairment	$ 55,192	$ 185,860	$ 42,266	$ 186,510	$ -	$ 469,828

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Beginning balance	$ 3,309	$ 2,246	$ 1,228	$ 2,344	$ 15	$ 9,142
Charge-offs	(3,273)	(4,639)	(899)	(2,805)	-	(11,616)
Recoveries	259	14	372	59	-	704
Provisions	2,481	6,645	660	3,516	95	13,397
Ending balance	$ 2,776	$ 4,266	$ 1,361	$ 3,114	$ 110	$ 11,627

Ending balances:
Individually evaluated
for impairment	$ -	$ 506	$ -	$ 203	$ -	$ 709

Collectively evaluated
for impairment	$ 2,776	$ 3,760	$ 1,361	$ 2,911	$ 110	$ 10,918

Loans receivable:
Ending balance - total	$ 64,409	$ 215,301	$ 43,654	$ 210,822	$ -	$ 534,186

Ending balances:
Individually evaluated
for impairment	$ 315	$ 19,977	$ -	$ 8,782	$ -	$ 29,074

Collectively evaluated
for impairment	$ 64,094	$ 195,324	$ 43,654	$ 202,040	$ -	$ 505,112

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following tables outline the performance status of the Company's loan portfolio by collateral type and purpose at September 30, 2011 and December 31, 2010 (tabular amounts in thousands).

							Greater
			Greater				Than
			Than				90 Days
September 30, 2011	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 1,927	$ 516	$ 546	$ 2,989	$ 53,268	$ 56,257	$ 66
Commercial real estate:
Commercial real estate- construction	1,048	363	5,183	6,594	47,366	53,960	117
Commercial real estate- other	1,563	460	4,804	6,827	139,526	146,353	-
Consumer:
Consumer-residential	1,733	2,861	5,853	10,447	184,731	195,178	486
Consumer-credit cards	57	22	24	103	2,965	3,068	24
Consumer-other	1,150	355	283	1,788	37,410	39,198	146
Total	$ 7,478	$ 4,577	$ 16,693	$ 28,748	$ 465,266	$ 494,014	$ 839

							Greater
			Greater				Than
			Than				90 Days
December 31, 2010	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$ 877	$ 564	$ -	$ 1,441	$ 62,968	$ 64,409	$ -
Commercial real estate:
Commercial real estate- construction	1,838	853	7,630	10,321	52,759	63,080	12
Commercial real estate- other	1,146	591	5,856	7,593	144,628	152,221	161
Consumer:
Consumer-residential	3,297	4,237	5,487	13,021	197,801	210,822	695
Consumer-credit cards	36	44	26	106	3,119	3,225	27
Consumer-other	829	373	147	1,349	39,080	40,429	147
Total	$ 8,023	$ 6,662	$ 19,146	$ 33,831	$ 500,355	$ 534,186	$ 1,042

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans, together with nonaccrual loans, are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower's and guarantor's financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management's determination of the allowance for loan losses.  The following table outlines the Company's loans classified as impaired by collateral type and purpose at September 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Impaired Loans
For the Nine-Months Ended September 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 2/878	$ 3,284	$ -	$ 5,554	$ 17
Commercial real estate-other	6,530	6,553	-	7,080	52
Commercial and industrial	1,065	1,096	-	712	14
Consumer-residential	2,634	2,694	-	4,003	78

With an allowance recorded:
Commercial real estate-construction	$ 3,254	$ 5,371	$ 312	$ 2,940	$ 10
Commercial real estate-other	1,791	2,182	126	1,752	-
Commercial and industrial	-	-	-	23	-
Consumer-residential	6,034	7,660	417	5,592	69

Total:
Commercial real estate-construction	$ 6,132	$ 8,655	$ 312	$ 8,704	$ 27
Commercial real estate-other	8,321	8,735	126	8,622	52
Commercial and industrial	1,065	1,096	-	735	14
Consumer-residential	8,668	10,354	417	9,595	147
	$ 24,186	$ 28,840	$ 855	$ 27,656	$ 240

Impaired Loans
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$ 6,563	$ 7,977	$ -	$ 8,210	$ 27
Commercial real estate-other	7,952	7,975	-	4,495	294
Commercial and industrial	315	315	-	314	13
Consumer-residential	4,455	4,743	-	4,648	211

With an allowance recorded:
Commercial real estate-construction	$ 4,138	$ 6,175	$ 419	$ 3,799	$ 32
Commercial real estate-other	1,324	1,705	87	729	23
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,327	4,947	203	3,046	36

Total:
Commercial real estate-construction	$ 10,701	$ 14,152	$ 419	$ 12,009	$ 59
Commercial real estate-other	9,276	9,680	87	5,224	317
Commercial and industrial	315	315	-	314	13
Consumer-residential	8,782	9,690	203	7,694	247
	$ 29,074	$ 33,837	$ 709	$ 25,241	$ 636

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

The following table outlines the Company's loans on nonaccrual status by collateral type and purpose at September 30, 2011 and December 31, 2010 (tabular amounts in thousands).

Loans on Nonaccrual Status

	September 30,	December 31,
	2011	2010
Commercial	$ 928	$ 315
Commercial real estate:
Commercial real estate construction	6,024	9,711
Commercial real estate - other	8,000	9,250

Consumer:
Consumer-credit card	-	-
Consumer-other	137	-

Residential:
Residential	7,698	6,428
Total	$ 22,787	$ 25,704

     The total amount of interest earned on nonaccrual loans was $168 for the nine-month period ended September 30, 2011 and $408 for the year ended December 31, 2010.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $1,319 and $1,847 for the nine-month period ended September 30, 2011 and the year ended December 31, 2010, respectively.  Foregone interest on nonaccrual loans totaled $1,151 and $1,439 for the nine-month period ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status.  Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company recognized $52 of interest on a cash basis on one loan relationship consisting of four nonaccrual loans totaling $1,949 during the nine-month period ended September 30, 2011.  The Company did not recognize interest income on nonaccrual loans on a cash basis during any of 2010.

     At September 30, 2011 and December 31, 2010 the amount of loans ninety days or more past due and still accruing interest totaled $839 and $1,042, respectively.  Loans ninety days or more past due and still accruing interest consist primarily of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

     At September 30, 2011 and December 31, 2010 classified assets, the majority consisting of classified loans, were $64,170 and $76,642, respectively.  At September 30, 2011 and December 31, 2010 classified assets represented 64.86% and 78.24% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

Troubled Debt Restructurings Footnote

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified six loans with a recorded investment of $3,564 which met the definition of a TDR under the amended guidance.  All of these loans were classified as impaired prior to restructuring.  The allowance for loan losses associated with these loans was previously, and will continue to be, determined under the impairment measurement guidance in ASC 310-10-35.

Troubled debt restructurings that were made during the three and nine-month periods ended September 30, 2011 are illustrated in the tables below.

For the three months ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings
Commercial	-	$ -	$ -
Commercial real estate-construction	-	-	-
Commercial real estate - other	-	-	-
Consumer - residential	2	577	577

During the three months ended September 30, 2011, two loans were modified and considered to be troubled debt restructurings.  Both loans were granted an extended term and no interest rate concessions were made.

	For the nine months ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings
Commercial	1	$ 247	$ 247
Commercial real estate-construction	2	1,824	1,824
Commercial real estate - other	-	-	-
Consumer - residential	3	1,493	1,493

During the nine months ended September 30, 2011, the Bank modified six loans that were considered to be troubled debt restructurings.  The Company extended the terms for six of these loans and did not give any interest rate concessions.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

Troubled debt restructurings are considered defaulted when they become ninety or more days past due.  Troubled debt restructurings which have defaulted during the three and nine-month periods ended September 30, 2011 are presented in the tables below:

Three months ended September 30, 2011
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Commercial	-	$ -
Commercial real estate-construction	-	-
Commercial real estate - other	1	1,520
Consumer - residential	-	-

	Nine months ended September 30, 2011
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Commercial	-	$ -
Commercial real estate-construction	1	13
Commercial real estate - other	1	1,520
Consumer - residential	-	-

During the nine months ended September 30, 2011, two loans that had previously been restructured, were in default, one of which went into default during the third quarter.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30,	December 31,
	2011	2010
Land and buildings	$ 26,386	$ 26,386
Furniture, fixtures and equipment	9,038	8,897
Construction in progress	209	-
	$ 35,633	$ 35,283
Less accumulated depreciation and amortization	14,188	13,195
	$ 21,445	$ 22,088

     Depreciation and amortization of bank premises and equipment charged to operating expense was $1,062 and $1,144for the nine-month period ended September 30, 2011 and 2010, respectively, and $1,493 for the year ended December 31, 2010.  The construction in progress is primarily related to an Automated Teller Machine (ATM) kiosk and equipment replacement program at various branch offices and minor renovation at the Company's Operations and Administration Center, its branch office located at 309 Main Street, Conway, S.C., and its branch office located at 3591 North Gate Road, Myrtle Beach, S.C.  There are approximately $25 of remaining costs associated with the Company's ATM replacement program.  There are no additional remaining costs for the minor Operations and Administration Center renovation.  There are approximately $4 of remaining costs associated with the Main Street branch office, and there are approximately $60 of remaining costs associated with the North Gate Road branch office.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At September 30, 2011 and December 31, 2010, certificates of deposit of $100 or more included in time deposits totaled approximately $208,758 and $215,935, respectively.  Interest expense on these deposits was approximately $2,192for the nine-month period ended September 30, 2011 and $4,362 for the year ended December 31, 2010.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At September 30, 2011 and 2010, and December 31, 2010, securities sold under repurchase agreements totaled $95,151, $103,623, and $99,153, respectively.  Securities with a book value of $100,483 ($101,912 fair value), $116,833 ($117,741 fair value), and $117,386 ($117,549 fair value), were used as collateral for the agreements for the same periods, respectively.  The weighted-average interest rate of these agreements was .27 percent, .62 percent, and .46 percent at September 30, 2011 and 2010, and December 31, 2010, respectively.

The Company had no brokered deposits at September 30, 2011, September 30, 2010, or December 31, 2010.

NOTE 8 - LINES OF CREDIT

     At September 30, 2011, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $22,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $7,000 under the arrangement at a variable interest rate to the extent collateral is pledged.  The note was secured by bonds with a market value of $3,006 at September 30, 2011 and $3,076 at September 30, 2010.  The amounts outstanding under the note totaled $1,561, $741,and $2,324 at September 30, 2011 and 2010, and December 31, 2010, respectively.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $57,491 secured by a lien on the Bank's 1-4 family mortgage loans. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at September 30, 2011 or at December 31, 2010.  At September 30, 2010, the Company had $5,000 in borrowing under the agreement.

NOTE 9 - INCOME TAXES

     Income tax expense/(benefit) for the nine months ended September 30, 2011 and September 30, 2010 on pretax income/(loss) of $799 and $(1,045) totaled $7 and $(614), respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state income tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports on Form 10-K.

     The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes."

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at September 30, 2011.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2011
Loan Commitments	$ 36,343
Standby letters of credit	1,491

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the nine-month periods ended September 30, 2011 and 2010, and the year ended December 31, 2010, $293, $294 and $388, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company's and the Bank's actual capital ratios are presented in the tables below as of September 30, 2011 (Dollar amounts in thousands):

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,908	17.42%	$43,121	8.0%

Tier 1 Capital (to risk weighted assets)	87,104	16.16	21,560	4.0

Tier 1 Capital (to average assets)	87,104	9.30	37,480	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,615	17.37%	$43,118	8.0%	$53,897	10.0%

Tier 1 Capital (to risk weighted assets)	86,811	16.11	21,559	4.0	32,338	6.0

Tier 1 Capital (to average assets)	86,811	9.27	37,478	4.0	46,848	5.0

     In addition to the general regulatory capital requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC.  Those required ratios are:  Tier 1 capital to average assets - 8.5%; Tier 1 capital to risk weighted assets - 12.0%; and total capital to risk weighted assets - 14.0%.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011 Carrying Fair		December 31, 2010 Carrying Fair

FINANCIAL ASSETS
    Cash and due from banks and Federal Reserve        balance in excess of requirement
    Federal funds sold
    Investment securities available for sale
    Investment securities held to maturity
    Other investments
    Loans (net)

FINANCIAL LIABILITIES
    Deposits
    Securities sold under repurchase agreements
    U.S. Treasury demand notes

	Amount $ 87,731 13,000 306,324 11,019 2,092 481,888 755,420 95,151 1,561	Value $ 87,731 13,000 306,324 11,700 2,092 488,440 754,310 95,151 1,561	Amount $ 32,517 14,000 275,381 20,678 2,729 522,559 718,140 99,153 2,324	Value $ 32,517 14,000 275,381 20,784 2,729 527,787 716,733 99,153 2,324
	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 36,343		$ 38,343
Standby letters of credit	1,491		1,577

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

Impaired Loans

     Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 3 measurement.

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

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets measured at fair value on a recurring basis for September 30, 2011 and December 31, 2010 are presented in the following table (dollars in thousands):

September 30, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities
Government Sponsored Enterprises	$ -	$ 254,741	$ -
State, County, and Municipal	-	26,840	-
Mortgage backed securities	-	23,595	-
Other	-	1,148	-
Total	$ -	$ 306,324	$ -

December 31, 2010

Available for sale securities
Government Sponsored Enterprises	$ -	$ 244,497	$ -
State, County, and Municipal	-	19,475	-
Mortgage backed securities	-	10,308	-
Other	-	1,101	-
Total	$ -	$ 275,381	$ -

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2011 and December 31, 2010 for which a non-recurring change in fair value was recorded during the nine months and year ended September 30, 2011 and December 31, 2010.

September 30, 2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$ -	$ -	$ 8,525
Impaired loans	-	-	23,331
	$ -	$ -	$ 31,856

December 31, 2010

Other real estate owned	$ -	$ -	$ 5,476
Impaired loans	-	-	28,365
	$ -	$ -	$ 33,841

     The Company did not have any liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2011 or December 31, 2010.

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	September 30,
ASSETS	2011	2010
Cash	$ 215	$ 239
Investment in subsidiary	88,893	86,081
Other assets	36	37
	$ 89,144	$ 86,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$ 89,144	$ 86,357
	$ 89,144	$ 86,357

CONDENSED STATEMENTS OF INCOME/(LOSS) (Unaudited)

	For the nine-month period ended September 30,
	2011	2010
Dividends	$ 387	$ -
Equity in net income/(loss) of subsidiary	475	(320)
Other expenses	(70)	(111)
NET INCOME/(LOSS)	$ 792	$ (431)

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company's financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month and nine-month periods ending September 30, 2011 and 2010 and the year ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 9.9% from $548,041 at September 30, 2010 to $494,014 at September 30, 2011, and decreased 7.5%, from $534,186 at December 31, 2010 to $494,014 at September 30, 2011.  Loans decreased as a percentage of total assets from 58.2% to 52.2% from September 30, 2010 to September 30, 2011 and decreased from 58.6% to 52.2% from December 31, 2010 to September 30, 2011.  Loan demand in our market area has continued to soften during the period due to the continued subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 32.7% at September 30, 2010 to 35.0% at September 30, 2011, a reflection of continued soft loan demand coupled with higher levels of deposits.  Securities and federal funds sold increased as a percentage of total assets from 34.0% at December 31, 2010 to 35.0% at September 30, 2011.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 11.2% at September 30, 2010 to 13.9% at September 30, 2011, and increased from 11.8% at December 31, 2010 to 13.9% at September 30, 2011.  Management attributes these increases to new account openings resulting from the acquisition of competitors and the introduction of new fee structures by competitors. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits, as a percent of total assets, decreased from 67.4% of total assets at September 30, 2010 to 66.0% at September 30, 2011, and decreased from 66.9% at December 31, 2010 to 66.0% at September 30, 2011.  Securities sold under agreement to repurchase decreased from 11.0% of total assets at September 30, 2010 to 10.1% at September 30, 2011, and decreased from 10.9% of total assets at December 31, 2010 to 10.1% at September 30, 2011.  Management anticipates that securities sold under agreement to repurchase will further decline over time as a percent of total assets due, in part to new wholesale funding limitations implemented by the Company during the second quarter of 2011.  Other short-term borrowings decreased from .3% of total assets at December 31, 2010 to .2% at September 30, 2011 and decreased from .6% at September 30, 2010 to .2% at September 30, 2011.

The following table sets forth the percentage relationship to total assets of significant components of the Company's balance sheets as of September 30, 2011 and September  30, 2010 and December 31, 2010:

	September 30,		December 31,
Assets:	2011	2010	2010
Earning assets:
Loans	52.2%	58.2%	58.6%
Securities held to maturity	1.2	3.7	2.3
Securities available for sale	32.4	27.5	30.2
Federal funds sold and securities purchased under agreement to resell	1.4	1.5	1.5
Other earning assets	6.7	3.3	1.6
Total earning assets	93.9	94.2	94.2
Other assets	6.1	5.8	5.8
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.0%	67.4%	66.9%
Federal funds purchased and securities sold under agreement to repurchase	10.1	11.0	10.9
Other short-term borrowings	.2	.6	.3
Total interest-bearing liabilities	76.3	79.0	78.1
Noninterest-bearing deposits	13.9	11.2	11.8
Other liabilities	.4	.6	.6
Stockholders' equity	9.4	9.2	9.5
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings/(losses) for the three-month periods ended September 30, 2011 and 2010 were $380 and $(168) respectively, resulting in a return on average assets of .16% and (.07)% and a return on average stockholders' equity of 1.71% and (.77)%, respectively.

Earnings/(losses) for the nine-month periods ended September 30, 2011 and 2010 were $792 and $(431) respectively, resulting in a return on average assets of .11% and (.06)% and a return on average stockholders' equity of 1.20% and (.66)%, respectively.

The increase in earnings for the three-month and nine-month periods ended September 30, 2011 is primarily attributable to a decrease in provision for loan losses, partially offset by a decline in noninterest income, increased noninterest expenses, increased income taxes, and a decline in net interest income for the nine-month period ended September 30, 2011 (See Net Income - Net Interest Income, Net Income - Provision for Loan Losses,  Net Income - Noninterest Expenses, and Net Income-Income Taxes).  The losses for the three-month and nine-month periods ended September 30, 2010 were primarily attributable to a decline in net interest income and increased provision for loan losses. (See Net Income-Net Interest Income and Net Income - Provision for Loan Losses).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2011, but above the level of income experienced for 2010.  Total assets increased $3,201 or .3% to $945,543 at September 30, 2011 from $942,342 at September 30, 2010. The following table sets forth the financial highlights for the three-month and nine-month periods ended at September 30, 2011 and September 30, 2010:

CNB Corporation and Subsidiary

FINANCIAL HIGHLIGHTS

Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,

	2011	2010	Percent Increase (Decrease)	2011	2010	Percent Increase (Decrease)
Net interest income	$ 7,580	$ 7,603	(.3)%	$22,736	$22,853	(.5)%
Provision for loan losses	2,296	4,379	(47.6)	7,473	11,948	(37.5)
Net interest income after provision for loan losses	5,284	3,224	63.9	15,263	10,905	40.0
Income/(loss) before income taxes	377	(385)	197.9	799	(1,045)	176.5
Net income/(loss)	380	(168)	326.2	792	(431)	283.8
Per share	.23	(.10)	330.0	.48	(.26)	284.6
Cash dividends declared	-	-	-	-	-	-
Per share	-	-	-	-	-	-
Total assets	945,543	942,342.3		945,543	942,342.3
Total deposits	755,420	741,120	1.9	755,420	741,120	1.9
Loans	494,014	548,041	(9.9)	494,014	548,041	(9.9)
Investment securities and securities available for sale	317,343	294,726	7.7	317,343	294,726	7.7
Stockholders' equity	89,144	86,357	3.2	89,144	86,357	3.2
Book value per share	53.64	51.82	3.5	53.64	51.82	3.5
Ratios:
Annualized return on average total assets(1)	.16%	(.07)%	328.6%	.11%	(.06)%	283.3%
Annualized return on average stockholders' equity(1)	1.71%	(.77)%	322.1%	1.20%	(.66)%	281.8%

(1)       For the three-month period ended September  30, 2011, average total assets amounted to $939,125 with average stockholders'
            equity totaling $89,013 for the same period.

            For the nine-month period ended September  30, 2011, average total assets amounted to $931,924 with average stockholders'
            equity totaling $88,014 for the same period.

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

The Bank maintained net interest margins for the three-month and nine-month periods ended September 30, 2011, of 3.51% and 3.54%, respectively, and 3.47% and 3.52%, respectively, for the same periods in 2010, as compared to management's long-term target of 4.20%.  Although slightly improved from 2010 to 2011, net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during the remainder of 2008 placed further significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank's net interest margin.  However, market interest rates have been reduced to historically low levels, which do not enhance net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this environment.  Additionally, competition in the Bank's specific market remains significant, as new competitors seek market share, other competitors attempt to reduce their dependence on wholesale funding, and all competitors seek to attract a diminishing pool of quality loans through aggressive pricing. These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates and decreasing yields on loans.  Moreover, the Bank, like the industry in general, is experiencing a historically high level of non-performing assets. The loss of interest income from these assets has negatively impacted net interest margin.  The impact of these assets on net interest margin should diminish as the level of these assets declines over time.

Fully-tax-equivalent net interest income for the three-month period ended September 30, 2011 was $7,735, a decrease of .4% from the $7,764 attained for the three-month period ended September 30, 2010.  For the same periods, total fully-tax-equivalent interest income decreased by 10.7% to $9,026 from $10,109 and total interest expense decreased by 44.9% to $1,291 from $2,345.  Fully-tax-equivalent net interest income as a percentage of average total earning assets increased 1.2% to 3.51% for the three-month period ended September 30, 2011 from 3.47% for the three-month period ended September 30, 2010.

Fully-tax-equivalent net interest income for the nine-month period ended September 30, 2011 was $23,173, a decrease of .7% from the $23,330 attained for the nine-month period ended September 30, 2010.  For the same periods, total fully-tax-equivalent interest income decreased by 11.0% to $27,535 from $30,930 and total interest expense decreased by 42.6% to $4,362 from $7,600.  Fully-tax-equivalent net interest income as a percentage of average total earning assets increased .6% to 3.54% for the nine-month period ended September 30, 2011 from 3.52% for the nine-month period ended September 30, 2010.

 The tables on the following four pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three-month and nine-month periods ended September 30, 2011 and 2010, and a summary of changes in net interest income resulting from changes in volume and changes in rate for the three-month and nine-month periods ended September 30, 2011 and 2010.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Three Months Ended 9/30/11			Three Months Ended 9/30/10
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$505,042	$ 7,721	6.12%	$558,106	$ 8,524	6.11%
Securities:
Taxable	263,589	802	1.22	237,322	1,069	1.80
Tax-exempt	36,940	456	(2) 4.94	35,111	473	(2) 5.39
Federal funds sold	13,217	8.24		14,000	8.23
Other earning assets	61,853	39.25		51,262	35.27
Total earning assets	880,641	9,026	4.10	895,801	10,109	4.51
Other assets	58,484			59,135
Total assets	$939,125			$954,936

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$619,281	1,227.79		$636,271	2,124	1.34
Fed funds purchased and securities sold under agreement to repurchase	95,764	64.27		105,204	184.70
Other short-term borrowings	922	-	-	7,657	37	1.93
Total interest-bearing liabilities	$715,967	$ 1,291.72		$749,132	$ 2,345	1.25
Noninterest-bearing deposits	129,489			112,046
Other liabilities	4,656			6,952
Stockholders' equity	89,013			86,806
Total liabilities and stockholders' equity	$939,125			$954,936
Net interest income as a percent of total
earning assets	$880,641	$ 7,735	3.51	$895,801	$ 7,764	3.47

Ratios:
Annualized return on average total assets			.16			(.07)
Annualized return on average stockholders' equity			1.71			(.77)
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.48			9.09
Average total deposits			11.89			11.60
Average loans			17.62			15.55
Average earning assets as a percent of
average total assets			93.77			93.81

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $119 and $113 are included in the above interest income for September 30, 2011 and 2010, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $22,787 and $25,143 for September 30, 2011 and 2010, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $155 and $161 for September 30, 2011 and 2010, respectively.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates

	Nine Months Ended 9/30/11			Nine Months Ended 9/30/10
	Interest		Avg. Annual		Interest	Avg. Annual
	Avg.	Income/	Yield or	Avg.	Income/	Yield or
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans, net of unearned income (1)	$518,182	$ 23,615	6.08%	$566,345	$ 26,080	6.14%
Securities:
Taxable	256,151	2,506	1.30	218,374	3,320	2.03
Tax-exempt	33,516	1,285	(2) 5.11	33,860	1,402	(2) 5.52
Federal funds sold	13,353	23.23		13,960	25.24
Other earning assets	51,924	106.27		51,548	103.27
Total earning assets	873,126	27,535	4.20	884,087	30,930	4.66
Other assets	58,798			58,167
Total assets	$931,924			$942,254

Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing deposits	$619,758	4,138.89		$622,750	6,805	1.46
Fed funds purchased and securities sold under agreement to repurchase	98,814	224.30		108,156	654.81
Other short-term borrowings	1,050	-	-	11,019	141	1.71
Total interest-bearing liabilities	$719,622	$ 4,362.81		$741,925	$ 7,600	1.37
Noninterest-bearing deposits	119,276			106,546
Other liabilities	5,012			6,298
Stockholders' equity	88,014			87,485
Total liabilities and stockholders' equity	$931,924			$942,254
Net interest income as a percent of total
earning assets	$873,126	$ 23,173	3.54	$884,087	$ 23,330	3.52

Ratios:
Annualized return on average total assets			.11			(.06)
Annualized return on average stockholders' equity			1.20			(.66)
Cash dividends declared as a percent of net income			-			-
Average stockholders' equity as a percent of:
Average total assets			9.44			9.28
Average total deposits			11.91			12.00
Average loans			16.99			15.45
Average earning assets as a percent of
average total assets			93.69			93.83

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $366 and $391 are included in the above interest income for September 30, 2011 and 2010, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $22,787 and $25,143 for September 30, 2011 and 2010, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $437 and $477 for September 30, 2011 and 2010, respectively.

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

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended September 30, 2011 and 2010

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011(3)	2010(3)	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$505,042	$558,106	6.12%	6.11%	$ 7,721	$ 8,524	$ (803)	$ 8	$ (811)
Investment securities:
Taxable	263,589	237,322	1.22%	1.80%	802	1,069	(267)	(347)	80
Tax-exempt (2)	36,940	35,111	4.94%	5.39%	456	473	(17)	(40)	23
Federal funds sold	13,217	14,000.24%		.23%	8	8	-	-	-
Other Earning Assets	61,853	51,262.25%		.27%	39	35	4	(3)	7

Total Earning Assets	$880,641	$895,801	4.10%	4.51%	$ 9,026	$10,109	$ (1,083)	$ (382)	$ (701)

Interest-bearing Liabilities:

Interest-bearing deposits	$619,281	$636,271.79%		1.34%	$ 1,227	$ 2,124	$ (897)	$ (863)	$ (34)
Fed funds purchased and securities
sold under agreement to repurchase	95,764	105,204.27%		.70%	64	184	(120)	(114)	(6)
Other short-term borrowings	922	7,657	-%	1.93%	-	37	(37)	(37)	-

Total Interest-bearing Liabilities	715,967	749,132.72%		1.25%	1,291	2,345	(1,054)	(1,014)	(40)
Interest-free Funds Supporting
Earning Assets	164,674	146,669

Total Funds Supporting Earning Assets	$880,641	$895,801.59%		1.05%	$ 1,291	$ 2,345	$ (1,054)	$ (1,014)	$ (40)

Interest Rate Spread			3.38%	3.26%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.13%	.21%
Net Yield on Earning Assets			3.51%	3.47%	$ 7,735	$ 7,764

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Nine Months Ended September 30, 2011 and 2010

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011(3)	2010(3)	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$518,182	$566,345	6.08%	6.14%	$23,615	$ 26,080	$ (2,465)	$ (270)	$(2,195)
Investment securities:
Taxable	256,151	218,374	1.30%	2.03%	2,506	3,320	(814)	(1,184)	370
Tax-exempt (2)	33,516	33,860	5.11%	5.52%	1,285	1,402	(117)	(104)	(13)
Federal funds sold	13,353	13,960.23%		.24%	23	25	(2)	(1)	(1)
Other Earning Assets	51,924	51,548.27%		.27%	106	103	3	2	1

Total Earning Assets	$873,126	$884,087	4.20%	4.66%	$27,535	$30,930	$ (3,395)	$(1,557)	$(1,838)

Interest-bearing Liabilities:

Interest-bearing deposits	$619,758	$622,750.89%		1.46%	$ 4,138	$ 6,805	$ (2,667)	$(2,647)	$ (20)
Fed funds purchased and securities
sold under agreement to repurchase	98,814	108,156.30%		.81%	224	654	(430)	(409)	(21)
Other short-term borrowings	1,050	11,019	-%	1.71%	-	141	(141)	(141)	-

Total Interest-bearing Liabilities	719,622	741,925.81%		1.37%	4,362	7,600	(3,238)	(3,197)	(41)
Interest-free Funds Supporting
Earning Assets	153,504	142,162

Total Funds Supporting Earning Assets	$873,126	$884,087.67%		1.15%	$ 4,362	$ 7,600	$ (3,238)	$ (3,197)	$ (41)

Interest Rate Spread			3.39%	3.29%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.15%	.23%
Net Yield on Earning Assets			3.54%	3.52%	$23,173	$23,330

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

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $2,296 for the three-month period ended September 30, 2011 and $4,379 for the three-month period ended September 30, 2010.  This decline in the provision for loan losses is primarily due to declining total classified assets.  Net loan charge-offs totaled $2,313 for the three-month period ended September 30, 2011 and $3,454 for the same period in 2010.  Although the provision for loan losses decreased for the three-month period ended September 30, 2011 as compared to the same period in 2010, both the provision for loan losses and net loan charge-offs remain historically high and reflect continued difficulties in local real estate markets.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company's operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.52% at September 30, 2011 and was 2.32% at September 30, 2010.

The provision for loan losses was $7,473 for the nine-month period ended September 30, 2011 and $11,948 for the nine-month period ended September 30, 2010.  Loan charge-offs, net of recoveries totaled $6,974 for the nine-month period ended September 30, 2011 and $8,659 for the same period in 2010.  The decreased provision during the nine-month period ended September 30, 2011 reflects declining total classified assets and lower net loan charge-offs for the first three quarters of 2011.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at September30, 2011 and 2010 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2010, some markedly. During the fourth quarter of 2010 the increasing trend in impaired loans leveled while classified assets, as a percent of capital, declined, and foreclosed real estate increased.  These trends continued during the three and nine-month periods ended September 30, 2011.  Although the levels of problem loans, foreclosed real estate and total classified assets remain at historically high levels, the Company is experiencing positive trends, and management considers all such levels manageable. One factor which contributes, in part, to higher levels of classified assets is the local market's high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Additionally, the judiciary imposes sanctions and additional procedural requirements related to foreclosure proceedings from time to time.  Management recognizes the potential for continued difficult economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company's credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to need to make above average provisions through 2011.

NET INCOME/(LOSS) (continued)

Securities Transactions - At September 30, 2011, December 31, 2010, and September 30, 2010 total market value appreciation/(depreciation) in the investment portfolio totaled $4,122, $(119), and $2,573 respectively.  As indicated, the market values of the Company's investment portfolio decreased from September 30, 2010 to December 31, 2010, and increased from December 31, 2010 to September 30, 2011.  The yield curve has generally normalized during the period commencing with the first reduction in interest rates in October 2007 through September 30, 2011, although the current yield curve in total and particularly short-term interest rates remain at historically low levels.

The Company had no sales of investment securities during the nine-month period ended September 30, 2011.  For all of 2010, the Company sold securities primarily to restructure its investment in longer-term municipal securities in order to remove from the portfolio municipal securities which had lost their rating, and to reduce the level of exposure to individual municipal securities issuers in response to increased regulatory scrutiny related to capital and its components (See Note 3 to the financial statements - Investment Securities).  The increase in the total market value of the investment portfolio during the three and nine-month periods ended September 30, 2011 is attributable to general fluctuations in bond prices.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation in the investment portfolio for the three and nine-month periods ended September 30, 2011 and 2010 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income decreased by 24.6% to $1,760 for the three-month period ended September 30, 2011 from $2,334 for the three-month period ended September 30, 2010.  Noninterest income decreased by 16.3% to $4,662 for the nine-month period ended September 30, 2011, from $5,568 for the nine-month period ended September 30, 2010.  The decreases in noninterest income for the three and nine-month periods ended September 30, 2011 were primarily attributable to a decline of service charges on deposit accounts and a decline in gains on sales of investment securities, the latter being generally nonrecurring.

Noninterest Expenses - Noninterest expenses increased by 12.2% to $6,667 for the three-month period ended September 30, 2011 from $5,943 for the three-month period ended September 30, 2010.  The major components of noninterest expenses are salaries and employee benefits, which increased 5.3% to $3,570 from $3,391; occupancy expense which decreased 4.5% to $820 from $859; examination and professional fees which decreased 14.7% to $237 from $278; FDIC deposit insurance assessments which increased 20.9% to $359 from $297; net cost of operation of other real estate owned which increased 108.0% to $624 from $300; and other operating expenses which increased by 29.2% to $1,057 from $818.

Noninterest expenses increased by 9.2% to $19,126 for the nine-month period ended September 30, 2011 from $17,518 for the nine-month period ended September 30, 2010.  The major components of noninterest expenses are salaries and employee benefits, which increased .4% to $10,189 from $10,149; occupancy expense which remained flat at $2,475; examination and professional fees which increased 17.0% to $784 from $670; FDIC deposit insurance assessments which increased 21.8% to $1,067 from $876; net cost of operation of other real estate owned which increased 252.4% to $1,466 from $416; and other operating expenses which increased by 7.3% to $3,145 from $2,932.

Income Taxes - Provisions for income taxes increased 98.6% to a benefit of $(3) for the three-month period ended September 30, 2011 from a benefit of $(217) for the three-month period ended September 30, 2010.  Income/(loss) before income taxes less interest on tax-exempt investment securities and holding company expenses increased 113.5% to $93 for the three-month period ended September 30, 2011 from $(691) for the same period in 2010. The Company discontinued the consolidation of holding company expenses in its determination of taxable income and has taken a 100% valuation allowance on existing holding company net operating loss carry- forwards.

Provisions for income taxes increased 101.1% to $7 for the nine-month period ended September 30, 2011 from a benefit of $(614) for the nine-month period ended September 30, 2010.  Income before income taxes less interest on tax-exempt investment securities and holding company expenses increased 101.1% to $21 for the nine-month period ended September 30, 2011 from $(1,860) for the same period in 2010. The Company discontinued the consolidation of holding company expenses in its determination of taxable income and has taken a 100% valuation allowance on existing holding company net operating loss carry-forwards.

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

The table below summarizes future contractual obligations as of September 30, 2011 (in thousands).

	At September 30, 2011
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$296,425	$46,970	$6,101	$15,410	$ -	$364,906
Borrowings	96,712	-	-	-	-	96,712

Total	$393,137	$46,970	$6,101	$15,410	$ -	$461,618

CAPITAL RESOURCES

Total stockholders' equity was $89,144 and $86,333 at September 30, 2011 and December 31, 2010, representing 9.42% and 9.47% of total assets, respectively.  At September 30, 2011, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements.

REGULATORY ACTIONS

On June 7, 2011, the Bank entered into a formal agreement with the OCC requiring the Bank to take specified actions with respect to the operation of the Bank. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The agreement was filed as an exhibit to a Current Report on Form 8-K filed June 10, 2011.  The Company believes the Bank is working diligently to appropriately respond to all of the terms of the formal agreement, including implementing plans, programs, and progress reports within the timeframes required by the agreement.

On June 16, 2011, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond ("FRB"). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions that would reduce its ability to serve as a source of strength for the Bank by dissipating its assets, such as payment of dividends to shareholders, or that would make changes in senior management.  The Company believes it is in compliance with the memorandum of understanding with the FRB as of September 30, 2011.

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

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER SALES OF EQUITY SECURITIES

On August10, 2011 the Company issued 468 shares of its common stock to the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan, for an aggregate purchase price of $26,910.  Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering.  There were no underwriting commissions or discounts.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - July 31, 2011	115	$57.50	-	-
August 1 - August 31, 2011	7	57.50	-	-
September 1 - September 30, 2011	3,047	57.50	-	-
Total	3,169	$57.50	-	-

(1) During the period covered by this report, the Company purchased 3,169 shares of stock from the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan.

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

Date:  November 9, 2011

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