Form 10-K
period 2011-12-31
CNB CORP /SC/
filed 2012-03-15
CIK 764581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

    As of June 30, 2011 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates (based upon the price at which stock was last sold prior to such date) was approximately $77,917,594.  As of March 1, 2012, there were 1,661,876 shares of Common Stock of CNB Corporation outstanding.

Documents incorporated by reference
Portions of the Company’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 8, 2012 are incorporated by reference in Part III of this Form 10-K.

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

●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	ability to sell repossessed collateral;
●	perceptions by depositors about the safety of their deposits;
●	ability to weather the current economic downturn;
●	loss of consumer or investor confidence;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
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

The majority of the Bank's customers are individuals and small to medium-sized businesses headquartered within the Bank's service area.  The Bank has no material concentration of deposits from any single customer or group of customers. At December 31, 201,1 the Bank had two concentrations of credit to single industries (See Note 1 to the Consolidated Financial Statements, contained elsewhere in this report).  There are no material seasonal factors that would have any adverse effect on the Bank nor does the Bank rely on foreign sources of funds or income.

Further information about the Bank's business is set forth below under "Supplementary Financial Data, Guide 3 Statistical Disclosure by Bank Holding Companies" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

The Bank actively competes with other institutions in Horry County and the "Waccamaw Neck" region of Georgetown County in providing customers with deposit, credit and other financial services.  The principal competitors of the Bank include local offices of nine regional banks, nine state-wide banks, six locally owned banks in Horry and Georgetown Counties and various other financial and thrift institutions.  At June 30, 2011, the Bank ranked second in Horry County and ninth in Georgetown County in deposits among its competitors. The Bank also competes with credit unions, money market funds, brokerage houses, insurance companies, mortgage companies, leasing companies, consumer finance companies and other financial institutions. Significant competitive factors include interest rates on loans and deposits, prices and fees for services, office location, customer service, community reputation, and continuity of personnel.

SUPERVISION AND REGULATION

General

The Company and the Bank are subject to an extensive array of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Bank's operations.  The federal banking regulators (the Federal Reserve, the FDIC and the OCC) periodically examine the Company and the Bank to assess compliance with applicable requirements and the level of risk existing with respect to the Company’s and the Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to market risk.  When the results of examinations are less than satisfactory, the regulators are authorized to require the Company and the Bank to take appropriate corrective actions through the mechanisms of agreements with the Company or the Bank or enforcement orders.  The federal regulators also have the power to enforce compliance with laws, regulations, regulatory policies and agreements as well as regulatory orders by the imposition of civil money penalties.  The Company and the Bank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.  The actions of the Federal Reserve System affect the money supply and, in general, the Bank's lending abilities in increasing or decreasing the cost and availability of funds to the Bank.  Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirements against bank deposits.

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

Obligations of Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve and Federal Deposit Insurance Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a requirement.  In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy Guidelines for Bank Holding Companies and Banks

The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy.  These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The OCC also has the power to impose individual minimum capital requirements on individual national banks. The capital guidelines, requirements, and the Company’s capital position are summarized in Note 16 to the Consolidated Financial Statements, contained elsewhere in this report.

Capital Adequacy Guidelines for Bank Holding Companies and Banks, continued

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

The risk-based capital standards of both the Federal Reserve and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank’s capital adequacy.  The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  Most of the revenues of the Company result from dividends paid to the Company by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank’s net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus.  In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to capital in excess of par value of stock) exceed bad debts (as defined by regulation).

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The OCC has indicated that paying dividends that deplete a national bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.  The Federal Reserve, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The ability of the Bank to pay dividends is currently limited by a Formal Agreement with the OCC, and the ability of the Company to pay dividends is currently subject to prior approval of the Federal Reserve pursuant to a Memorandum of Understanding between the Company and the Federal Reserve. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Actions.

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank’s loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  Since 2006, the FDIC implemented numerous revisions to its assessment methodology including an "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution’s deposit insurance base for the second quarter of 2009, which was payable in September 2009.  Also, in November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.  In February 2011, the FDIC again implemented a rule that amends the deposit insurance assessment regulations.  The rule implements a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), discussed below, which changes the assessment base from one based on domestic deposits to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity, and assessment rates have been lowered.  Under this methodology, assessments will range between 0.5 and 35.0 cents per $100 in assessable assets.  The change in assessments was effective as of April 1, 2011.

Regulation of the Bank

The Bank is also subject to regulation by the OCC and the Consumer Financial Protection Bureau, and to examination by the OCC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to:  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records; the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and Check 21, governing the creation and clearing of digital images of checks, substitute checks, check truncation, clearing error crediting, and all disclosures related thereto.  The Bank is also subject to the requirements of the Community Reinvestment Act (the "CRA") which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.  The Bank is also subject to provisions of the Gramm-Leach-Bliley Act of 1999 (see the section below of the same title); the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening; and activities of the Office of Foreign Assets Control (OFAC) as set forth by Executive Order or Acts of Congress primarily to prevent U.S. entities from engaging in transaction with enemies of the U.S.

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

A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act: restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank’s assets; and requiring prior approval of certain expansion proposals.  A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, and will ordinarily be placed in receivership.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The Dodd-Frank Act amended a number of provisions of the Riegle-Neal Act to increase the authority of banks to branch across state lines.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer’s personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer’s right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Act and regulations also required the Bank to develop and maintain a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank’s technological environment, business practices, and Bank facilities.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC’s implementing regulations have increased the Company’s cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company has not been affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar business.

Government Response to the Financial Crisis commencing in 2008

During the fourth quarter of 2008 and continuing through 2011 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting systemic problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000, which was recently made permanent by the Dodd-Frank Act discussed below, and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock including having to agree to allow Treasury to unilaterally amend the stock purchase agreement to comply with subsequent changes in applicable federal statutes, and (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last three years has been a large increase in bank failures which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the

Government Response to the Financial Crisis commencing in 2008, continued

amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC raised its assessments on banks for 2009 and also made a one-time special assessment of 5 cents per $100 of assessable deposits at June 30, 2009.    The FDIC also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed to 10 cents per $100 of an institution’s deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institutions risk-based assessment for the third quarter of 2009.  In February 2011, the FDIC again implemented a rule that amends the deposit insurance assessment regulations.  The rule implements a provision of the Dodd-Frank Act, discussed below, which changes the assessment base from one based on domestic deposits to one based on assets.  The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity, and assessment rates have been lowered.  Under this methodology, assessments will range between 0.5 and 35.0 cents per $100 in assessable assets.  The change in assessments was effective as of April 1, 2011.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was passed into law on July 21, 2010.  The Act is a sweeping and comprehensive new regulatory framework which significantly impacts the financial services industry.  The Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provides for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Fund Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The Company continues to evaluate proposed and final regulations related to the Dodd-Frank Act as they are implemented in order to determine the impact each will have on current and future operations.  The majority of the resulting regulation affecting the Company have been implemented, and the Company has experienced a moderate loss of income associated with debit transactions and moderate increased compliance costs associated with other provisions of the Dodd-Frank Act.

The Small Business Jobs Act of 2010

The Small Business Jobs Act of 2010 was signed into law on September 27, 2010.  The Act created the Small Business Lending Fund (SBLF), which is a $30 billion fund designed to encourage lending to small businesses by providing Tier 1 capital to qualified community banks.  The Company did not participate in the SBLF because of (i) the cost and tiered cost structure of the plan and (ii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so.

Legislative Proposals

Legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time.  For example, broader problems in the financial sector of the economy which became apparent in 2008 led to numerous calls for legislative restructuring of the regulation of the sector.  This urgency has culminated in the Dodd-Frank Act, discussed above.  While various requirements of the Dodd-Frank Act are known and, in some instances, implemented, the amount and impact of potential regulation promulgated by the Financial Stability Oversight Council is unknown.  The Company cannot predict the future course of additional potential legislative and regulatory proposals or their impact on the Company should they be adopted.

Available Information

The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through The Conway National Bank’s Web site, www.conwaynationalbank.com, as soon as reasonably practical after the electronic filing of such material with the SEC.  The Company’s 2011 Annual Report to shareholders and proxy materials will be available free of charge, from The Conway National Bank’s website, www.conwaynationalbank.com, upon mailing of these materials to shareholders and the filing of the proxy materials with the SEC.

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The tables on the following three pages present selected financial data and an analysis of average balance sheets, average yield and the interest earned on earning assets, and the average rate paid and the interest expense on interest-bearing liabilities for the years ended December 31, 2011, 2010, and 2009.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)
	Twelve Months Ended 12/31/11
		Interest	Avg. Annual
	Avg.	Income/	Yield or
	Balance	Expense	Rate

Assets:
Earning assets:
Loans, net of unearned income (1)	$510,742	$ 31,087	6.09%
Securities:
Taxable	268,324	3,327	1.24
Tax-exempt	34,925	1,756	5.03
Federal funds sold and securities purchased under
agreement to resell	13,249	31.23
Other earning assets	48,471	118.24
Total earning assets	$875,711	$ 36,319	4.15
Other assets	56,309
Total assets	$932,020

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits	$619,978	$ 5,246.85
Securities sold under agreement to repurchase	98,070	280.29
Other short-term borrowings	908	-	-
Total interest-bearing liabilities	$718,956	$ 5,526.77
Noninterest-bearing deposits	119,637
Other liabilities	4,903
Stockholders' equity	88,524
Total liabilities and stockholders' equity	$932,020
Net interest income and yield as a percent of total
earning assets	$875,711	$ 30,793	3.52%

Ratios:
Return on average total assets			.13%
Return on average stockholders' equity			1.38
Cash dividends declared as a percent of net income			-
Average stockholders' equity as a percent of:
Average total assets			9.50
Average total deposits			11.97
Average loans			17.33
Average earning assets as a percent of
average total assets			93.96%

(1)

The Company had no out-of-period adjustments or foreign activities.  Loan fees of $515 are included in interest income.  Loans on a nonaccrual basis for the recognition of interest income totaling $22,913 as of December 31, 2011 are included in loans for purposes of this analysis.

(2)	Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amount shown includes a tax-equivalent adjustment of $597.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates (Dollars in Thousands)

	Twelve Months Ended 12/31/10
		Interest		Avg. Annual
	Avg.	Income/		Yield or
	Balance	Expense		Rate

Assets:
Earning assets:
Loans, net of unearned income (1)	$559,823	$ 34,382		6.14%
Securities:
Taxable	251,824	4,252		1.69
Tax-exempt	31,650	1,773	(2)	5.60
Federal funds sold and securities purchased under
agreement to resell	13,970	33.24
Other earning assets	47,269	120.25
Total earning assets	$904,536	$ 40,560		4.48
Other assets	37,045
Total assets	$941,581

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits	$623,167	$ 8,647		1.39
Securities sold under agreement to repurchase	108,486	791.73
Other short-term borrowings	9,674	182		1.88
Total interest-bearing liabilities	$741,327	$ 9,620		1.30
Noninterest-bearing deposits	106,854
Other liabilities	5,618
Stockholders' equity	87,782
Total liabilities and stockholders' equity	$941,581
Net interest income and yield as a percent of total
earning assets	$904,536	$ 30,940		3.42%

Ratios:
Return on average total assets				.11%
Return on average stockholders' equity				1.18
Cash dividends declared as a percent of net income				-
Average stockholders' equity as a percent of:
Average total assets				9.32
Average total deposits				12.02
Average loans				15.68
Average earning assets as a percent of
average total assets				96.07%

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

Liabilities and stockholders’ equity
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

The table "Rate/Volume Variance Analysis" provides a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are the difference between the current and prior year’s rates multiplied by the prior year’s volume.  The changes due to volume are the difference between the current and prior year’s volume multiplied by rates earned or paid in the current year.  Rate/Volume Variance has been allocated to change due to volume.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2011 and 2010 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2011	2010	2011	2010	2011	2010	Variance	Rate	Volume
Earning Assets:
Loans, Net of unearned Income (1)	$510,742	$559,823	6.09%	6.14%	$31,087	$34,382	$ (3,295)	$ (308)	$(2,987)
Investment securities:
Taxable	268,324	251,824	1.24%	1.69%	3,327	4,252	(925)	(1,130)	205
Tax-exempt (2)	34,925	31,650	5.03%	5.60%	1,756	1,773	(17)	(182)	165
Federal funds sold and Securities
purchased under agreement to resell	13,249	13,970.23%		.24%	31	33	(2)	-	(2)
Other Earning Assets	48,471	47,269.24%		.25%	118	120	(2)	(5)	3

Total Earning Assets	$875,711	$904,536	4.15%	4.48%	$36,319	$40,560	$ (4,241)	$ (1,625)	$(2,616)

Interest-bearing Liabilities:

Interest-bearing deposits	$619,978	$623,167.85%		1.39%	$ 5,246	$ 8,647	$ (3,401)	$ (3,374)	$ (27)
Securities sold under agreement to repurchase	98,070	108,486.29%		.73%	280	791	(511)	(481)	(30)
Other short-term borrowings	908	9,674	-%	1.88%	-	182	(182)	(182)	-

Total Interest-bearing Liabilities	718,956	741,327.77%		1.30%	5,526	9,620	(4,094)	(4,037)	(57)
Interest-free Funds Supporting
Earning Assets	156,755	163,209

Total Funds Supporting Earning Assets	$875,711	$904,536.63%		1.06%	$ 5,526	$ 9,620	$ (4,094)	$ (4,037)	$ (57)

Interest Rate Spread			3.38%	3.18%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.14%	.24%
Net Yield on Earning Assets			3.52%	3.42%	$30,793	$ 30,940

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

CNB Corporation and Subsidiary Rate/Volume Variance Analysis For the Twelve Months Ended December 31, 2010 and 2009 (Dollars in Thousands)

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2010	2009	2010	2009	2010	2009	Variance	Rate	Volume
Earning Assets:
Loans, Net of unearned Income (1)	$559,823	$593,370	6.14%	6.26%	$34,382	$37,170	$ (2,788)	$ (728)	$(2,060)
Investment securities:
Taxable	251,824	188,454	1.69%	2.89%	4,252	5,452	(1,200)	(2,270)	1,070
Tax-exempt (2)	31,650	31,956	5.60%	5.78%	1,773	1,847	(74)	(57)	(17)
Federal funds sold and Securities
purchased under agreement to resell	13,970	13,162.24%		.24%	33	32	1	(1)	2
Other Earning Assets	47,269	32,353.25%		.23%	120	74	46	8	38

Total Earning Assets	$904,536	$859,295	4.48%	5.19%	$40,560	$44,575	$ (4,015)	$ (3,048)	$ (967)

Interest-bearing Liabilities:

Interest-bearing deposits	$623,167	$579,927	1.39%	1.84%	$ 8,647	$10,668	$ (2,021)	$ (2,621)	$ 600
Securities sold under agreement to repurchase	108,486	101,461.73%		1.10%	791	1,121	(330)	(381)	51
Other short-term borrowings	9,674	23,242	1.88%	1.46%	182	340	(158)	97	(255)

Total Interest-bearing Liabilities	741,327	704,630	1.30%	1.72%	9,620	12,129	(2,509)	(2,905)	396
Interest-free Funds Supporting
Earning Assets	163,209	154,665

Total Funds Supporting Earning Assets	$904,536	$859,295	1.06%	1.41%	$ 9,620	$12,129	$ (2,509)	$ (2,905)	$ 396

Interest Rate Spread			3.18%	3.47%
Impact of Noninterest-bearing Funds
on Net Yield on Earning Assets			.24%	.31%
Net Yield on Earning Assets			3.42%	3.78%	$30,940	$ 32,446

(1)  Includes non-accruing loans which do not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.

INVESTMENT SECURITIES

The goal of the investment policy of the Bank is to provide for management of the investment securities portfolio in a manner designed to maximize portfolio yield over the long term consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns.  Specific investment objectives include the desire to: provide adequate liquidity for loan demand, deposit fluctuations, and other changes in balance sheet mix; manage interest rate risk; maximize the institution's overall return; provide availability of collateral for pledging; and manage asset-quality diversification of the bank's assets. At December 31, 2011 and 2010, investment securities represented 36.3% and 32.5% of total assets, respectively.   Loans declined in 2009 due to weakened loan demand as a result of the recessionary economy during the first three quarters of the year and continued pressure on local real estate markets.  The declining trend in loan volume continued throughout 2010 and 2011.  At December 31, 2011, 2010, and 2009, the Loans/Total Assets ratios were 53.0%, 58.6%, and 63.0%, respectively.  Investment securities have correspondingly risen as a percentage of total assets.

Investment securities with a par value of $175,457,000, $204,917,000, and $207,233,000 at December 31, 2011, 2010, 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.

The following summaries reflect the book value, unrealized gains and losses, approximate market value, weighted-average tax-equivalent yields, and maturities on investment securities at December 31, 2011, 2010, 2009.

	December 31, 2011 (Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)
AVAILABLE FOR SALE
Government sponsored enterprises
Within one year	$ 52,367	$ 153	$ -	$ 52,520.62%
One to five years	185,112	842	93	185,861.97%
Six to ten years	29,877	160	30	30,007	1.40%
	267,356	1,155	123	268,388.95%
Mortgage backed securities
One to five years	84	8	-	92	5.86%
Six to ten years	3,149	128	-	3,277	3.51%
Over ten years	18,787	232	30	18,989	2.46%
	22,020	368	30	22,358	2.63%
State, county and municipal
Within one year	265	-	-	265	5.47%
One to five years	1,784	64	-	1,848	4.13%
Six to ten years	19,472	1,410	3	20,879	5.01%
Over ten years	5,538	283	-	5,821	4.78%
	27,059	1,757	3	28,813	4.91%
Other investments
CRA Qualified Investment Fund	1,079	43	-	1,122	-%
Other	36	-	-	36	-%
	1,115	43	-	1,158	-%

Total available for sale	$ 317,550	$ 3,323	$ 156	$ 320,717	1.40%

HELD TO MATURITY
State, county and municipal
Within one year	$ 804	$ 11	$ -	$ 815	4.41%
One to five years	812	38	-	850	5.62%
Six to ten years	6,519	473	-	6,992	5.36%
Over ten years	2,874	213	-	3,087	4.86%
	11,009	735	-	11,744	5.18%

Total held to maturity	$ 11,009	$ 735	$ -	$ 11,744	5.18%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate.

As of the year ended December 31, 2011, the Bank did not hold any securities of an issuer that
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

Real Estate Loans

Loans secured by first or second mortgages on residential and commercial real estate are one of the primary components of the Bank's loan portfolio.  These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates are generally fixed but adjustable rates are also utilized for some commercial purpose loans.  The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings.   In addition, the Bank typically requires personal guarantees of the principal owners of the borrower.  The Bank may also originate mortgage loans funded and owned by investors in the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans. The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers.  The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate.  In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, borrowings may exceed the current value of the improvements to the property, and the developer's personal obligations under the loan may be limited.  Each of these factors increases the risk of nonpayment by the borrower.  In the case of a real estate purchase loan and other first mortgage real estate loans structured with a balloon payment, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of an inability to refinance the loan.  In either case, the risk of nonpayment by the borrower is increased.  The Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs").  In the case of an ARM, as interest rates increase, the borrower's required payments increase periodically, thus increasing the potential for default (See "Adjustable Rate Mortgage Loans" below). The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.  Bank management monitors loans with loan-to-value ratios in excess of regulatory guidelines and secured by real estate in accordance with guidance as set forth by regulatory authorities.  Aggregate levels of both commercial and residential real estate loans with loan-to-value ratios above regulatory guidelines at the time the loans were made are reported to the Bank’s Board of Directors on a quarterly basis in total dollars and as a percent of capital.  Additionally, loans in excess of $500,000 with a loan-to-value ratio exception are simultaneously reported on an individual basis.  The total of loans with loan-to-value ratio exceptions are maintained within regulatory limitations.  The total amount of loans with loan-to-value ratios in excess of regulatory guidelines at the time the loans were made totaled $36,244,000 and $46,075,000 or 7.5% and 8.6% of total loans at fiscal year-ends December 31, 2011 and 2010, respectively.

Commercial Loans

The Bank makes loans for commercial purposes in various lines of business.  The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment.  When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures.  Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.  Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower’s business, and debt service capacity can deteriorate because of downturns in national and local economic conditions.  Management generally seeks to control risks by conducting more in-depth and ongoing financial analysis of a borrower’s cash flows and other financial information.

Consumer Loans

The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans, lines of credit, and unsecured revolving lines of credit such as credit cards.  The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes, and household furnishings, with the collateral for each loan being the purchased property.  The underwriting criteria for home equity loans will generally be the same as applied by the Bank when making a first mortgage loan, as described above, but more restrictive for home equity lines of credit. Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral.  Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default.  In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.  Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay and the value of the security will be affected by prevailing economic and other conditions.

LOAN PORTFOLIO

LENDING ACTIVITIES (Continued)

Adjustable Rate Mortgage Loans

The Bank offers adjustable rate mortgages (ARMs)(as defined by regulatory authorities) for consumer purpose real estate loans only in the form of revolving equity lines of credit.  ARMs are more typically offered as an alternative structuring on commercial purpose real estate loans and other commercial purpose loans.  Variable rate loans, the majority of which are real estate secured, totaled $74,121,000 and $78,879,000 or 15.3% and 14.8% of total loans at fiscal year-ends December 31, 2011 and 2010, respectively.  (The Bank does not offer any loan products which provide for planned graduated payments or loans which allow negative amortization.)

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Credit Committee as established by the Board of Directors. The Loan Committee of the Board of Directors recommends to the Board of Directors the lending limits for the Bank's loan officers.  The Bank has an in-house lending limit to a single borrower, group of borrowers, or related entities, of the lesser of $10,000,000 or 15% of capital.  An unsecured limit (aggregate) for the Bank is set at 50% of total capital.

CATEGORIES OF LOANS

The following is a summary of loans, in thousands of dollars, at December 31, 2011, 2010, 2009, 2008, 2007 by major category:

	2011	2010	2009	2008	2007
Real Estate Loans – mortgage	$334,234	$362,998	$375,741	$366,948	$350,138
- construction	52,271	63,080	81,311	92,010	83,398
Commercial and industrial loans	50,855	61,127	74,565	89,348	88,106
Loans to individuals for household family and other consumer expenditures	42,351	43,350	44,865	46,278	47,731
Agriculture	3,615	3,282	2,930	3,119	3,264
All other loans, including
Overdrafts and deferred loan costs	696	349	384	578	1,114
Gross Loans	484,022	534,186	579,796	598,281	573,751
Less allowance for loan losses	(12,373)	(11,627)	(9,142)	(7,091)	(6,507)
Net loans	$471,649	$522,559	$570,654	$591,190	$567,244

For the year ended December 31, 2011, the Company's loan portfolio contained approximately $409,901 in fixed rate loans and approximately $74,121 in variable rate loans.  The following schedule summarizes the Company’s commercial, financial and agricultural, real estate – construction, and all other loans by maturity and sensitivity to changes in interest rates for December 31, 2011.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
(Thousands of Dollars)

For the Year Ended December 31, 2011

	Loans Maturing in One Year or Less	Loans Maturing after One through Five Years	Loans Maturing after Five Years	Total
Total loans by category
Commercial, financial and agriculture	$ 25,259	$ 27,580	$ 1,630	$ 54,469
Real-estate construction	25,018	26,919	335	52,272
All other loans	100,908	218,263	58,110	377,281
Total	151,185	272,762	60,075	484,022

Fixed rate loans by category
Commercial, financial and agriculture	$ 17,276	$ 22,447	$ 339	$ 40,062
Real-estate construction	15,938	20,811	335	37,084
All other loans	86,754	197,378	48,623	332,755
Total	119,968	240,636	49,297	409,901

Variable rate loans by category
Commercial, financial and agriculture	$ 7,983	$ 5,133	$ 1,291	$ 14,407
Real-estate construction	9,080	6,108	-	15,188
All other loans	14,154	20,885	9,487	44,526
Total	31,217	32,126	10,778	74,121

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
(Thousands of Dollars)

The following schedule summarizes the amount of nonaccrual, past due, and restructured loans for the periods ended December 31, 2011, 2010, 2009, 2008, and 2007:

	2011	2010	2009	2008	2007

Nonaccrual loans	$ 22,913	$ 25,704	$ 12,678	$ 2,990	$ 861
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	$ 2,141	$ 1,042	$ 961	$ 607	$ 147
Troubled debt restructurings	$ 3,638	$ 20	$ 22	$ 24	$ 25

Accruing loans which are contractually past due 90 days or more are graded substandard within the Bank's internal loan grading system and come under heightened scrutiny. Typically, a loan will not remain in the 90 days past due category, but will either show improvement or be moved to nonaccrual loans.  Consumer purpose loans are moved to nonaccrual or charged off, as appropriate, at 120 days or more past due.  Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is questionable.  Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.  Loans which demonstrate sustained performance for a period of time, usually six months, can be returned to accrual status provided the loan is contractually current and the borrower can demonstrate the financial capacity to perform on the loan in future periods.  At December 31, 2011, the Company had $22,913 of nonaccrual loans consisting of 119 loans averaging $193.  Nonaccrual loans are written down to the fair value of the underlying collateral at the time of transfer to nonaccrual, or as soon as reasonably possible, based on a current appraisal.  At December 31, 2011, the Company had $2,141 of accruing loans which were contractually past due 90 days or more consisting of 67 consumer purpose loans averaging $32.  At December 31, 2011, the Company had $3,638 of restructured troubled debt consisting of 7 loans.

Information relating to interest income on nonaccrual and renegotiated loans outstanding, in thousands of dollars, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 is as follows:

	2011	2010	2009	2008	2007

Interest included in income during the year	$ 386	$ 408	$ 318	$ 103	$ 33
Interest which would have been included at the original contract rates (includes amount included in income)	$ 1,919	$ 1,847	$ 953	$ 288	$ 94

POTENTIAL PROBLEM LOANS
(Thousands of Dollars)

In addition to those loans disclosed under "Nonaccrual, Past Due, and Restructured Loans," there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and nonaccrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower’s and guarantor’s financial capacity and position, loss potential, and present economic conditions. A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management’s determination of the allowance for loan losses.

As of December 31, 2011, all loans which management had identified as potential problem loans totaled $3,123.

FOREIGN OUTSTANDINGS

As of the year ended December 31, 2011, the Company had no foreign loans outstanding.

LOAN CONCENTRATIONS

As of the year ended December 31, 2011, the Company did not have any concentration of loans to multiple borrowers engaged in similar activities that would cause them to be similarly affected by economic or other conditions exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the tables above.  However, because the Company is engaged in the business of community banking, most of its loans are geographically concentrated to borrowers in Horry and Georgetown counties of South Carolina.

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

	Years Ended December 31, (Thousands of Dollars)
	2011	2010	2009	2008	2007
Loans:
Average loans outstanding for the period	$510,742	$559,823	$593,370	$587,931	$563,864

Allowance for loan losses:

Balance at the beginning of period	$ 11,627	$ 9,142	$ 7,091	$ 6,507	$ 6,476

Charge-offs:
Commercial, financial, and agricultural	$ 1,872	$ 3,273	$ 2,251	$ 896	$ 732
Real Estate - construction and mortgage	7,798	7,444	4,383	750	127
Loans to individuals	917	899	1,141	836	587

Total charge-offs	$ 10,587	$ 11,616	$ 7,775	$ 2,482	$ 1,446

Recoveries:
Commercial, financial, and agricultural	$ 298	$ 259	$ 593	$ 278	$ 96
Real Estate - construction and mortgage	929	73	16	44	25
Loans to individuals	218	372	469	211	211

Total recoveries	$ 1,445	$ 704	$ 1,078	$ 533	$ 332

Net charge-offs	$ 9,142	$ 10,912	$ 6,697	$ 1,949	$ 1,114
Additions charged to operations	$ 9,888	$ 13,397	$ 8,748	$ 2,533	$ 1,145
Balance at end of period	$ 12,373	$ 11,627	$ 9,142	$ 7,091	$ 6,507

Net Charge-offs as a Percentage of Average Loans Outstanding	1.79%	1.95%	1.13%	.33%	.20%

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

The Bank’s real estate loan portfolio and consequently the allowance for loan losses has been significantly impacted by deterioration of local real estate markets in terms of both real estate market activity and real estate values during the most recent recession, 2007 through 2009, and although local real estate markets have begun to recover, management expects that full recovery of this economic sector will not be evident before 2013 or later.  Management has sought to maintain the allowance for loan losses at a level commensurate with the level of risk identified in the loan portfolio and has continuously monitored the methodologies employed in determining the allowance for loan losses.  Management believes it has reduced all real estate exposures to levels below acceptable thresholds established by regulatory authorities.  As a result of these actions and growth in past due, nonaccrual, and impaired loans (outlined in the “Nonaccrual, Past Due, and Restructured Loans” and “Potential Problem Loans” above), provisions for loan losses and the allowance for loan losses have exceeded historical norms since the onset of the recession in 2007.

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

Management utilizes the best information available to establish the allowance for loan losses.  However, future adjustments to the allowance or to the reserve adequacy methodology may be necessary if economic conditions differ substantially, the required methodology is altered by regulatory authorities governing the Company or the Bank, or alternative accounting methodologies are promulgated by the Public Company Accounting Oversight Board.  During 2011, one primary change to the methodology of determining the allowance for loan losses was implemented.  This change effectively modified the factor utilized to adjust incorporated existing migration loss calculations for pooled loans calculated for gross charge-offs to net charge-offs.  Specifically, the factor was modified to the average recovery rate for the previous five years excepting the rates for the highest and lowest years.  Prior to this change, the lowest recovery rate experienced during the last five years was utilized.  This change better reflects recovery rates experienced in 2011 and those expected to be experienced.

The following table presents an estimated allocation of the allowance for loan losses at December 31, 2011, 2010, 2009, 2008, and 2007. This table is presented based on the regulatory reporting classifications of the loans.  This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount of the allowance is available to absorb losses occurring in any category of loans.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2011		2010		2009		2008		2007
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balance applicable to:
Commercial Industrial, Agriculture	$ 2,205	11.2%	$ 2,776	12.0%	$3,309	13.4%	$2,411	15.5%	$2,212	17.3%

Real Estate - Construction and Mortgage	8,676	79.9%	7,380	79.8%	4,590	78.8%	3,616	76.7%	3,319	74.0%

Loans to Individuals	1,492	8.9%	1,361	8.2%	1,228	7.8%	1,064	7.8%	936	8.7%

Unallocated	-	-	110	-	15	-	-	-	40	-

Total	$12,373	100%	$11,627	100%	$9,142	100%	$7,091	100%	$6,507	100%

DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period, in thousands of dollars:

	Years Ended December 31,
	2011	2010	2009

Noninterest bearing demand deposits	$119,637	$106,854	$105,182
Interest bearing demand deposits	98,876	93,260	89,172
Money market deposits	85,650	84,919	75,979
Savings deposits	63,539	56,605	51,743
Health savings deposits	1,210	1,028	896
Time deposits	318,618	335,296	314,367
Individual retirement accounts	52,085	52,059	47,770
Total deposits	$739,615	$730,021	$685,109

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

	Years Ended December 31,
	2011	2010	2009

Interest bearing demand deposits	.08%	.12%	.14%
Money Market Deposits	.25%	.75%	1.03%
Savings deposits	.27%	.66%	.81%
Health savings deposits	.55%	1.32%	1.85%
Time deposits	1.25%	1.88%	2.48%
Individual retirement account deposits	1.51%	2.33%	3.23%

MATURITIES OF TIME DEPOSITS

The following table sets forth the maturity of time deposits in thousands of dollars, at December 31, 2011:

	Time Deposits of $100,000 or more	Time Deposits of Less Than $100,000	Total Time Deposits
Maturity within 3 months or less	$ 79,759	$ 41,490	$121,249
Over 3 through 6 months	33,200	35,425	68,625
Over 6 through 12 months	50,872	51,962	102,834
Over 12 months	37,531	24,683	62,214
Total	$201,362	$153,560	$354,922

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

	Years Ended December 31,
	2011	2010	2009

Return on average total assets(1)	.13%	.11%	.56%
Return on average stockholders' equity(2)	1.38%	1.18%	5.91%
Cash dividend payout ratio(3)	-%	-%	41.25%
Average equity to average assets ratio (4)	9.50%	9.32%	9.48%

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

The following is a summary of securities sold under repurchase agreements outstanding at December 31 of each reported period, in thousands of dollars:

	At December 31,
	2011	2010	2009
Securities sold under agreement to repurchase	$87,784	$99,153	$104,654

The following information relates to outstanding securities sold under repurchase agreements during 2011, 2010, and 2009, in thousands of dollars:

	Maximum Amount Outstanding at Any Month End			Weighted Average Interest Rate at December 31,
	2011	2010	2009	2011	2010	2009

Securities sold under agreement to repurchase	$111,274	$113,463	$114,267.22%		.46%	.94%

	Years ended December 31,
	2011	2010	2009
Securities sold under agreement to repurchase - average daily amount outstanding during the year	$98,009	$108,392	$101,286

Weighted average interest rate paid	.28%	.73%	1.11%

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

ITEM 1A.   RISK FACTORS - Continued

Risks Related to Our Business - Continued

Our business is concentrated in Horry County and the "Waccamaw Neck" region of Georgetown County, and a downturn in the economy of the Horry County and the Waccamaw Neck area, a continuing decline in real estate values in the Horry County and the Waccamaw Neck areas, or other events in our market area may adversely affect our business.

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

Nearly all of our business and our customers are located in coastal South Carolina, an area that often experiences damage from hurricanes and other weather phenomena.  We attempt to mitigate such risk with insurance and by requiring insurance on property taken as collateral.  However, catastrophic weather damage to a large portion of our market area could cause substantial disruptions to our business and our customers’ businesses which would reduce our profitability for some period.

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates.  Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.  Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, and the ability of borrowers to perform under existing loans of all types.

ITEM 1A.   RISK FACTORS – Continued

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

There is no guarantee we will pay cash dividends in the future.

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank is currently our only source of funds with which to pay cash dividends.  Our bank’s declaration and payment of future dividends to us are within the discretion of the bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  The bank’s payment of dividends is also subject to various regulatory requirements and the ability of the bank’s regulators to forbid or limit its payment of dividends.  Although we have historically paid cash dividends, we have not done so for the past two years in order to conserve capital in the face of reduced earnings.  We cannot estimate when, or if , we will resume paying cash dividends.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual long-term impact that such laws, regulations, and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability experienced over the past several years. The failure of such laws, regulations, and programs to continue to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

Recent levels of market volatility are unprecedented.

The volatility and disruption of financial and credit markets in the past few years has reached unprecedented levels for recent times. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises.  Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other

ITEM 1A.   RISK FACTORS – Continued

Risks Related to Our Industry - Continued
The soundness of other financial institutions could adversely affect us – Continued.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Most of this regulation is designed to protect our depositors and other customers, not our shareholders.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank’s being placed in receivership.

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Dodd-Frank Act, and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act also makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff regarding its 1934 Act filings in the 180 days prior to fiscal year-end December 31, 2011.

ITEM 2.   PROPERTIES

The Company's subsidiary, The Conway National Bank, has twelve permanent banking offices in Horry County and two permanent banking offices in Georgetown County, for a total of fourteen banking offices.  In addition, the Bank has an Operations and Administration Building, located at 1400 Third Avenue in Conway, which houses the Bank's administrative offices and data processing facilities.  This three-story structure contains approximately 33,616 square feet.  Adjacent to the Operations and Administration Building is a 24,000 square foot branch banking office, known as the Conway Banking Office, which provides retail banking functions at the Bank’s principal site.  In addition, the Bank has a 1,450 square foot building for express banking services adjacent to the Conway Banking Office.  The Bank has a two-story office on Main Street in Conway containing 8,424 square feet, banking offices located at Red Hill in Conway (3,760 square feet), West Conway in Conway (3,286 square feet), North Conway in Conway (3,600 square feet), Surfside in Surfside Beach (6,339 square feet), Northside, north of Myrtle Beach (2,432 square feet), Socastee in the southern portion of Myrtle Beach (3,498 square feet), Aynor in the Town of Aynor (2,809 square feet), Myrtle Beach in the City of Myrtle Beach (12,000 square feet), Murrells Inlet in Murrells Inlet, Georgetown County (3,600 square feet), North Myrtle Beach in the City of North Myrtle Beach (3,600 square feet), Pawleys Island in Pawleys Island, Georgetown County (3,900 square feet), and Little River northwest of North Myrtle Beach (3,900 square feet).  In addition to the existing facilities, the Company has purchased one future office site.  The site consists of 1.63 acres at Loop Road and River Oaks Drive, Carolina Forest, Myrtle Beach.  The Company anticipates building a banking office on the site within the next two to six years, depending on market conditions. The physical addresses of each location are as follows:  The Operations and Administration Building at 1400 Third Avenue, Conway; Conway Banking Office at 1411 Fourth Avenue, Conway; Main Street at 309 Main Street, Conway; West Conway at Highway 501 & Cultra Road, Conway; North Conway at 2601 Main Street, Conway; Surfside at Highway 17 & 5th Avenue North, Surfside Beach; Northside at 9726 Highway 17 North, Myrtle Beach; Red Hill at Highways 544 & 501, Conway; Socastee at 3591 North Gate Road, Myrtle Beach; Aynor at 2605 Highway 501, Aynor; Myrtle Beach at 1353 21st Avenue North, Myrtle Beach; Murrells Inlet at 4345 Highway 17 Bypass, Murrells Inlet;  North Myrtle Beach at 110 Highway 17 North, North Myrtle Beach; Pawleys Island at 10608 Ocean Highway, Pawleys Island; and Little River at 2380 Highway 9 East, Longs, S.C. The Bank owns all of its facilities.

ITEM 3.   LEGAL PROCEEDINGS

There were no material legal proceedings against the Company or its subsidiary, The Conway National Bank, as of December 31, 2011.

ITEM 4. (MINE SAFETY DISCLOSURES)

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2012, there were approximately 1,020 holders of record of Company common stock. There is no established market for shares of Company common stock and only limited trading in such shares has occurred since the formation of the Company on June 10, 1985.  During 2011 and 2010, management was aware of a few transactions, including a few transactions in which the Company was the purchaser, a few transactions in which the Company was the seller, and for which the Company’s common stock traded in the ranges set forth below. However, management has not ascertained that these transactions resulted from arm’s length transactions between the parties involved, and because of the limited number of shares involved, these prices may not be indicative of the value of the common stock.

	2011		2010
First Quarter Second Quarter Third Quarter Fourth Quarter	High $63.00 $61.00 $57.50 $57.50	Low $61.00 $61.00 $57.50 $57.50	High $80.50 $80.50 $80.00 $81.00	Low $80.50 $75.00 $79.50 $61.00

Holders of shares of Company stock are entitled to such dividends as may be declared from time to time by the Board of Directors of the Company. The Company did not pay any annual cash dividends for 2011 or 2010, and there can be no assurance as to the payment of dividends by the Company in the future.  Payment of dividends is within the discretion of the Board of Directors, subject to regulatory approval, and is dependent upon the earnings and financial condition of the Company and the Bank, and other related factors.  The Company’s primary source of funds with which to pay dividends are dividends paid to the Company by the Bank, which are also subject to regulatory approval.  There are also other legal restrictions on the Bank’s ability to pay dividends.  See "Supervision and Regulation–Payment of Dividends" under Item 1, Part I of this Form 10-K for a description of these legal restrictions.

The Company does not have any equity compensation plans.  Accordingly, no information is required to be disclosed pursuant to Item 201(d) of Regulation S-K.

The Company made one sale of securities during 2011.  On August 10, 2011 the Company sold 468 shares of common stock to The Conway National Bank Profit Sharing and Savings Plan for a price of $26,910, or $57.50 per share.  This sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Purchases of stock during the fourth quarter of 2011 are outlined in the below table.  Information about all other purchases during 2011 has been previously reported on Forms 10-Q, filed May 10, 2011, August 9, 2011, and November 9, 2011, and is incorporated herein by reference.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2011	1	$ 57.50	-	-
November 1 - November 30, 2011	-	$ -	-	-
December 1 - December 31, 2011	-	$ -	-	-
Total	1	$ 57.50	-	-

(1) During the fourth quarter of 2011, the Company purchased 1 share of stock from The Conway National Bank Profit Sharing and Savings Plan, at the request of the participants, which is held by the Company as an authorized and unissued share.  This share was purchased on a case-by-case basis and not pursuant to any formal program.

ITEM 6. SELECTED FINANCIAL DATA
CNB Corporation
FINANCIAL SUMMARY
(All Dollar Amounts, Except Per Share Data, in Thousands)

The following table sets forth certain selected financial data relating to the Company and subsidiary and is qualified in its entirety by reference to the more detailed financial statements of the Company and subsidiary and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Income Statement Data:
Total Interest Income	$ 35,722	$ 39,957	$ 43,947	$ 50,119	$ 53,755
Total Interest Expense	5,526	9,620	12,129	18,221	22,858
Net Interest Income	30,196	30,337	31,818	31,898	30,897
Provision for Loan Losses	9,888	13,397	8,748	2,533	1,145
Net Interest Income
after Provision for Loan Losses	20,308	16,940	23,070	29,365	29,752
Total Noninterest Income	6,258	7,549	8,179	7,182	7,002
Total Noninterest Expenses	25,223	23,405	24,069	23,102	22,019
Income Before Income Taxes	1,343	1,084	7,180	13,445	14,735
Income Taxes	124	44	2,113	4,488	5,015
Net Income	$ 1,219	$ 1,040	$ 5,067	$ 8,957	$ 9,720

Per Share*:
Net Income Per Weighted Average
Shares Outstanding	$ .73	$ .62	$ 3.03	$ 5.36	$ 5.65
Cash Dividend Paid Per Share	$ -	$ -	$ 1.25	$ 2.63	$ 2.63
Weighted Average Shares Outstanding	1,663,867	1,671,568	1,672,527	1,672,566	1,722,130

*Per share data for years 2008-2007 adjusted for the effect of a two-for-one stock split issued during 2009.

Selected Balance Sheet Data:
Assets	$ 913,820	$ 911,271	$ 920,641	$ 874,625	$ 865,638
Net Loans	471,649	522,559	570,654	591,190	567,244
Investment Securities	333,591	298,788	232,605	206,996	216,177
Federal Funds Sold	10,000	14,000	14,000	21,000	26,000
Deposits:
Noninterest-Bearing	$ 119,649	$ 108,031	$ 96,834	$ 100,560	$ 112,450
Interest-Bearing	612,976	610,109	608,436	578,659	579,839
Total Deposits	$ 732,625	$ 718,140	$ 705,270	$ 679,219	$ 692,289
Stockholders' Equity	$ 89,406	$ 86,333	$ 87,429	$ 83,527	$ 82,112

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

Economic Conditions

The national recession which began in 2007 and (according to the classical definition of recession with reference to gross domestic product figures) ended in September of 2009 has significantly impacted the Company’s market area, two coastal counties of South Carolina, Horry County and the Waccamaw Neck region of Georgetown County.  Although many industries within our market have been affected during this difficult period, the primary impact of this recession was to depress real estate sales, and consequently real estate values.  The decline in real estate values, ensuing defaults, and foreclosures has had a moderately negative impact on the Company, resulting in historically low profitability.  With the national and local economies expected to remain subdued through 2012 and beyond, we anticipate that profitability will remain below historical levels, but will improve moderately over time and, at the same time, expect that the Bank will continue to grow, further strengthen, and generally prosper.  Although the Bank’s credit concerns have remained moderate in comparison to the magnitude of non-performing assets in the industry and local markets, we will continue to address credit concerns during 2012.  Loan losses declined for 2011 and are expected to further decline in 2012, but will still remain above historical levels during 2011.

The national and local economies continue to recover slowly.  The Bureau of Economic Analysis, a division of the U.S. Department of Commerce, indicated that real gross domestic product (GDP) increased at an annual rate of 1.7% for 2011.  The 2011 increase reflects positive contributions from personal consumption expenditures, exports, and nonresidential fixed investment that were partly offset by negative contributions from private sector inventory investment, state and local government spending, federal government spending, and increased imports.  Locally, the real estate sector fell in the fourth quarter of 2011 with the total number of real estate transactions decreasing approximately 5% as compared to the fourth quarter of 2010.  For all of 2011, the real estate market declined .1% compared to 2010.   The banking industry has continued to experience significant difficulties, with 92 bank failures occurring nationally in 2011, compared to 157 for 2010, 140 for 2009, and 25 for 2008.  Further failures are anticipated for 2012.

Regulatory Actions

On June 7, 2011, the Bank entered into a formal agreement with the OCC requiring the Bank to take specified actions with respect to the operation of the Bank. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The agreement was filed as an exhibit to a Current Report on Form 8-K filed June 10, 2011.  The Company believes the Bank has appropriately responded to all of the terms of the formal agreement, including implementing plans, and programs within the timeframes required by the agreement.

On June 16, 2011, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions that would reduce its ability to serve as a source of strength for the Bank by dissipating its assets, such as payment of dividends to shareholders, or that would make changes in senior management.  The Company believes it is in compliance with the memorandum of understanding with the FRB as of December 31, 2011.

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

Distribution of Assets and Liabilities

The Company maintains a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 9.4% from $534,186 at December 31, 2010 to $484,022 at December 31, 2011; and decreased 7.9% from December 31, 2009 to $534,186 at December 31, 2010.  Loan demand from creditworthy borrowers in our market area decreased during 2011, 2010, and 2009.   Loans decreased as a percentage of total assets from 58.6% at year-end 2010 to 53.0% at year-end 2011, and decreased from 63.0% at year-end 2009 to 58.6% at year-end 2010.  Investment securities, federal funds sold, and other earning assets increased as a percentage of total assets from 35.6% at year-end 2010 to 40.9% at year-end 2011, and increased from 30.8% at year-end 2009 to 35.6% at year-end 2010.  Investments and federal funds sold provide for an adequate supply of secondary liquidity.  Year-end other assets as a percentage of total assets increased from 5.8% at year-end 2010 to 6.1% at year-end 2011, and decreased from 6.2% at year-end 2009 to 5.8% at year-end 2010.  Management has sought to build the deposit base with stable, relatively noninterest-rate sensitive deposits by offering the small to medium account holders a wide array of deposit instruments at competitive rates. Noninterest-bearing demand deposits, as a percent of total assets increased from 11.8% at year-end 2010 to 13.1% at year-end 2011, and increased from 10.5% at year-end 2009 to 11.8% at year-end 2010.  Interest-bearing liabilities as a percentage of total assets decreased from 78.1% at December 31, 2010 to 76.7% at December 31, 2011, and decreased from 79.2% at December 31, 2009 to 78.1% at December 31, 2010.  Stockholders’ equity as a percentage of total assets increased to 9.8% at year-end 2011, and was 9.5% for both 2010 and 2009.  The Bank remains well-capitalized (see Note 16 to the Consolidated Financial Statements, contained elsewhere in this report).

The table below sets forth the percentage relationship to total assets of significant components of the Company's balance sheet as of December 31, 2011, 2010, and 2009:

	At December 31,
Assets:	2011	2010	2009
Earning assets:
Loans	53.0%	58.6%	63.0%
Investment securities:
Taxable	32.1	29.5	21.6
Tax-exempt	4.4	3.3	3.7
Federal funds sold and securities purchased
under agreement to resell	1.1	1.5	1.5
Other earning assets	3.3	1.3	4.0
Total earning assets	93.9	94.2	93.8
Other assets	6.1	5.8	6.2
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits	67.1%	66.9%	66.1%
Securities sold under agreement to resell	9.6	10.9	11.4
FHLB Advances and other borrowings	-	.3	1.7
Total interest-bearing liabilities	76.7	78.1	79.2
Noninterest-bearing deposits	13.1	11.8	10.5
Other liabilities	.4	.6	.8
Stockholders' equity	9.8	9.5	9.5
Total Liabilities and stockholders' equity	100.0%	100.0%	100.0%

Results of Operations

The Company and the Bank recognized earnings in 2011, 2010, and 2009 of $1,219, $1,040, and $5,067, respectively, resulting in a return on average assets of .13%, .11%, and .56%, and a return on average stockholders' equity of 1.38%, 1.18%, and 5.91%. The earnings were primarily attributable to favorable net interest margins in each period (see "Net Income-Net Interest Income"). Other factors include management's ongoing effort to maintain other income at adequate levels (see "Net Income ‑ Noninterest Income") and to control other expenses (see "Net Income - Noninterest Expenses").  Earnings, coupled with a conservative dividend policy, have supplied the necessary capital funds to support bank operations. Total assets were $913,820 at December 31, 2011 as compared to $911,271 at December 31, 2010 and $920,641 at December 31, 2009.  The following table sets forth the financial highlights for fiscal years 2011, 2010, and 2009.

CNB Corporation and Subsidiary
FINANCIAL HIGHLIGHTS
(All Dollar Amounts, Except Per Share Data, in Thousands)

	December 31, 2011	2010 to 2011 Percent Increase (Decrease)	December 31, 2010	2009 to 2010 Percent Increase (Decrease)	December 31, 2009

Net interest income
after provision for loan losses	$ 20,308	19.9%	$ 16,940	(26.6)%	$ 23,070
Income before income taxes	1,343	23.9	1,084	(84.9)	7,180
Net Income	1,219	17.2	1,040	(79.5)	5,067

Per Share
(weighted average shares outstanding)	$ .73	17.7	$ .62	(79.5)	$ 3.03

Cash dividends declared	-	-	-	(100.0)	2,096

Per Share	$ -	-	$ -	(100.0)	$ 1.25

Total assets	$913,820	.3%	$911,271	(1.0)%	$ 920,641
Total deposits	732,625	2.0	718,140	1.8	705,270
Total loans	484,022	(9.4)	534,186	(7.9)	579,796
Investment securities	333,591	11.6	298,788	28.5	232,605
Stockholders' equity	89,406	3.6	86,333	(1.3)	87,429
Book value per share	$ 53.80	3.7	$ 51.86	(.5)	$ 52.13

Ratios (1):
Return on average total assets	.13%	18.2	.11%	(80.4)	.56%
Return on average stockholders' equity	1.38%	16.9	1.18%	(80.0)	5.91%

(1)

For the fiscal years ended December 31, 2011, 2010, and 2009 average total assets amounted to $932,020, $941,581, and $904,866,  respectively, with average stockholders’ equity totaling $88,524,  $87,782, and $85,771, for the same periods.

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

The Bank maintained net interest margins in 2011, 2010, and 2009 of 3.52%, 3.42%, and 3.78%, respectively, as compared to management's long-term target of 4.20%. Net interest margins have been compressed for the Bank and industry-wide, as a result of competitive lending practices, softening loan demand, and the historically low and prolonged market interest rate environment.  Loan demand remained strong throughout 2005 and 2006, declined in 2007, was moderate in 2008, and declined in 2009, 2010, and 2011. Fully-tax-equivalent net interest income decreased slightly from $30,940 in 2010 to $30,793 in 2011, and decreased from $32,446 in 2009 to $30,940 in 2010.  During the three-year period, total fully-tax-equivalent interest income decreased by 10.5% from 2010 to 2011, from $40,560 to $36,319, respectively, and decreased 9.0% from 2009 to 2010 from $44,575 to $40,560, respectively.   Over the same period, total interest expense decreased 42.6% from 2010 to 2011, from $9,620 to $5,526, respectively, and decreased 20.7% from 2009 to 2010 from $12,129 to $9,620, respectively.  Fully-tax-equivalent net interest income as a percentage of average total earning assets was 3.52% in 2011, 3.42% in 2010, and 3.78% in 2009.

Interest rates paid on deposits and borrowed funds and earned on loans and investments have generally followed the fluctuations in market interest rates in 2011, 2010, and 2009.  However, fluctuations in market interest rates may not necessarily have a significant impact on net interest income, depending on the Bank's rate sensitivity position.  A rate sensitive asset (RSA) is any loan or investment that can be repriced up or down in interest rate within a certain time interval.  A rate sensitive liability (RSL) is an interest paying deposit or other liability that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between RSA and RSL exists, market interest rate fluctuations should not have a significant impact on earnings.  The larger the imbalance, the greater the interest rate risk assumed by the Bank and the greater the positive or negative impact of interest rate fluctuations on earnings.  When RSAs exceed RSLs for a specific repricing period, a positive interest sensitivity gap results.  The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets.  For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.  However, gap analysis, such as set forth in the table below, does not take into account actions a bank or its customers may take during periods of changing rates, which could significantly change the effects of rate changes that would otherwise be expected.  The Bank seeks to manage its assets and liabilities in a manner that will limit interest rate risk and thus stabilize long-term earning power. The following table sets forth the Bank's estimated gap rate sensitivity position, including anticipated calls of investment securities, at each of the time intervals indicated.  The table illustrates the Bank's rate sensitivity position on specific dates and may not be indicative of the position at other points in time. Management believes that a 200, 300, or 400 basis point rise or fall in interest rates will have less than a 10 percent effect on before-tax net interest income over a one-year period, which is within bank guidelines.

Interest Rate Sensitivity Analysis
December 31, 2011
(Dollars in Thousands)

	1 Day	90 Days	180 Days	365 Days	Over 1 to 5 Years	Over 5 Years
Rate Sensitive Assets (RSA)
Federal Funds Sold	$ 10,000	$ -	$ -	$ -	$ -	$ -
Interest Bearing Due From	30,678	-	-	-	-	-
Federal Reserve
Investment Securities (net of FRB and FHLB stock in the amount of $1,865 and other investments of $1,122)	-	39,265	43,115	62,140	133,260	45,254
Loans (net of nonaccruals of $22,913)	74,121	31,498	23,570	44,463	240,013	47,444
Total, RSA	$ 114,799	$ 70,763	$ 66,685	$ 106,603	$ 373,273	$ 92,698

Rate Sensitive Liabilities (RSL)
Deposits:
Certificates of Deposit of $100,000 or more	$ -	$ 80,537	29,255	54,407	37,163	-
All Other Time Deposits	-	44,885	39,370	45,263	24,042	-
Securities Sold under Repurchase Agreements	66,696	20,088	-	1,000	-	-
Federal Home Loan Bank Advances	-	-	-	-	-	-
Total RSL	$ 66,696	$145,510	$ 68,625	$ 100,670	$ 61,205	$ -
RSA-RSL	$ 48,103	$ (74,747)	$ (1,940)	$ 5,933	$ 312,068	$ 92,698
Cumulative RSA-RSL	$ 48,103	$ (26,644)	$ (28,584)	$ (22,651)	$ 289,417	$ 382,115
Cumulative RSA/RSL	1.72	.87	.90	.94	1.65	1.86

NET INCOME (continued)

Provision for Loan Losses

It is the policy of the Bank to maintain the allowance for loan losses in an amount commensurate with management’s ongoing evaluation of the loan portfolio and deemed appropriate by management to cover estimated losses inherent in the portfolio.  The Company complies with the provisions of ASC 310-10, "Accounting by Creditors for Impairment of a Loan," in connection with the allowance for loan losses (see Note 1 to the Consolidated Financial Statements - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES).  The provision for loan losses was $9,888 in 2011, $13,397 in 2010, and $8,748 in 2009.  Net loan charge-offs totaled $9,142 in 2011, $10,912 in 2010, and $6,697 in 2009, with net charge-offs being concentrated in real estate development loans, other real estate loans, commercial and industrial loans, and consumer purpose loans in 2011, 2010 and 2009.   The allowance for loan losses as a percentage of gross loans was 2.56% at December 31, 2011, 2.18% at December 31, 2010, and 1.58% at December 31, 2009.

Securities Transactions

Net unrealized gains/(losses) in the investment securities portfolio were $3,902 at December 31, 2011, $(120) at December 31, 2010, and $1,891 at December 31, 2009.  The market value of investment securities increased during 2008 due to the declines in market interest rates, increased demand for bonds, and the consequent increase in prices. This trend leveled in 2009 as market interest rates leveled. However, the yield curve steepened for most of 2010, flattening slightly in the fourth quarter.  The net unrealized gains on investment securities decreased during 2009 primarily due to the realization of gains from sales of investment securities.  In 2010, the net unrealized gain on investment securities moved to a loss position due, in part, to the steepening of the yield curve during most of the year, but was primarily due to the realization of gains from sales of investment securities. In 2011, net unrealized gains on investment securities grew to $3,902 due to a flattening of the yield curve resulting from extended forecasts of the current historically low interest rate environment.  There were no sales of securities during 2011.   In 2010, securities gains of $993 and $73 were realized on sales proceeds of $21,733 and $2,322 in short and mid-term available for sale and held to maturity investment securities, respectively (See Note 3 to the Consolidated Financial Statements – INVESTMENT SECURITIES).  Security gains of $1,576 were realized on sales of $55,192 in short and mid-term available for sale securities during 2009.

Noninterest Income

Noninterest income, net of any securities gains, decreased by 3.5% from $6,483 in 2010 to $6,258 in 2011, and decreased by 1.8% from $6,603 in 2009 to $6,483 in 2010.  During 2009, service charge income on deposit accounts decreased due to decreased non-sufficient funds and overdraft charges.  During 2009 noninterest income also decreased due to declines in credit card merchant discount income, mortgage negotiation fees, and other miscellaneous noninterest income.  In 2010 and 2011, noninterest income, net of any securities gains, declined only slightly and as a result of declines in various miscellaneous noninterest income items.

Noninterest Expenses

Noninterest expenses increased by 7.8% from $23,405 in 2010 to $25,223 in 2011, and decreased by 2.8% from $24,069 in 2009 to $23,405 in 2010.  The components of other expenses are salaries and employee benefits of $13,379, $13,315, and $14,005; occupancy and furniture and equipment expenses of $3,349, $3,340, and $3,313; and other operating expenses of $8,495, $6,750, and $6,751 for 2009, 2010, and 2011, respectively.

The increase in other operating expenses during 2011 is attributable to an increase in FDIC insurance premiums, which increased 21.3% from $1,176 for 2010 to $1,426 for 2011; increases in examination and professional fees, which increased 6.4% from $994 for 2010 to $1,058 for 2011; and increases in the net cost of operation of other real estate, which increased 362.1% from $454 for 2010 to $2,098 for 2011.

The decrease in salary and employee benefits during 2010 reflects declines in the number of employees and the consequent reduction in salaries and benefits expense.

Income Taxes

Provisions for income taxes increased 182% from $44 in 2010 to $124 in 2011 and decreased 97.9% from $2,113 in 2009 to $44 in 2010, based on earnings in each respective year.  Income tax liability increased 23.9% in 2011and decreased 84.9% in 2010.

Liquidity

The Bank's liquidity position is primarily dependent on short-term demands for funds caused by customer credit needs and deposit withdrawals and upon the liquidity of bank assets to meet these needs.  The Bank's liquidity sources include cash and due from banks, federal funds sold, and short-term investments.  In addition, the Bank has established federal funds lines of credit from correspondent banks and has a line of credit from the Federal Home Loan Bank of Atlanta (see Note 9 to the Consolidated Financial Statements-LINES OF CREDIT).  The Company had cash balances on hand of $206, $96, and $3,259 at December 31, 2011, 2010, and 2009, respectively.  At December 31, 2011 and 2010, the Company, on a parent only basis, had no liabilities.  At December 31, 2009, the Company, on a parent only basis, had liabilities consisting of cash dividends payable totaling $2,096.  Management believes that liquidity sources are more than adequate to meet funding needs.

Off Balance Sheet Arrangements and Contractual Obligations

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of business.  These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to a third party.  The Bank may also have outstanding commitments to buy/sell securities.  At December 31, 2011, the Bank had issued commitments to extend credit of $33.9 million, standby letters of credit of $1.3 million, and no commitments to buy or sell securities (see Note 11 to the Consolidated Financial Statements-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK). The majority of the commitments and standby letters of credit typically mature within one year and past experience indicates that many of the commitments and standby letters of credit will expire unused.  However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

The following table presents, as of December 31, 2011, the Company’s and the Bank’s fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient.

Contractual Obligations and Other Commitments

December 31, 2011

(Dollars in Thousands)

Less than

1 to 3

3 to 5

Total

One Year

Years

Years

Contractual Cash Obligations

Operating leases	$6	$2	$4	$-
Time deposits	354,922	292,706	46,052	16,164
Securities sold under agreement to repurchase	87,784	87,784	-	-
Total contractual cash obligations	$442,712	$380,492	$46,052	$16,164

Obligations under non-cancelable operating lease agreements totaled $6 at December 31, 2011.  These obligations are payable over three years as shown in Note 12 to the Consolidated Financial Statements - COMMITMENTS AND CONTINGENCIES.  Further information regarding the nature of time deposits is outlined in Note 7 to the Consolidated Financial Statements – DEPOSITS.  At December 31, 2011, securities sold under agreement to repurchase totaled $87,784 and are due and payable within one year.  Further information on securities sold under agreements to repurchase is outlined in Note 8 to the Consolidated Financial Statements – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS.

Capital Resources

Total stockholders' equity was $89,406, $86,333 and $87,429 at December 31, 2011, 2010, and 2009, representing 9.78%, 9.47%, and 9.50% of total assets, respectively.  At December 31, 2011, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see Note 16 to the Consolidated Financial Statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements and, together with anticipated retained earnings, to support anticipated growth in bank operations.

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

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default on the Company's loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments.  Market risk, in regard to lending, reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNB CORPORATION AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010 and 2009

CNB CORPORATION AND SUBSIDIARY
CONWAY, SOUTH CAROLINA

ELLIOTT DAVIS LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CNB Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of CNB Corporation and subsidiary’s internal control over financial reporting.

/s/ELLIOTT DAVIS LLC
Columbia, South Carolina
March 15, 2012

ELLIOTT DAVIS LLC
Advisors-CPAs-Consultants
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, SC  29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CNB Corporation
Conway, South Carolina

We have audited CNB Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CNB Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, CNB Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNB Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ELLIOTT DAVIS LLC

Columbia, South Carolina
March 15, 2012

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts, except share data, in thousands)

	December 31,
ASSETS	2011	2010

CASH AND CASH EQUIVALENTS
Cash and due from banks	$24,422	$20,699
Due from Federal Reserve Bank, balance in excess of requirement	30,578	11,818
Federal Funds Sold	10,000	14,000
Total cash and cash equivalents	$65,000	$46,517

INVESTMENT SECURITIES AVAILABLE FOR SALE	320,717	275,381

INVESTMENT SECURITIES HELD TO MATURITY	11,009	20,678
(Fair value $11,744 in 2011 and $20,784 in 2010)

OTHER INVESTMENTS, AT COST	1,865	2,729

LOANS	484,022	534,186
Less allowance for loan losses	12,373	11,627
Net loans	471,649	522,559

PREMISES AND EQUIPMENT	21,249	22,088

OTHER REAL ESTATE OWNED	9,063	5,476

ACCRUED INTEREST RECEIVABLE	4,158	4,650

OTHER ASSETS	9,110	11,193

	$913,820	$911,271

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$119,649	$108,031
Interest-bearing	612,976	610,109
Total deposits	732,625	718,140

Securities sold under repurchase agreements	87,784	99,153
United States Treasury demand notes	-	2,324
Other liabilities	4,005	5,321
Total liabilities	824,414	824,938

COMMITMENTS AND CONTINGENT LIABILITIES - Notes 11 and 12

STOCKHOLDERS' EQUITY
Common stock - $5 par value; authorized 3,000,000 shares;	8,309	8,323
outstanding 1,661,912 and 1,664,622 shares in 2011 and 2010, respectively
Capital in excess of par value of stock	50,343	50,486
Retained earnings	28,879	27,660
Accumulated other comprehensive income/(loss)	1,875	(136)
Total stockholders' equity	89,406	86,333

	$913,820	$911,271

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(amounts, except per share data, in thousands)

	For the years ended December 31,
	2011	2010	2009
INTEREST INCOME
Loans and fees on loans	$31,087	$34,382	$37,170
Investment securities
Taxable	3,301	4,235	5,432
Nontaxable	1,159	1,170	1,219
Total interest on investment securities	4,460	5,405	6,651
Non-marketable equity securities
Federal Reserve Bank dividend income	7	7	11
Federal Home Loan Bank dividend income	19	10	9
Total income on non-marketable equity securities	26	17	20
Federal funds sold	31	33	32
Federal Reserve Bank balances in excess of requirement	118	120	74
Total interest income	35,722	39,957	43,947

INTEREST EXPENSE
Deposits	5,246	8,647	10,668
Securities sold under repurchase agreements	280	791	1,121
Federal Home Loan Bank advances	-	182	332
Other short term borrowings	-	-	8
Total interest expense	5,526	9,620	12,129

Net interest income	30,196	30,337	31,818

PROVISION FOR LOAN LOSSES	9,888	13,397	8,748

Net interest income after provision for loan losses	20,308	16,940	23,070

NONINTEREST INCOME
Service charges on deposit accounts	3,248	3,541	3,530
Other service and exchange charges	2,778	2,777	2,609
Gain on sale of investment securities available for sale	-	993	1,576
Gain on sale of investment securities held to maturity	-	73	-
Other noninterest income	232	165	464
Total noninterest income	6,258	7,549	8,179

NONINTEREST EXPENSE
Salaries and wages	10,502	10,522	11,027
Pensions and other employee benefits	2,877	2,793	2,978
Occupancy	1,549	1,520	1,486
Furniture and equipment	1,800	1,820	1,827
Examination and professional fees	1,058	994	778
Office supplies	396	401	467
Credit card operations	811	833	793
FDIC deposit insurance assessments	1,426	1,176	1,648
Net cost of operation of other real estate owned	2,098	454	149
Other operating expenses	2,706	2,892	2,916
Total noninterest expense	25,223	23,405	24,069

Income before provision for income taxes	1,343	1,084	7,180

PROVISION FOR INCOME TAXES	124	44	2,113

Net income	$1,219	$1,040	$5,067

NET INCOME PER SHARE	$.73	$.62	$3.03

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2011, 2010, and 2009
(amounts, except share data, in thousands)

			Capital in		Accumulated
			excess of		other	Total
	Common stock		par value	Retained	comprehensive	stockholders'
	Shares	Amount	of stock	earnings	income/(loss)	equity

BALANCE, DECEMBER 31, 2008	829,518	$8,295	$50,085	$23,649	$1,498	$83,527

Net income	-	-	-	5,067	-	5,067
Cash dividend declared, $1.25 per share	-	-	-	(2,096)	-	(2,096)
Two-for-one stock split	838,741	-	-	-	-	-
Common shares repurchased, at an	(10,080)	(99)	(1,489)	-	-	(1,588)
average per share price of $157.57,
prior to the two-for-one stock split
declared in October 2009.
Common shares sold, at an average	19,054	190	2,822	-	-	3,012
per share price of $158.07, prior to the
two-for-one stock split declared in
October 2009.
Net change in unrealized holding	-	-	-	-	(493)	(493)
gain, net of income tax benefit of $328

BALANCE, DECEMBER 31, 2009	1,677,233	8,386	51,418	26,620	1,005	87,429

Net income	-	-	-	1,040	-	1,040
Common shares repurchased, at an	(12,865)	(64)	(951)	-	-	(1,015)
average per share price of $78.92
Common shares sold, at an average	254	1	19	-	-	20
per share price of $79.50
Net change in unrealized holding	-	-	-	-	(1,141)	(1,141)
gain, net of income tax benefit of $760

BALANCE, DECEMBER 31, 2010	1,664,622	8,323	50,486	27,660	(136)	86,333

Net income	-	-	-	1,219	-	1,219
Common shares repurchased, at an	(3,178)	(16)	(167)	-	-	(183)
average per share price of $57.51
Common shares sold, at an average	468	2	24	-	-	26
per share price of $57.50
Net change in unrealized holding	-	-	-	-	2,011	2,011
loss, net of income tax expense of $1,340

BALANCE, DECEMBER 31, 2011	1,661,912	$8,309	$50,343	$28,879	$1,875	$89,406

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(amounts in thousands)

	For the years ended December 31,
	2011	2010	2009

NET INCOME	1,219	1,040	5,067

OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Unrealized holding gains/(losses) on investment securities
available for sale	2,011	(469)	500
Reclassification adjustments for gains included in net income	-	(672)	(993)

COMPREHENSIVE INCOME/(LOSS)	$3,230	$(101)	$4,574

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$1,219	$1,040	$5,067
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	1,333	1,493	1,538
Provision for loan losses	9,888	13,397	8,748
Benefit for deferred income taxes	(275)	(913)	(880)
Discount accretion and premium amortization on investment securities	2,041	1,873	1,001
Gain on sale of investment securities held to maturity	-	(73)	-
Gain on sale of investment securities available for sale	-	(993)	(1,576)
Loss on sale of foreclosed assets	266	33	39
Writedown on foreclosed assets	1,195	279	137
Changes in assets and liabilities:
Decrease in accrued interest receivable	492	848	1,502
(Increase)/decrease in other assets	1,018	848	(4,020)
Decrease in other liabilities	(1,316)	(222)	(775)
Net cash provided by operating activities	15,861	17,610	10,781

INVESTING ACTIVITIES
Proceeds from sales of investment securities held to maturity	-	2,322	-
Proceeds from sales of investment securities available for sale	-	21,733	55,192
Proceeds from maturities and calls of investment securities held to maturity	10,390	25,656	795
Proceeds from maturities and calls of investment securities available for sale	186,558	178,243	144,732
Purchases of investment securities held to maturity	(760)	(33,663)	(6,003)
Purchases of investment securities available for sale	(230,545)	(263,494)	(220,555)
Proceeds from sales of foreclosed assets	3,554	3,197	1,501
Net decrease in loans	32,420	27,335	9,128
(Purchase)/sale of equity securities	864	312	(17)
Net premises and equipment expenditures	(494)	(330)	(1,386)
Net cash (used)/provided by investing activities	1,987	(38,689)	(16,613)

FINANCING ACTIVITIES
Dividends paid	-	(2,096)	(4,355)
Net increase in deposits	14,485	12,870	26,051
Net increase/(decrease) in securities sold under repurchase agreements	(11,369)	(5,501)	37,239
Net increase/(decrease) in United States Treasury demand notes	(2,324)	1,674	(2,022)
Net decrease in Federal Home Loan Bank advances	-	(15,000)	(15,000)
Net decrease in other short-term borrowings	-	-	(1,120)
Common shares purchased	(183)	(1,015)	(1,588)
Common shares sold	26	20	3,012
Net cash (used)/provided by financing activities	635	(9,048)	42,217
Net increase/(decrease) in cash and cash equivalents	18,483	(30,127)	36,385

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,517	76,644	40,259

CASH AND CASH EQUIVALENTS, END OF YEAR	$65,000	$46,517	$76,644

CASH PAID FOR
Interest	$6,746	$9,756	$13,009
Income taxes	$452	$882	$3,221

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING
AND FINANCING ACTIVITIES
Change in unrealized gain/(loss) on securities available for sale	$3,351	$(1,901)	$(821)
Real estate acquired through foreclosure	$8,711	$7,363	$2,660
Change in dividends payable	$-	$(2,096)	$ (2,259)

The accompanying notes are an integral part of these consolidated financial statements.

CNB CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Principles of consolidation and nature of operations

The consolidated financial statements include the accounts of CNB Corporation (the “Company”) and its wholly-owned subsidiary, The Conway National Bank (the “Bank”).  The Company operates as one business segment.  All significant intercompany balances and transactions have been eliminated.  The Bank operates under a national bank charter and provides full banking services to customers.  The Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in Horry County, South Carolina and the Waccamaw Neck area of Georgetown County, South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company monitors concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.  As of December 31, 2011, the Company had concentrations of loans to the following classes of borrowers or industries: lessors of residential buildings and lessors of non-residential buildings.  The amount of commercial purpose loans outstanding to these groups of borrowers as of December 31, 2011 was $25,967,000 and $29,208,000, respectively.  These amounts represented 27.55% and 30.99% of Total Capital, as defined for regulatory purposes, for the same period, respectively.

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

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations, and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

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

Investment securities

The Company accounts for investment securities in accordance with Financial Accounting Standards Board Accounting Standards Codification 320-10 (ASC 320-10), "Investments in Debt Securities."  This statement requires that the Company classify debt securities upon purchase as available for sale, held to maturity or trading.  Such assets classified as available for sale are carried at fair value.  Unrealized holding gains or losses are reported as a component of stockholders' equity (accumulated other comprehensive income) net of deferred income taxes.  Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts into interest income using a method which approximates a level yield. To qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value.  The Company has no trading securities.  Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and interest income

Loans are recorded at their unpaid principal balance.  Interest on loans is accrued and recognized based upon the interest method.

The Company accounts for nonrefundable fees and certain direct costs associated with the origination of loans in accordance with ASC 310-20, “Nonrefundable Fees and Other Costs.”  Under ASC 310-20 nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans until such time that the loan is sold.

The Company accounts for impaired loans in accordance with ASC 310-10, “Receivables.”  This standard requires that all creditors value loans at the lesser of the recorded balance or the loan’s fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  The standard also requires creditors to provide additional disclosures for the recognition of interest income on an impaired loan.

Under ASC 310-10, when the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

Non-performing assets

Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status, and restructured loans.  Loans are placed on nonaccrual status when, in the opinion of management, the collection of additional principal and interest is questionable.  Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.  Loans which demonstrate sustained performance for a period of time, usually six months, can be returned to accrual status provided the loan is contractually current and the borrower can demonstrate the financial capacity to perform on the loan in future periods.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure.  Other real estate owned is initially recorded at estimated fair value and subsequently at the lower of cost or estimated fair value.  Any write-downs at the dates of foreclosure are charged to the allowance for loan losses.  Expenses to maintain such assets and subsequent write-downs and gains and losses on disposal are included in noninterest expenses – net cost of operation of other real estate owned.

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

Advertising expense

Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising, promotional and other business development costs of $387,000, $396,000 and $448,000, were included in the Company's results of operations for 2011, 2010, and 2009, respectively.

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

Income taxes

Income taxes are accounted for in accordance with ASC 740-10, "Income Taxes.”  Under ASC 740-10, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes).  In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statements expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes). Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized.  ASC 740-10 also clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.

Reclassifications

Certain amounts in the financial statements for the years ended December 31, 2010 and 2009 have been reclassified, with no effect on net income or stockholder’s equity, to be consistent with the classifications adopted for the year ended December 31, 2011.

Net income per share

The Company computes net income per share in accordance with ASC 260-10, "Earnings Per Share."  Net income per share is computed on the basis of the weighted average number of common shares outstanding: 1,663,867 in 2011, 1,671,568 in 2010 and 1,672,527 in 2009.  The Company does not have any dilutive instruments and therefore only basic net income per share is presented.

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

Due from Federal Reserve – The carrying amounts of balances due from the Federal Reserve Bank approximate their fair value.

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

Advances from the Federal Home Loan Bank – The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the FHLB.

Off balance sheet instruments – Contract and fair values of off balance sheet lending commitments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4 to the financial statements – Loans and Allowance for Loan Losses.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB deliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Risks and uncertainties

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk, as it relates to lending and real estate held for operating locations, reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies (regulatory risk).  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

     The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the years ended December 31, 2011 and 2010 were approximately $1,193,000 and $1,191,000, respectively.

Continued

NOTE 3 - INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities are based on contractual maturity dates.  Actual maturities may differ from the contractual maturities because borrowers may have the right to prepay obligations with or without penalty.  The amortized cost, approximate fair value, and expected maturities of investment securities are summarized as follows (amounts in thousands):

		December 31, 2011
	Amortized	Unrealized Holding		Fair
AVAILABLE FOR SALE	Cost	Gains	Losses	Value

Government sponsored enterprises
Within one year	$52,367	$153	$-	$52,520
One to five years	185,112	842	93	185,861
Six to ten years	29,877	160	30	30,007
	267,356	1,155	123	268,388

Mortgage backed securities
One to five years	84	8	-	92
Six to ten years	3,149	128	-	3,277
Over ten years	18,787	232	30	18,989
	22,020	368	30	22,358
State, county and municipal
Within one year	265	-	-	265
One to five years	1,784	64	-	1,848
Six to ten years	19,472	1,410	3	20,879
Over ten years	5,538	283	-	5,821
	27,059	1,757	3	28,813
Other investments
CRA Qualified Investment Fund	1,079	43	-	1,122
Other	36	-	-	36
	1,115	43	-	1,158

Total available for sale	$317,550	$3,323	$156	$320,717

HELD TO MATURITY

State, county and municipal
Within one year	804	11	-	815
One to five years	812	38	-	850
Six to ten years	6,519	473	-	6,992
Over ten years	2,874	213	-	3,087
	11,009	735	-	11,744

Total held to maturity	$11,009	$735	$-	$11,744

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

		December 31, 2010
	Amortized	Unrealized Holding		Fair
AVAILABLE FOR SALE	Cost	Gains	Losses	Value

Government sponsored enterprises
One to five years	$186,938	$349	$652	$186,635
Six to ten years	58,047	137	322	57,862
	244,985	486	974	244,497
Mortgage backed securities
Six to ten years	2,112	90	-	2,202
Over ten years	8,090	102	86	8,106
	10,202	192	86	10,308
State, county and municipal
Within one year	950	4	-	954
One to five years	1,395	40	-	1,435
Six to ten years	12,531	332	82	12,781
Over ten years	4,442	5	142	4,305
	19,318	381	224	19,475
Other investments
CRA Qualified Investment Fund	1,065	-	-	1,065
Other	36	-	-	36
	1,101	-	-	1,101

Total available for sale	$275,606	$1,059	$1,284	$275,381

HELD TO MATURITY

Government sponsored enterprises
One to five years	$10,000	$25	$4	$10,021
	10,000	25	4	10,021
State, county and municipal
One to five years	1,103	46	-	1,149
Six to ten years	5,847	149	14	5,982
Over ten years	3,728	-	96	3,632
	10,678	195	110	10,763

Total held to maturity	$20,678	$220	$114	$20,784

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 (tabular amounts in thousands):

	Less than		Twelve months
2011	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
AVAILABLE FOR SALE	Fair value	losses	Fair value	losses	Fair value	losses

Government sponsored enterprises	$42,732	$123	$-	$-	$42,732	$123
State, county, and municipal	260	3	-	-	260	3
Mortgage backed securities	6,507	30	-	-	6,507	30
Total	$49,499	$156	$-	$-	$49,499	$156

	Less than		Twelve months
2010	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
AVAILABLE FOR SALE	Fair value	losses	Fair value	losses	Fair value	losses

Government sponsored enterprises	$132,747	$973	$-	$-	$132,747	$974
State, county, and municipal	5,882	207	323	17	6,205	224
Mortgage backed securities	5,005	87	-	-	5,005	86
Total	$143,634	$1,267	$323	$17	$143,957	$1,284

HELD TO MATURITY

Government sponsored enterprises	$1,996	$4	$-	$-	$1,996	$4
State, county, and municipal	4,534	110	-	-	4,534	110
Total	$6,530	$114	$-	$-	$6,530	$114

     Securities classified as available for sale are recorded at fair market value.  There were no securities classified as available for sale in an unrealized loss position for twelve months or more at December 31, 2011.  The Company owned one municipal bond with a fair value of $323,000, which had been in an unrealized loss position for twelve months or more at December 31, 2010.  At December 31, 2011, the Company retained ownership of this bond.  At December 31, 2011, the bond had a fair value of $376,000 with an unrealized gain of $41,000.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

     Securities classified as held to maturity are recorded at cost.  There were no securities classified as held-to-maturity in an unrealized loss position at December 31, 2011.  There were no securities classified as held-to-maturity in an unrealized loss position for twelve months or more at December 31, 2010.

     Investment securities with an aggregate par value of $175,457,000 ($179,252,000 fair value) at December 31, 2011 and $204,917,000 ($207,349,000 fair value) at December 31, 2010 were pledged to secure public deposits and for other purposes.

Continued

NOTE 3 - INVESTMENT SECURITIES, Continued

    There were no sales of securities available for sale in 2011.  During 2010, $20,758,000 par value of available for sale securities were sold for a gain of $993,000.  During 2009, $53,560,000 par value of available for sale securities were sold for a gain of $1,576,000.

    During 2010, the Company sold $2,255,000 par value ($2,370,000 fair value) of held to maturity securities, consisting of four securities, for a net gain of $73,000.  Two of these held to maturity securities, $770,000 par value ($785,000 fair value), were sold under exception “a.” of ASC 320-10-25-6 as a result of both securities losing their rating due to a downgrade of the insurer.  Two of these held to maturity securities, $1,485,000 par value ($1,585,000 fair value), were sold under exception “d.” of ASC 320-10-25-6 because the primary regulator of the Company’s subsidiary bank has increased scrutiny of capital and its components and, consequently, due to continued uncertainty in the municipal bond markets, the amount of investment in individual municipal securities issuers.  In response to these regulatory concerns related to capital and its components, the Company sold all of its municipal securities of individual issuers in excess of $600,000 including all municipal securities in this size category classified held to maturity as well as those classified available for sale.  We believe that the sale of these held to maturity securities should not be considered inconsistent with the original classification and the remaining portfolio is not tainted.

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

Other Investments, at Cost

     The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions (see Note 9 to the Consolidated Financial Statements – LINES OF CREDIT).  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.

     The Company’s investments in stock are summarized below (amounts in thousands):

	December 31,
	2011	2010

Federal Reserve Bank	$116	$116
FHLB	1,749	2,613
	$1,865	$2,729

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major category (amounts in thousands):

	December 31,
	2011	2010
Real estate - mortgage	$334,234	$362,998
Real estate - construction	52,271	63,080
Commercial and industrial	50,855	61,127
Loans to individuals for household, family and
other consumer expenditures	42,351	43,350
Agriculture	3,615	3,282
All other loans, including overdrafts	611	304
Unamortized deferred loan costs	85	45
	$484,022	$534,186

     The Bank's loan portfolio consisted of $409,901,000 and $455,307,000 in fixed rate loans as of December 31, 2011 and 2010, respectively.  Fixed rate loans with maturities in excess of one year amounted to $287,999,000 and $316,663,000 at December 31, 2011 and 2010, respectively.

     Changes in the allowance for loan losses are summarized as follows (amounts in thousands):

	For the years ended December 31,
	2011	2010	2009
Balance, beginning of year	$11,627	$9,142	$7,091
Recoveries of loans previously charged
against the allowance	1,445	704	1,078
Provided from current year's income	9,888	13,397	8,748
Loans charged against the allowance	(10,587)	(11,616)	(7,775)
Balance, end of year	$12,373	$11,627	$9,142

As of December 31, 2011, 2010, and 2009 loans individually evaluated and considered impaired under ASC 310-10 “Receivables” were as follows (amounts in thousands):

		December 31,
	2011	2010	2009
Total loans considered impaired	$26,036	$29,074	$13,578
Loans considered impaired for which there is a related
allowance for loan loss:
Outstanding loan balance	15,955	8,620	491
Related allowance established	1,484	709	176
Loans considered impaired and previously written
down to fair value	10,081	20,454	13,065
Loans considered impaired and which are classified as
troubled debt restructurings.	3,638	20	22
Average annual investment in impaired loans	26,873	25,241	6,412
Interest income recognized on impaired loans during the
period of impairment.	580	636	7

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following tables summarize (in thousands of dollars) commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company’s loan portfolios as of December 31, 2011 and 2010.  The Company utilizes four “Pass” grade categories and the regulatorily defined “Other Assets Especially Mentioned,” “Substandard,” and “Doubtful” grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. “Other Assets Especially Mentioned (OAEM)” loans have weaknesses and warrant management’s close attention.  “Substandard” loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  “Doubtful” loans have a high degree of potential loss, in whole or in part.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
December 31, 2011 and 2010

	Commercial Other		Commercial Real Estate Construction		Commercial Real Estate- Other
	2011	2010	2011	2010	2011	2010
PASS 1	$4,720	$7,524	$37	$39	$77	$-
PASS 2	15,803	12,980	10,168	8,590	46,882	55,930
PASS 3	12,207	15,859	11,094	11,168	38,237	31,521
PASS 4	12,514	16,611	15,555	18,377	34,394	30,054
OAEM	4,422	6,007	4,962	9,283	7,299	14,105
Substandard	4,804	5,428	10,455	15,623	15,624	20,611
Total	$54,470	$64,409	$52,271	$63,080	$142,513	$152,221

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
December 31, 2011 and 2010

Consumer Real Estate-Residential

	2011	2010
PASS 1	$164	$761
PASS 2	67,010	74,462
PASS 3	42,424	48,216
PASS 4	52,577	46,158
OAEM	8,366	12,687
Substandard	21,265	28,538
Total	$191,806	$210,822

The Company had no loans classified as doubtful at December 31, 2011 and 2010.  The Company does not make loans defined as “sub-prime” loans.

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following table summarizes the Company’s consumer credit card and all other consumer loans based on performance at December 31, 2011 and 2010 (amounts in thousands).

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
December 31, 2011 and 2010

	Consumer Credit Card		Consumer Other
	2011	2010	2011	2010

Performing	$3,282	$3,225	$39,680	$40,429
Non-Performing	-	-	-	-

Total	$3,282	$3,225	$39,680	$40,429

The Company classifies consumer credit cards or other consumer loans as "Non-Performing" at 120 days or more past due.  The Company had no consumer credit card or other consumer loans classified as “Non-Performing” at December 31, 2011 and 2010.

The following tables outlines the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at and for the year ended December 31, 2011 and 2010 (amounts in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable
At and for the Year Ended December 31, 2011

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$2,776	$4,266	$1,361	$3,114	$110	$11,627
Charge-offs	(1,872)	(3,561)	(917)	(4,237)	-	(10,587)
Recoveries	298	836	218	93	-	1,445
Provisions	991	3,222	822	4,897	(44)	9,888
Ending balance	$2,193	$4,763	$1,484	$3,867	$66	$12,373

Ending balances:
Individually evaluated
for impairment	$40	$734	$-	$710	$-	$1,484

Collectively evaluated
for impairment	$2,153	$4,029	$1,484	$3,157	$66	$10,889

Loans receivable:

Ending balance - total	$54,470	$194,784	$42,962	$191,806	$-	$484,022

Ending balances:
Individually evaluated
for impairment	$1,408	$13,844	$-	$10,784	$-	$26,036

Collectively evaluated
for impairment	$53,062	$180,940	$42,962	$181,022	$-	$457,986

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

Allowance for Loan Losses and Recorded Investment in Loans Receivable
At and for the Year Ended December 31, 2010

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,309	$2,246	$1,228	$2,344	$15	$9,142
Charge-offs	(3,273)	(4,639)	(899)	(2,805)	-	(11,616)
Recoveries	259	14	372	59	-	704
Provisions	2,481	6,645	660	3,516	95	13,397
Ending balance	$2,776	$4,266	$1,361	$3,114	$110	$11,627

Ending balances:
Individually evaluated
for impairment	$-	$506	$-	$203	$-	$709

Collectively evaluated
for impairment	$2,776	$3,760	$1,361	$2,911	$110	$10,918

Loans receivable:

Ending balance - total	$64,409	$215,301	$43,654	$210,822	$-	$534,186

Ending balances:
Individually evaluated
for impairment	$315	$19,977	$-	$8,782	$-	$29,074

Collectively evaluated
for impairment	$64,094	$195,324	$43,654	$202,040	$-	$505,112

The following table outlines the performance status of the Company’s loan portfolios by collateral type and purpose at December 31, 2011 and 2010 (amounts in thousands).

							Greater
			Greater				Than
			Than				90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
2011	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$1,206	$1,559	$807	$3,572	$50,898	$54,470	$-
Commercial real estate:
Commercial real estate- construction	1,190	625	4,226	6,041	46,230	52,271	18
Commercial real estate- other	2,650	465	4,317	7,432	135,081	142,513	-
Consumer:
Consumer-residential	2,201	1,532	9,175	12,908	178,898	191,806	1,898
Consumer-credit cards	26	54	39	119	3,163	3,282	39
Consumer-other	1,116	330	345	1,791	37,889	39,680	186
Total	$8,389	$4,565	$18,909	$31,863	$452,159	$484,022	$2,141

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

							Greater
			Greater				Than
			Than				90 Days
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
2010	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial	$877	$564	$-	$1,441	$62,968	$64,409	$-
Commercial real estate:
Commercial real estate- construction	1,838	853	7,630	10,321	52,759	63,080	12
Commercial real estate- other	1,146	591	5,856	7,593	144,628	152,221	161
Consumer:
Consumer-residential	3,297	4,237	5,487	13,021	197,801	210,822	695
Consumer-credit cards	36	44	26	106	3,119	3,225	27
Consumer-other	829	373	147	1,349	39,080	40,429	147
Total	$8,023	$6,662	$19,146	$33,831	$500,355	$534,186	$1,042

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans and nonaccrual loans are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower’s and guarantor’s financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management’s determination of the allowance for loan losses.  The following tables outline the Company’s loans classified as impaired by collateral type and purpose at December 31, 2011 and 2010 (amounts in thousands):

Impaired Loans
At and for the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$2,391	$2,797	$-	$4,891	$-
Commercial real estate-other	4,853	4,876	-	6,511	61
Commercial and industrial	939	987	-	838	17
Consumer-residential	1,897	1,939	-	3,454	36

With an allowance recorded:
Commercial real estate-construction	$3,341	$5,748	$469	$3,042	$43
Commercial real estate-other	3,259	3,720	265	2,015	95
Commercial and industrial	469	648	40	70	20
Consumer-residential	8,887	10,942	710	6,052	308

Total:
Commercial real estate-construction	$5,732	$8,545	$469	$7,933	$43
Commercial real estate-other	8,112	8,596	265	8,526	156
Commercial and industrial	1,408	1,635	40	908	37
Consumer-residential	10,784	12,881	710	9,506	344
	$26,036	$31,657	$1,484	$26,873	$580

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

Impaired Loans
At and for the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate-construction	$6,563	$7,977	$-	$8,210	$27
Commercial real estate-other	7,952	7,975	-	4,495	294
Commercial and industrial	315	315	-	314	13
Consumer-residential	4,455	4,743	-	4,648	211

With an allowance recorded:
Commercial real estate-construction	$4,138	$6,175	$419	$3,799	$32
Commercial real estate-other	1,324	1,705	87	729	23
Commercial and industrial	-	-	-	-	-
Consumer-residential	4,327	4,947	203	3,046	36

Total:
Commercial real estate-construction	$10,701	$14,152	$419	$12,009	$59
Commercial real estate-other	9,276	9,680	87	5,224	317
Commercial and industrial	315	315	-	314	13
Consumer-residential	8,782	9,690	203	7,694	247
	$29,074	$33,837	$709	$25,241	$636

The following table outlines the Company’s loans on nonaccrual status by collateral type and purpose for the years ended December 31, 2011 and 2010 (amounts in thousands).

Loans on Nonaccrual Status
As of December 31, 2011 and 2010

	2011	2010
Commercial	$1,250	$315
Commercial real estate:
Commercial real estate construction	5,414	9,71
Commercial real estate – other	7,541	9,250

Consumer:
Consumer-credit card	-	-
Consumer-other	159	-

Residential:
Residential	8,549	6,428
Total	$22,913	$25,704

     At December 31, 2011 and 2010, nonaccrual loans totaled $22,913,000 and $25,704,000, respectively.  The total amount of interest earned on nonaccrual loans was $386,000 in 2011, $408,000 in 2010 and $318,000 in 2009.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $1,919,000 in 2011, $1,847,000 in 2010, and $953,000 in 2009.  Foregone interest on nonaccrual loans totaled $1,533,000 in 2011, $1,439,000 in 2010, and $635,000 in 2009.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status. Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company recognized $126,000 of interest on a cash basis on one loan relationship consisting of five nonaccrual loans totaling $1,949,000 during 2011. The Company did not recognize interest income on nonaccrual loans on a cash basis during any of 2010 and 2009.

Continued

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

     At December 31, 2011 and 2010 the amount of loans ninety days or more past due and still accruing interest totaled $2,141,000 and $1,042,000, respectively.  Loans ninety days or more past due and still accruing interest primarily consist of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

     At December 31, 2011 and 2010 classified assets, the majority consisting of classified loans, were $62,811,000 and $76,642,000, respectively.  At December 31, 2011 and 2010 classified assets represented 63.03% and 78.24% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

Troubled Debt Restructurings

     As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified six loans with a recorded investment of $3,836,000 which met the definition of a TDR under the amended guidance.  All of these loans were classified as impaired prior to restructuring.  The allowance for loan losses associated with these loans was previously, and will continue to be, determined under the impairment measurement guidance in ASC 310-10-35.

     Troubled debt restructurings that were made during the year ended December 31, 2011 are illustrated in the table below (dollar amounts in thousands):

	For the year ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings
Commercial	1	$ 247	$ 247
Commercial real estate-construction	1	487	487
Commercial real estate - other	1	1,609	1,609
Consumer - residential	3	1,493	1,493

     During the year ended December 31, 2011, six loans were modified and considered to be troubled debt restructurings. All six loans were granted an extended term and no interest rate concessions were made.

     Troubled debt restructurings are considered in default when they become ninety or more days past due.  Troubled debt restructurings which have defaulted during year ended December 31, 2011 are presented in the tables below (dollar amounts in thousands):

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Commercial	-	$ -
Commercial real estate-construction	1	13
Commercial real estate - other	1	1,435
Consumer - residential	1	910

     During the year ended December 31, 2011, three loans that had previously been restructured, were in default.

NOTE 5 - PREMISES AND EQUIPMENT

     Premises and equipment at December 31 is summarized as follows (amounts in thousands):

	2011	2010
Land and buildings	$26,402	$26,386
Furniture, fixtures and equipment	8,821	8,897
	35,223	35,283
Less accumulated depreciation and amortization	(14,089)	(13,195)
	21,134	22,088
Construction in progress	115	-
	$21,249	$22,088

 Depreciation and amortization of premises and equipment charged to operating expense totaled $1,333,000 in 2011, $1,493,000 in 2010, and $1,538,000 in 2009.  The construction in progress is primarily related to the renovation of the Company’s Main Street branch and Socastee branch offices and the installation of a new automated teller machine (ATM) at the Company’s Conway Banking Office. Remaining construction and equipment costs are approximately $69.

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

NOTE 6 – OTHER REAL ESTATE OWNED

     The following summarizes the activity in the other real estate owned for the years ended December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Balance, beginning of year	$5,476	$1,622
Additions - foreclosures	8,711	7,363
Proceeds from sales	(3,929)	(3,231)
Write downs	(1,195)	(278)
Balance, end of year	$9,063	$5,476

NOTE 7 - DEPOSITS

     A summary of deposits, by type, as of December 31 follows (tabular amounts in thousands):

	2011	2010
Transaction accounts	$225,060	$200,615
Savings deposits	68,295	59,426
Insured money market accounts	84,348	82,663
Time deposits over $100,000	201,362	215,935
Other time deposits	153,560	159,501
Total deposits	$732,625	$718,140

     Interest paid on certificates of deposit of $100,000 or more totaled $2,783,000, in 2011, $4,362,000 in 2010, and $5,359,000 in 2009.

     The Company had no brokered deposits in 2011 or 2010.

     At December 31, 2011, the scheduled maturities of time deposits are as follows (dollar amounts in thousands):

2012	$292,706
2013	38,833
2014	7,219
2015	6,745
2016 and after	9,419
$354,922

The amount of overdrafts classified as loans at December 31, 2011 and 2010 were $611,000 and $304,000, respectively.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements are summarized as follows (dollar amounts in thousands):

	At and for the year ended
	December 31,
	2011	2010
Amount outstanding at year end	$87,784	$99,153
Average amount outstanding during year	98,009	108,392
Maximum outstanding at any month-end	111,274	113,463
Weighted average rate paid at year-end	.22%	.46%
Weighted average rate paid during year	.28%	.73%

     The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amount of securities underlying the agreements are book entry securities maintained with an independent third party safekeeping agent.  Government sponsored enterprise and municipal securities with a book value of $101,383,000 ($101,742,000 fair value) and $117,386,000 ($117,549,000 fair value) at December 31, 2011 and 2010, respectively, were pledged as collateral for the agreements.

NOTE 9 - LINES OF CREDIT

     At December 31, 2011, the Bank had unused short-term lines of credit totaling $22,000,000 to purchase Federal Funds from unrelated banks.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     During 2011 the U.S. Treasury announced that beginning January 1, 2012 the Treasury would discontinue the practice of leaving a portion of the funds paid through depository financial institutions with those depositories, effectively ending its Treasury, Tax and Loan program.  The Bank closed its demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB) on November 30, 2011.  However, during the portion of 2011 the Bank maintained this arrangement, the Bank could borrow up to $7,000,000 at varying rates set weekly by the FRB.  The FRB did not charge interest under the arrangement for 2011 or 2010.  On November 30, 2011, the date the arrangement was closed, the note was secured by Federal agency securities with a market value of $2,998,000, and the amount outstanding under the note totaled $473,000.  At December 31, 2010, the note was secured by Federal agency securities with a market value of $4,067,000, and the amount outstanding under the note totaled $2,324,000.

     The Bank also has a line of credit from the Federal Home Loan Bank (FHLB) for $55,726,000 secured by a lien on the Bank’s qualifying 1-4 family mortgages and the Bank’s investment in FHLB stock.  Allowable terms range from overnight to 20 years at varying rates set daily by the FHLB.  The amount outstanding under the agreement totaled $0 at December 31, 2011 and 2010, respectively.

NOTE 10 - INCOME TAXES

     The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (dollar amounts in thousands):

		For the years ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$457	34.00%	$369	34.00%	$2,441	34.00%
Increase/(decrease) in taxes resulting from:
Tax exempt interest	(394)	(29.33)	(398)	(36.71)	(386)	(5.38)
State bank tax (net of federal benefit)	36	2.69	17	1.57	122	1.70
Other - net	25	1.87	56	5.20	(64)	(.89)

Tax provision	$124	9.23%	$44	4.06%	$2,113	29.43%

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (amounts in thousands):

	For the years ended December 31,
	2011	2010	2009
Income taxes currently payable
Federal	$582	$766	$3,063
State	55	26	185

	637	792	3,248
Net deferred income tax benefit	(513)	(748)	(1,135)

Provision for income taxes	$124	$44	$2,113

The net deferred tax asset is included in other assets at December 31, 2011 and 2010.

Continued

NOTE 10 - INCOME TAXES – Continued

     A portion of the change in net deferred taxes relates to the change in unrealized net gains and losses on securities available for sale.  The related 2011 tax expense of $1,340,000 and the 2010 tax benefit of $760,000 have been recorded directly to stockholders’ equity.  The balance of the change in net deferred taxes results from the current period deferred tax benefit or expense.

    Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

    Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  After review of all positive and negative factors, as of December 31, 2011 management has determined that it is more likely than not that the total deferred tax asset will be realized except for the deferred tax asset associated with state net operating loss carryforwards and, accordingly has established a valuation allowance only for this item.  The valuation allowance increased by $4,000 in 2011.

    The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes (amounts in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses deferred for tax purposes	$4,207	$3,953
Deferred compensation	403	450
Executive retirement plan	185	173
Unrealized net losses on securities available for sale	-	90
Interest on nonaccrual loans	521	489
Other	582	302

Gross deferred tax assets	5,898	5,457
Less valuation allowance	35	31

Net deferred tax assets	5,863	5,426

Deferred tax liabilities:
Depreciation for income tax reporting in excess of amount
for financial reporting	(681)	(705)
Unrealized net gains on securities available for sale	(1,250)	-
Other	(197)	(159)

Gross deferred tax liabilities	(2,128)	(864)

Net deferred tax asset	$3,735	$4,562

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

     The contractual value of the Bank's off balance sheet financial instruments is as follows as of December 31, 2011 (amounts in thousands):

Contract
amount

Commitments to extend credit	$33,903

Standby letters of credit	$1,337

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     At December 31, 2011 the Bank had no significant obligations under capital or operating leases.

     The Company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position or results of operations.

NOTE 13 - RESTRICTION ON DIVIDENDS

      The ability of the Company to pay dividends is currently subject to prior approval of the Federal Reserve pursuant to a Memorandum of Understanding between the Company and the Federal Reserve.  The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The ability of the Bank to pay dividends is currently limited and subject to prior approval of the OCC pursuant to a Formal Agreement between the Bank and the OCC.  Additionally, federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank.  At December 31, 2011, the Bank’s retained earnings were $83,388,000.

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

     Total loans to all executive officers and directors, including immediate family and business interests, at December 31, were as follows (amounts in thousands):

	December 31,
	2011	2010

Balance, beginning of year	$1,936	$2,031
New loans	95	192
Less loan payments	595	287
Balance, end of year	$1,436	$1,936

      Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $10,359,000 and $14,641,000 at December 31, 2011 and 2010, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service. Upon ongoing approval of the Board of Directors, the Bank matches one hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the years ended December 31, 2011, 2010 and 2009, $382,000, $388,000 and $380,000, respectively, were charged to operations under the plan.

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

      The ESI plan provides a life insurance benefit on the life of the covered officer payable to the officer's beneficiary. The plan also provides a retirement stipend to certain officers.  For the years ended December 31, 2011, 2010, and 2009, the Bank had $180,399, $144,704 and $290,518 in income and $61,812, $57,480 and $53,678 of expense associated with this plan, respectively. The LTDC plan provides cash awards to certain officers payable upon death, retirement, or separation from service.  The awards are made in dollar increments equivalent to the value of the Company's stock at the time of the award.  The Bank maintains the value of awards in amounts equal to current market value of the Company's stock plus any cash dividends paid.  Such plans are commonly referred to as phantom stock plans.  For the years ended December 31, 2011 and 2010, due to a decline in the market value of the Company’s stock, the Company experienced benefits related to the plan of $12,155 and $170,022, respectively.  For the year ended December 31, 2009, $81,947 was charged to operations under the plan.

NOTE 16 - REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The Company’s and the Bank’s actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollar amounts in thousands):

CNB Corporation
			For capital
			adequacy purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to risk
weighted assets)	$94,264	17.69%	$42,633	8.00%
Tier 1 Capital (to risk
weighted assets)	87,532	16.43	21,317	4.00
Tier 1 Capital (to average assets)	87,532	9.42	37,164	4.00

As of December 31, 2010
Total Capital (to risk
weighted assets)	$93,564	16.62%	$45,043	8.00%
Tier 1 Capital (to risk
weighted assets)	86,469	15.36	22,522	4.00
Tier 1 Capital (to average assets)	86,469	9.21	37,574	4.00

The Conway National Bank					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
		Actual	Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to risk
weighted assets)	$93,991	17.64%	$42,631	8.00%	$53,288	10.00%
Tier 1 Capital (to risk
weighted assets)	87,259	16.37	21,315	4.00	31,973	6.00
Tier 1 Capital (to average assets)	87,259	9.39	37,163	4.00	46,454	5.00

As of December 31, 2010
Total Capital (to risk
weighted assets)	$93,432	16.59%	$45,043	8.00%	$56,304	10.00%
Tier 1 Capital (to risk
weighted assets)	86,337	15.33	22,522	4.00	33,782	6.00
Tier 1 Capital (to average assets)	86,337	9.19	37,572	4.00	46,966	5.00

     In addition to the general regulatory capital requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC.  Those required ratios are:  Tier 1 capital to average assets – 8.5%; Tier 1 capital to risk weighted assets – 12.0%; and total capital to risk weighted assets – 14.0%.

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31 (amounts in thousands):

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks and Federal Reserve	$55,000	$55,000	$32,517	$32,517
balance in excess of requirement
Federal funds sold	10,000	10,000	14,000	14,000
Investment securities available for sale	320,717	320,717	275,381	275,381
Investment securities held to maturity	11,009	11,744	20,678	20,784
Other investments	1,865	1,865	2,729	2,729
Loans (net)	471,649	477,168	522,559	527,787

FINANCIAL LIABILITIES
Deposits	732,625	731,660	718,140	716,733
Securities sold under repurchase agreements	87,784	87,784	99,153	99,153
U.S. Treasury demand notes	-	-	2,324	2,324

	Notional		Notional
	Amount		Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$33,903		$38,343
Standby letters of credit	1,337		1,577

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

Loans

     Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

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

Continued

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

     Assets and liabilities measured at fair value on a recurring basis for December 31, 2011 and 2010 are presented in the following table (dollars in thousands):

2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities
Government sponsored enterprises	$-	$268,388	$-
State, county, and municipal	-	28,813	-
Mortgage backed securities	-	22,358	-
Other investments	-	1,158	-
Total	$-	$320,717	$-

2010

Available-for-sale securities
Government sponsored enterprises	$-	$244,497	$-
State, county, and municipal	-	19,475	-
Mortgage backed securities	-	10,308	-
Other investments	-	1,101	-
Total	$-	$275,381	$-

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2011 and 2010 for which a nonrecurring change in fair value was recorded during the years ended December 31, 2011 and 2010 (dollars in thousands):

2011	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$-	$9,063	$-
Impaired loans	$-	$24,552	$-
	$-	$33,615	$-

2010

Other real estate owned	$-	$5,476	$-
Impaired loans	$-	$28,365	$-
	$-	$33,841	$-

NOTE 18 - PARENT COMPANY INFORMATION

      Following is condensed financial information of CNB Corporation (parent company only) (amounts in thousands):

CONDENSED BALANCE SHEETS

	December 31,
ASSETS	2011	2010
Cash	$ 206	$ 96
Investment in subsidiary	89,163	86,201
Other assets	37	36
	$89,406	$86,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable	$-	$-
Stockholders’ equity	89,406	86,333
	$89,406	$86,333

CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
INCOME	2011	2010	2009
Dividend from bank subsidiary	$387	$-	$2,322
Other income	43	-	46

EXPENSES
Interest expense	-	-	7
Legal	51	24	43
Sundry	24	24	31
Other	59	69	62
Income/(loss) before equity in undistributed
net income of bank subsidiary	296	(117)	2,225

EQUITY IN UNDISTRIBUTED NET INCOME OF
SUBSIDIARY	923	1,157	2,842

Net income	$1,219	$1,040	$5,067

Continued

NOTE 18 - PARENT COMPANY INFORMATION, Continued

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
OPERATING ACTIVITIES	2011	2010	2009
Net income	$1,219	$1,040	$5,067
Adjustments to reconcile net income to net cash provided
by operating activities
Equity in undistributed net income of bank subsidiary	(923)	(1,157)	(2,842)
Net change in other liabilities	-	-	(12)
Net change in other assets	(30)	47	(45)

Net cash provided/(used) by operating activities	266	(70)	2,168

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

FINANCING ACTIVITIES
Dividends paid	-	(2,097)	(4,355)
Common shares repurchased	(183)	(1,016)	(1,588)
Common shares sold	27	20	3,012
Change in short term borrowings	-	-	(1,120)

Net cash used for financing activities	(156)	(3,093)	(4,051)

Net increase/(decrease) in cash	110	(3,163)	(1,883)

CASH, BEGINNING OF THE YEAR	96	3,259	5,142

CASH, END OF THE YEAR	$206	$96	$3,259

Continued

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited condensed financial data by quarter for 2011 and 2010 is as follows (tabular amounts, except per share data, in thousands):

		Quarter ended

2011	March 31	June 30	September 30	December 31

Interest income	$9,123	$9,104	$8,871	$8,624
Interest expense	1,648	1,423	1,291	1,164

Net interest income	7,475	7,681	7,580	7,460
Provision for loan losses	2,112	3,065	2,296	2,415
Net interest income after
provision for loan losses	5,363	4,616	5,284	5,045
Noninterest income	1,391	1,511	1,760	1,596
Noninterest expenses	6,268	6,191	6,667	6,097

Income/(loss) before income taxes	486	(64)	377	544
Income tax provision/(benefit)	104	(94)	(3)	117

Net income	$382	$30	$380	$427

Net income per share	$.23	$.02	$.23	$.25

Weighted average shares outstanding	1,664,620	1,664,614	1,664,344	1,661,890

		Quarter ended

2010	March 31	June 30	September 30	December 31

Interest income	$10,390	$10,115	$9,948	$9,504
Interest expense	2,723	2,532	2,345	2,020

Net interest income	7,667	7,583	7,603	7,484
Provision for loan losses	3,763	3,806	4,379	1,449
Net interest income after
provision for loan losses	3,904	3,777	3,224	6,035
Noninterest income	1,412	1,822	2,334	1,981
Noninterest expenses	5,586	5,989	5,943	5,887

Income/(loss) before income taxes	(270)	(390)	(385)	2,129
Income tax provision/(benefit)	(227)	(170)	(217)	658

Net income/(loss)	$(43)	$(220)	$(168)	$1,471

Net income/(loss) per share	$(.03)	$(.13)	$(.10)	$.88

Weighted average shares outstanding	1,676,890	1,675,492	1,668,854	1,665,036

NOTE 20 – SUBSEQUENT EVENTS

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

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

     Management has assessed the effectiveness of CNB Corporation's internal control over financial reporting as of December 31, 2011.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2011, internal control over financial reporting was effective.

     Elliott Davis, LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, and a copy of Elliott Davis, LLC's report is included with this report.

Date:  March 15, 2012

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

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information set forth under the captions "Information about Nominees, Directors Whose Terms will Continue after the Annual Meeting of Shareholders and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance Matters - -Committees of the Board of Directors - Audit Committee" set forth in the Company’s Proxy Statement filed in connection with the Company’s 2012 Annual Meeting of the Shareholders (the "2012 Proxy Statement") is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth in the 2012 Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference; provided, however, the information set forth under the caption "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEENT AND RELATED STOCKHOLDER MATTERS

          The information set forth in the 2012 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is incorporated herein by reference.

          The Company does not have any equity compensation plans pursuant to which securities may be issued.  Accordingly, no disclosure is required pursuant to Regulation S-K, Item 201(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information set forth in the 2012 Proxy Statement under the caption "Transactions with Related Persons" and "Governance Matters -- Director Independence" is incorporated herein by reference. The members of the Company’s Audit and Governance (nominating and compensation) Committees are independent as defined in the Nasdaq Global Market Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information set forth in the 2012 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm – Fees Billed by Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, financial statements and financial statement schedules are filed as part of this report:

(a) FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Income - Years ended December 31, 2011,  2010, and  2009
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2011,  2010, and  2009
Consolidated Statements of Comprehensive Income - Years ended December 31, 2011,  2010, and  2009
Consolidated Statements of Cash Flows - Years Ended December 31, 2011,  2010, and  2009
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

CNB Corporation

/s/W. Jennings Duncan
W. Jennings Duncan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signature	Capacity

/s/James W. Barnette, Jr.	Chairman of the Board
James W. Barnette, Jr.
W. Jennings Duncan	President, Chief Executive Officer, and Director
W. Jennings Duncan
L. Ford Sanders, II	Executive Vice President, Chief Financial Officer, and Treasurer
L. Ford Sanders, II
/s/Virginia B. Hucks	Vice President and Secretary
Virginia B. Hucks
/s/Dana P. Arneman, Jr.	Director
Dana P. Arneman, Jr.
/s/William R. Benson	Director
William R. Benson
/s/Harold G. Cushman, III	Director
Harold G. Cushman, III
/s/William O. Marsh	Director
William O. Marsh
/s/George F. Sasser	Director
George F. Sasser
/s/Lynn G. Stevens	Director
Lynn G. Stevens

EXHIBIT INDEX

Exhibit
Number

3.1	Articles of Incorporation – The Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3(a) which was filed with a Form 8-A dated June 24, 1998.
3.2	By-laws of the Company as amended June 14, 2005 – The Bylaws of the Company are incorporated by reference to Exhibit 3 which was filed with the Form 10-Q for the quarter ended June 30, 2005.
10.1	Executive Supplemental Income Plan – The Executive Supplemental Income Plan is incorporated herein by reference to Exhibit 10(a) which was filed with a Form 10-K/A Annual Report dated June 10, 2002.
10.2

Deferred Compensation Plan entitled "Phantom Stock Plan" – The Phantom Stock Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(b) which was filed with a Form 10-K/A Report dated June 10, 2002.

14.1	Code of Ethics Policy – The Conway National Bank Code of Ethics Policy is incorporated herein by reference to Exhibit 99 which was filed with a Form 8-K filed August 13, 2004.
21	Subsidiaries of the Registrant – Incorporated herein by reference to Exhibit 21 which was filed with a Form 10-K Annual Report dated March 28, 1986.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.