Form 10-Q
period 2012-03-31
CNB CORP /SC/
filed 2012-05-11
CIK 764581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date: 1,661,007 shares of common stock, par value $5 per share, May 1, 2012.

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

PART I.

Item 1. Financial Statements
CNB Corporation and Subsidiary Condensed Consolidated Balance Sheets (All Dollar Amounts, Except Per Share Data, in Thousands)
ASSETS:	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)		(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$24,718	$24,422	$23,241
Due from Federal Reserve Bank, balance in excess of requirement	57,965	30,578	39,580
Federal funds sold	13,000	10,000	32,000
Total cash and cash equivalents	95,683	65,000	94,821
Investment securities available for sale	301,409	320,717	269,421
(Amortized cost of $299,109 at March 31, 2012, $317,551 at
December 31, 2011, and $268,999 at March 31, 2011)
Investment securities held to maturity	30,480	11,009	19,203
(Fair values of $31,143 at March 31, 2012, $11,744 at December 31, 2011, and $19,431 at March 31, 2011)
Other investments	1,865	1,865	2,729
Loans:
Total loans	469,706	484,022	523,745
Less allowance for possible loan losses	(12,612)	(12,373)	(11,803)
Net loans	457,094	471,649	511,942
Bank premises and equipment	21,043	21,249	21,922
Other real estate owned	9,262	9,063	6,446
Accrued interest receivable	4,073	4,158	4,377
Other assets	9,257	9,110	10,671
Total assets	$930,166	$913,820	$941,532

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Noninterest-bearing	$129,823	$119,649	$111,146
Interest-bearing	616,876	612,976	625,801
Total deposits	746,699	732,625	736,947
Securities sold under agreement to repurchase	90,248	87,784	111,274
United States Treasury demand notes	-	-	1,336
Other liabilities	3,829	4,005	4,872
Total liabilities	840,776	824,414	854,429

Stockholders' equity:
Common stock, par value $5 per share; authorized 3,000,000;	8,305	8,309	8,323
issued 1,661,010 at March 31, 2012, 1,661,912 at December
31, 2011, and 1,664,614 at March 31, 2011.
Capital in excess of par value of stock	50,298	50,343	50,485
Retained earnings	29,436	28,879	28,042
Accumulated other comprehensive income	1,351	1,875	253
Total stockholders' equity	89,390	89,406	87,103
Total liabilities and stockholders' equity	$930,166	$913,820	$941,532

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Income (All Dollar Amounts, Except Per Share Data, in Thousands) (Unaudited)

	Three Months Ended
	March 31,
Interest Income:	2012	2011
Interest and fees on loans	$7,227	$7,991
Interest on investment securities:
Taxable investment securities	756	845
Nontaxable investment securities	315	261
Interest on federal funds sold and Federal Reserve Bank	33	7
balances in excess of required balance
Other interest income	6	19
Total interest income	8,337	9,123

Interest Expense:
Interest on deposits	1,012	1,552
Interest on securities sold under agreement to repurchase	55	96
Total interest expense	1,067	1,648

Net interest income	7,270	7,475
Provision for loan losses	2,083	2,112
Net interest income after provision for loan losses	5,187	5,363

Noninterest income:
Service charges on deposit accounts	781	815
Gains on sale of securities	446	-
Other operating income	605	576
Total noninterest income	1,832	1,391

Noninterest expenses:
Salaries and employee benefits	3,464	3,423
Occupancy expense	828	830
Examination and professional fees	240	256
FDIC deposit insurance assessments	139	356
Net cost of operation of other real estate owned	531	286
Other operating expenses	1,095	1,117
Total noninterest expenses	6,297	6,268

Income before income taxes	722	486
Income tax provision	165	104
Net income	$557	$382

Per Share Data

Net income per weighted average shares outstanding	$0.34	$0.23

Book value per actual number of shares outstanding	$53.82	$52.33

Weighted average number of shares outstanding	1,661,636	1,664,620

Actual number of shares outstanding, end of period	1,661,010	1,664,614

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Comprehensive Income (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,

	2012	2011
Net income	$557	$382

Other comprehensive income/(loss), net of tax

Unrealized gains on securities:

Unrealized holding gains/(losses) during period, net	(230)	389

Reclassification adjustment for gains included in net income, net	(294)	-

Other comprehensive income/(loss)	(524)	389

Comprehensive income	$33	$771

See Notes to Condensed Consolidated Financial Statements

CNB Corporation and Subsidiary Condensed Consolidated Statements of Changes in Stockholders' Equity (All Dollar Amounts in Thousands) (Unaudited)
	Three Months Ended March 31,
	2012	2011
Common stock:
($5 par value, 3,000,000 shares authorized)
Balance, January 1	$8,309	$8,323
Repurchase of Common Stock	(4)	-
Balance at end of period	8,305	8,323

Capital in excess of par value of stock
Balance, January 1	50,343	50,486
Repurchase of Common Stock	(45)	(1)
Balance at end of period	50,298	50,485

Retained earnings:
Balance, January 1	28,879	27,660
Net Income	557	382
Balance at end of period	29,436	28,042

Accumulated other comprehensive income:
Balance, January 1	1,875	(136)
Change in net unrealized gains/(losses), net	(524)	389
Balance at end of period	1,351	253

Total stockholders' equity	$89,390	$87,103

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (All Dollar Amounts in Thousands) (Unaudited)
	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net Income	$ 557	$ 382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	331	370
Provision for loan losses	2,083	2,112
Provision for deferred income taxes	(100)	(225)
Net discount accretion and premium amortization on investment securities	595	514
Gain on sale of investment securities	(446)	-
Loss on sale of foreclosed assets	28	39
Write-down of foreclosed assets	266	109
Decrease in accrued interest receivable	85	273
Decrease in other assets	301	488
Decrease in other liabilities	(176)	(449)
Net cash provided by operating activities	3,524	3,613

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	11,815	-
Proceeds from maturities/calls of investment securities available for sale	47,945	55,135
Proceeds from maturities/calls of investment securities held to maturity	-	2,000
Purchase of investment securities available for sale	(41,458)	(49,031)
Purchase of investment securities held to maturity	(19,486)	(535)
Proceeds from sale of foreclosed assets	913	362
Net increase in federal funds sold	(3,000)	(18,000)
Net decrease in loans	11,066	7,025
Premises and equipment expenditures	(125)	(204)
Net cash provided/(used) for investing activities	7,670	(3,248)

FINANCING ACTIVITIES
Net increase in deposits	14,074	18,807
Net increase in securities sold under repurchase agreement	2,464	12,121
Net decrease in United States Treasury demand notes	-	(988)
Common shares purchased	(49)	(1)
Net cash provided by financing activities	16,489	29,939

Net increase in cash and due from banks	27,683	30,304

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	55,000	32,517

CASH AND DUE FROM BANKS, END OF PERIOD	$82,683	$62,821

CASH PAID FOR:
Interest	$1,473	$2,548
Income taxes	$244	$178

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Change in unrealized gain/loss on securities available for sale	$(867)	$648
Real estate acquired through foreclosure	$1,406	$1,480
Change in dividends payable	$-	$-

See Notes to Condensed Consolidated Financial Statements

CNB CORPORATION AND SUBSIDIARY (The "Company")

CNB CORPORATION (The "Parent")

THE CONWAY NATIONAL BANK (The "Bank")

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All Dollar Amounts in Thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income per share - Net income per share is computed on the basis of the weighted average number of common shares outstanding resulting in 1,661,636 shares for the three-month period ended March 31, 2012.

Fair values of financial instruments

Financial Accounting Standards Board Accounting Standards Codification 820 (FASB ASC 820), “Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value.  FASB ASC 820 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company's common stock.  In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

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

Loans - For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values.  Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or current appraised values of the underlying collateral, where applicable.

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

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (ASC) was amended by Accounting Standards Update (ASU) 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank.  The average amounts of these reserve balances for the three-month period ended March 31, 2012 and for the year ended December 31, 2011 were approximately $1,312 and $1,193 respectively.

NOTE 3 – INVESTMENT SECURITIES

The following summaries reflect the book value, unrealized gains and losses, approximate market value, and tax-equivalent yields of investment securities listed by type of issuer and maturity at March 31, 2012 and at December 31, 2011.

	March 31, 2012
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government Sponsored Enterprises
Within one year	$48,317	$120	$-	$48,437.64%
One to five years	176,686	519	65	177,140.82%
Six to ten years	26,844	112	43	26,913	1.39%
	251,847	751	108	252,490.85%
Mortgage Backed Securities
One to five years	77	7	-	84	5.86%
Six to ten years	2,818	126	-	2,944	3.46%
Over ten years	16,557	239	1	16,795	2.61%
	19,452	372	1	19,823	2.75%
State, county and municipal
Within one year	485	8	-	493	5.56%
One to five years	1,505	54	-	1,559	3.69%
Six to ten years	19,546	1,066	63	20,549	4.57%
Over ten years	5,150	191	19	5,322	4.42%
	26,686	1,319	82	27,923	4.51%
Other Investments
CRA Qualified Investment Fund	1,087	49	-	1,136	-%
Other	37	-	-	37	-%
	1,124	49	-	1,173	-%

Total available for sale	$299,109	$2,491	$191	$301,409	1.30%

HELD TO MATURITY

Government Sponsored Enterprises
Six to ten years	$8,246	$-	$4	$8,242	1.09%

Mortgage Backed Securities
Six to ten years	1,024	-	-	1,024	1.62%
Over ten years	9,091	18	-	9,109	2.26%
	10,115	18	-	10,133	2.19%
State, county and municipal
Within one year	$801	$8	$-	$809	4.29%
One to five years	1,621	92	-	1,713	5.18%
Six to ten years	5,935	390	-	6,325	5.25%
Over ten years	3,762	167	8	3,921	4.32%
	12,119	657	8	12,768	4.89%

Total held to maturity	$30,480	$675	$12	$31,143	2.97%

(1) Tax equivalent adjustment based on a 34% tax rate.

As of March 31, 2012, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders’ equity. The net unrealized holding gains on available for sale securities component of capital was $1,351, net of deferred income taxes, as of March 31, 2012.

NOTE 3 - INVESTMENT SECURITIES (Continued)

	December 31, 2011
	(Dollars in Thousands)
	Book	Unrealized Holding		Fair
	Value	Gains	Losses	Value	Yield(1)

AVAILABLE FOR SALE

Government sponsored enterprises
Within one year	$52,367	$153	$-	$52,520.62%
One to five years	185,112	842	93	185,861.97%
Six to ten years	29,877	160	30	30,007	1.40%
	267,356	1,155	123	268,388.95%
Mortgage backed securities
One to five years	84	8	-	92	5.86%
Six to ten years	3,149	128	-	3,277	3.51%
Over ten years	18,787	232	30	18,989	2.46%
	22,020	368	30	22,358	2.63%
State, county and municipal
Within one year	265	-	-	265	5.47%
One to five years	1,784	64	-	1,848	4.13%
Six to ten years	19,472	1,410	3	20,879	5.01%
Over ten years	5,538	283	-	5,821	4.78%
	27,059	1,757	3	28,813	4.91%
Other investments
CRA Qualified Investment Fund	1,079	43	-	1,122	-%
Other	36	-	-	36	-%
	1,115	43	-	1,158	-%

Total available for sale	$317,550	$3,323	$156	$320,717	1.40%

HELD TO MATURITY

State, county and municipal
Within one year	$804	$11	$-	$815	4.41%
One to five years	812	38	-	850	5.62%
Six to ten years	6,519	473	-	6,992	5.36%
Over ten years	2,874	213	-	3,087	4.86%
	11,009	735	-	11,744	5.18%

Total held to maturity	$11,009	$735	$-	$11,744	5.18%

(1) Tax equivalent adjustment on tax exempt obligations based on a 34% tax rate

As of the year ended December 31, 2011, the Bank did not hold any securities of an issuer that exceeded 10% of stockholders' equity.

NOTE 3 - INVESTMENT SECURITIES, Continued

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than		Twelve months
	twelve months		or more		Total
AVAILABLE FOR SALE	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Government Sponsored Enterprises	$46,786	$108	-	-	$46,786	$108
Mortgage Backed Securities	3,508	1	-	-	3,508	1
State, county and municipal	2,542	82	-	-	2,542	82
Total	$52,836	$191	$-	$-	$52,836	$191

HELD TO MATURITY

Government sponsored enterprises	$5,173	$4	$-	$-	$5,173	$4
State, county and municipal	1,112	8	-	-	1,112	8
Total	$6,285	$12	$-	$-	$6,285	$12

	December 31, 2011
	Less than		Twelve months
	twelve months		or more		Total
AVAILABLE FOR SALE	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Government Sponsored Enterprises	$42,732	$123	-	-	$42,732	$123
Mortgage Backed Securities	6,507	3	-	-	260	3
State, county and municipal	260	30	-	-	6,507	30
Total	$49,499	$156	$-	$-	$49,499	$156

    Securities classified as available for sale are recorded at fair market value.  At March 31, 2012 and December 31, 2011, there were no available for sale securities in a continuous loss position for twelve months or more.

    Securities classified as held to maturity are recorded at cost.  At March 31, 2012, the Company owned $6,285, fair value, of held to maturity securities in a continuous loss position for less than twelve months with $12 of unrealized losses consisting of one agency and three municipal securities. At March 31, 2012, there were no held to maturity securities in a continuous loss position for twelve months or more. At December 31, 2011, there were no held to maturity securities in a loss position.

    Investment securities with an aggregate par value of $181,971 ($185,765 fair value) at March 31, 2012 and $175,457 ($179,252 fair value) at December 31, 2011 were pledged to secure public deposits and for other purposes required by law.

    For the three-month period ended March 31, 2012, the Company sold $11,369 (book value) of available for sale securities for a gain of $446.  There were no sales of available for sale securities in 2011.

NOTE 3 – INVESTMENT SECURITIES, Continued

     For the three-month period ended March 31, 2012 and the year ended December 31, 2011, there were no sales of held to maturity securities.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans at March 31, 2012, December 31, 2011, and March 31, 2011 by major classification:

	March 31,	December 31,	March 31,
	2012	2011	2011

Real estate loans - commercial	$136,238	$142,513	$152,363
- construction and development	50,795	52,271	60,265
- residential	187,270	191,806	206,704
Commercial and agricultural loans	52,465	54,470	61,500
Loans to individuals for household,
family and other consumer expenditures
including overdrafts	42,938	42,962	42,913

Gross loans	$469,706	$484,022	$523,745
Less allowance for loan losses	(12,612)	(12,373)	(11,803)
Net loans	$457,094	$471,649	$511,942

     Changes in the allowance for loan losses for the quarters ended March 31, 2012 and 2011, and the year ended December 31, 2011 are summarized as follows:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
Balance, beginning of period	$12,373	$11,627	$11,627
Charge-offs:
Commercial and agricultural	766	280	1,872
Real Estate – commercial, construction and residential	1,207	1,962	7,798
Loans to individuals	239	236	917
Total charge-offs	$2,212	$2,478	$10,587
Recoveries:
Commercial and agricultural	$238	$62	$298
Real Estate –commercial, construction and residential	99	406	929
Loans to individuals	31	74	218
Total recoveries	$368	$542	$1,445
Net charge-offs	$1,844	$1,936	$9,142
Additions charged to operations	$2,083	$2,112	$9,888
Balance, end of period	$12,612	$11,803	$12,373

Ratio of net charge-offs during the period	.39%	.37%	1.79%
to average loans outstanding during the period

The entire balance of the allowance for loan losses is available to absorb future loan losses.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES, Continued

     At March 31, 2012, December 31, 2011, and March 31, 2011 loans on which no interest was being accrued totaled $22,399, $22,913, and $26,393, respectively.  All loans on which no interest was being accrued as well as other loans identified by management as having weaknesses which result in a determination of an inability on the part of the borrower to make full and timely payment of principal and interest are classified as impaired.  Impaired loans at March 31, 2012, December 31, 2011, and March 31, 2011 were $26,916, $26,036, and $28,803, respectively.  The portion of the allowance for loan losses specifically allocated to impaired loans at March 31, 2012, December 31, 2011, and March 31, 2011 was $1,426, $1,484, and $745, respectively.  The Company had $9,262 of foreclosed real estate at March 31, 2012, $9,063 at December 31, 2011, and $6,446 at March 31, 2011.  Loans 90 days past due and still accruing interest totaled $1,602, $2,141, and $1,431 at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

     At March 31, 2012, December 31, 2011, and March 31, 2011 classified assets, the majority consisting of classified loans, were $60,438, $62,811, and $73,548, respectively.  At March 31, 2012,  December 31, 2011, and March 31, 2011 classified assets represented 60.38%, 63.03%, and 74.90% of total capital (the sum of Tier 1 Capital and the Allowance for Loan Losses), respectively.

    As of March 31, 2012, December 31, 2011, and March 31, 2011 loans individually evaluated and considered impaired under ASC 310-10 “Receivables” were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Total loans considered impaired	$26,916	$26,036	$28,803
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	13,777	15,955	8,026
Related allowance established	1,426	1,484	745
Loans considered impaired and previously written down to fair value	9,242	6,443	20,757
Loans considered impaired and which are classified as troubled debt restructurings	3,897	3,638	20
Average investment in impaired loans	26,343	26,873	29,356
Interest income recognized on impaired loans during the period of impairment	86	580	52

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following tables summarize commercial and consumer credit exposure by internally assigned grade, collateral, and purpose as indicators of credit quality existing in the Company’s loan portfolios as of March 31, 2012, December 31, 2011 and March 31, 2011.  The Company utilizes four “Pass” grade categories and the regulatorily defined “Other Assets Especially Mentioned,” “Substandard,” and “Doubtful” grade categories to monitor credit risk existing in its loan portfolios on an on-going basis.  The four pass grades are defined as: Pass-1, loans that have minimal credit risk and are of excellent quality; Pass-2, loans with satisfactory credit risk; Pass-3, loans with reasonable credit risk, however a degree of watchfulness is warranted; and Pass-4, loans which demonstrate some weakness and a higher degree of watchfulness is warranted. “Other Assets Especially Mentioned (OAEM)” loans have weaknesses and warrant management’s close attention.  “Substandard” loans have a high degree of credit risk and credit factors that indicate potential further deterioration, which could result in a protracted workout or possible loss.  “Doubtful” loans have a high degree of potential loss, in whole or in part.

Credit Risk Profile by Internally Assigned Grade
March 31, 2012

		Real Estate
		Construction		Commercial
	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural
PASS 1	$33	$37	$171	$5,262
PASS 2	40,216	10,405	65,102	14,740
PASS 3	42,870	12,339	44,850	12,308
PASS 4	29,898	13,453	49,578	11,426
OAEM	8,162	4,794	6,806	4,154
Substandard	15,059	9,767	20,763	4,575
Total	$136,238	$50,795	$187,270	$52,465

		Real Estate
		Construction		Commercial
December 31, 2011	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural
PASS 1	$77	$37	$164	$4,720
PASS 2	46,882	10,168	67,010	15,803
PASS 3	38,237	11,094	42,424	12,207
PASS 4	34,394	15,555	52,577	12,514
OAEM	7,299	4,962	8,366	4,422
Substandard	15,624	10,455	21,265	4,804
Total	$142,513	$52,271	$191,806	$54,470

		Real Estate
		Construction		Commercial
March 31, 2011	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural
PASS 1	$-	$38	$813	$6,748
PASS 2	54,476	8,900	72,564	12,525
PASS 3	36,051	11,295	47,621	15,264
PASS 4	30,456	17,118	44,997	15,734
OAEM	12,904	9,588	11,756	5,911
Substandard	18,476	13,326	28,953	5,318
Total	$152,363	$60,265	$206,704	$61,500

The Company had no loans classified as doubtful at March 31, 2012, December 31, 2011, and March 31, 2011.  The Company does not make loans defined as “sub-prime” loans.

 NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following table summarizes the Company’s consumer credit card and all other consumer loans based on performance at March 31, 2012, December 31, 2011 and March 31, 2011.

	March 31, 2012		December 31, 2011		March 31, 2011
	Consumer	Consumer	Consumer	Consumer	Consumer	Consumer
	Credit Card	Other	Credit Card	Other	Credit Card	Other

Performing	$ 3,119	$39,660	$ 3,282	$39,521	$ 3,081	$39,832
Non-Performing	-	159	-	159	-	-

Total	$ 3,119	$39,819	$ 3,282	$39,680	$ 3,081	$39,832

The Company classifies consumer credit card and consumer other loans as "Non-Performing" at 120 days or more past due.  The Company had $159 of consumer credit card accounts classified as “Non-Performing” at March 31, 2012.  The Company had no consumer credit card or consumer other loans classified as "Non-Performing" at  December 31, 2011 or March 31, 2011.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following tables outline the changes in the allowance for loan losses by collateral type and purpose, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2012, December 31, 2011, and March 31, 2011.

For the Three-Months Ended March 31, 2012

		Real Estate
		Construction		Commercial
	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$2,623	$2,140	$3,867	$2,193	$1,484	$66	$12,373
Charge-offs	(7)	(282)	(918)	(766)	(239)	-	(2,212)
Recoveries	-	87	12	238	31	-	368
Provisions	93	1,164	814	310	(238)	(60)	2,083
Ending balance	$2,709	$3,109	$3,775	$1,975	$1,038	$6	$12,612

Ending balances:
Individually evaluated
for impairment	$173	$300	$874	$79	$-	$-	$1,426

Collectively evaluated
for impairment	$2,536	$2,809	$2,901	$1,896	$1,038	$6	$11,186

Loans receivable:
Ending balance - total	$136,238	$50,795	$187,270	$52,465	$42,938	$-	$469,706

Ending balances:
Individually evaluated
for impairment	$8,227	$5,567	$11,461	$1,661	$-	$-	$26,916

Collectively evaluated
for impairment	$128,011	$45,228	$175,809	$50,804	$42,938	$-	$442,790

For the Year Ended December 31, 2011

		Real Estate
		Construction		Commercial
	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,637	$2,628	$3,113	$2,774	$1,365	$110	$11,627
Charge-offs	(789)	(2,772)	(4,237)	(1,872)	(917)	-	(10,587)
Recoveries	-	836	93	298	218	-	1,445
Provisions	1,775	1,448	4,898	993	818	(44)	9,888
Ending balance	$2,623	$2,140	$3,867	$2,193	$1,484	$66	$12,373

Ending balances:
Individually evaluated
for impairment	$265	$469	$710	$40	$-	$-	$1,484

Collectively evaluated
for impairment	$2,358	$1,671	$3,157	$2,153	$1,484	$66	$10,889

Loans receivable:
Ending balance - total	$142,513	$52,271	$191,806	$54,470	$42,962	$-	$484,022

Ending balances:
Individually evaluated
for impairment	$8,112	$5,732	$10,784	$1,408	$-	$-	$26,036

Collectively evaluated
for impairment	$134,401	$46,539	$181,022	$53,062	$42,962	$-	$457,986

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

For the Three-Months Ended March 31, 2011

		Real Estate
		Construction		Commercial
	Real Estate	and	Real Estate	and
	Commercial	Development	Residential	Agricultural	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,637	$2,628	$3,113	$2,774	$1,365	$110	$11,627
Charge-offs	(261)	(668)	(1,033)	(280)	(236)	-	(2,478)
Recoveries	-	377	29	62	74	-	542
Provisions	676	417	1,367	(216)	(22)	(110)	2,112
Ending balance	$2,052	$2,754	$3,476	$2,340	$1,181	$-	$11,803

Ending balances:
Individually evaluated
for impairment	$41	$459	$245	$-	$-	$-	$745

Collectively evaluated
for impairment	$2,011	$2,295	$3,231	$2,340	$1,181	$-	$11,058

Loans receivable:
Ending balance - total	$152,363	$60,265	$206,704	$61,500	$42,913	$-	$523,745

Ending balances:
Individually evaluated
for impairment	$8,497	$10,207	$9,548	$551	$-	$-	$28,803

Collectively evaluated
for impairment	$143,866	$50,058	$197,156	$60,949	$42,913	$-	$494,942

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

The following tables outline the performance status of the Company’s loan portfolio by collateral type and purpose at March 31, 2012, December 31, 2011, and March 31, 2011.

							Greater
			Greater				Than
			Than				90 Days
March 31, 2012	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate:
Commercial	$175	$2,579	$4,044	$6,798	$129,440	$136,238	$-
Construction & Development	1,394	895	3,733	6,022	44,773	50,795	80
Residential	3,543	3,042	8,894	15,479	171,791	187,270	1,334
Commercial and Agricultural	714	950	1,063	2,727	49,738	52,465	-
Consumer-credit cards	33	23	33	89	3,030	3,119	33
Consumer-other	1,098	410	315	1,823	37,996	39,819	155
Total	$6,957	$7,899	$18,082	$32,938	$436,768	$469,706	$1,602

							Greater
			Greater				Than
			Than				90 Days
December 31, 2011	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate:
Commercial	$2,650	$465	$4,317	$7,432	$135,081	$142,513	$-
Construction & Development	1,190	625	4,226	6,041	46,230	52,271	18
Residential	2,201	1,532	9,175	12,908	178,898	191,806	1,898
Commercial and Agricultural	1,206	1,559	807	3,572	50,898	54,470	-
Consumer-credit cards	26	54	39	119	3,163	3,282	39
Consumer-other	1,116	330	345	1,791	37,889	39,680	186
Total	$8,389	$4,565	$18,909	$31,863	$452,159	$484,022	$2,141

							Greater
			Greater				Than
			Than				90 Days
March 31, 2011	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate:
Commercial	$632	$280	$5,449	$6,361	$146,002	$152,363	$-
Construction & Development	1,148	1,010	7,542	9,700	50,565	60,265	-
Residential	5,418	1,659	7,794	14,871	191,833	206,704	1,284
Commercial and Agricultural	1,778	416	-	2,194	59,306	61,500	-
Consumer-credit cards	28	21	32	81	3,000	3,081	33
Consumer-other	745	264	114	1,123	38,709	39,832	114
Total	$9,749	$3,650	$20,931	$34,330	$489,415	$523,745	$1,431

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

In addition to those loans placed in a nonaccrual status, there are certain loans in the portfolio which are not yet 90 days past due but about which management has concerns regarding the ability of the borrower to comply with present loan repayment terms.  Such loans, together with nonaccrual loans, are classified as impaired.  Problem loan identification includes a review of individual loans, the borrower’s and guarantor’s financial capacity and position, loss potential, and present economic conditions.  A specific allocation is provided for impaired loans not yet placed in nonaccrual status and not yet written down to fair value in management’s determination of the allowance for loan losses.  The following table outlines the Company’s loans classified as impaired by collateral type and purpose at March 31, 2012, and December 31, 2011 and March 31, 2011.

For the Three-Months Ended March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no related allowance recorded:	Investment	Balance	Allowance	Investment	Recognized
Real estate - commercial	$6,274	$6,297	$-	$5,618	$12
Real estate - construction and development	3,287	4,096	-	2,761	-
Real estate - residential	2,638	2,692	-	2,297	11
Commercial and agricultural	940	987	-	940	2

With an allowance recorded:
Real estate - commercial	$1,952	$2,419	$173	$2,425	$4
Real estate - construction and development	2,280	3,892	300	2,829	14
Real estate - residential	8,824	10,631	874	8,751	43
Commercial and agricultural	721	727	79	722	-

Total:
Real estate - commercial	$8,226	$8,716	$173	$8,043	$16
Real estate - construction and development	5,567	7,988	300	5,590	14
Real estate - residential	11,462	13,323	874	11,048	54
Commercial and agricultural	1,661	1,714	79	1,662	2
	$26,916	$31,741	$1,426	$26,343	$86

For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no related allowance recorded:	Investment	Balance	Allowance	Investment	Recognized
Real estate - commercial	$4,853	$4,876	$-	$6,511	$61
Real estate - construction and development	2,391	2,797	-	4,891	-
Real estate - residential	1,897	1,939	-	3,454	36
Commercial and agricultural	939	987	-	838	17

With an allowance recorded:
Real estate - commercial	$3,259	$3,720	$265	$2,015	$95
Real estate - construction and development	3,341	5,748	469	3,042	43
Real estate - residential	8,887	10,942	710	6,052	308
Commercial and agricultural	469	648	40	70	20

Total:
Real estate - commercial	$8,112	$8,596	$265	$8,526	$156
Real estate - construction and development	5,732	8,545	469	7,933	43
Real estate - residential	10,784	12,881	710	9,506	344
Commercial and agricultural	1,408	1,635	40	908	37
	$26,036	$31,657	$1,484	$26,873	$580

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

For the Three Months Ended March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no related allowance recorded:	Investment	Balance	Allowance	Investment	Recognized
Real estate - commercial	$7,952	$7,975	$-	$7,885	$6
Real estate - construction and development	6,726	8,290	-	6,727	10
Real estate - residential	5,548	5,582	-	5,624	33
Commercial and agricultural	551	551	-	393	3

With an allowance recorded:
Real estate - commercial	$545	$777	$41	$894	$-
Real estate - construction and development	3,481	5,231	459	3,601	-
Real estate - residential	4,000	5,190	245	4,232	-
Commercial and agricultural	-	-	-	-	-

Total:
Real estate - commercial	$8,497	$8,752	$41	$8,779	$6
Real estate - construction and development	10,207	13,521	459	10,328	10
Real estate - residential	9,548	10,772	245	9,856	33
Commercial and agricultural	551	551	-	393	3
	$28,803	$33,596	$745	$29,356	$52

The following table outlines the Company’s loans on nonaccrual status by collateral type and purpose at March 31, 2012 and December 31, 2011.

Loans on Nonaccrual Status

	March 31,	December 31,
	2012	2011
Real estate - commercial	$ 7,251	$ 7,541
Real estate - construction and development	4,759	5,414
Real estate - residential	8,728	8,549
Commercial and agricultural	1,502	1,250
Consumer	159	159
Total	$22,399	$ 22,913

     The total amount of interest earned on nonaccrual loans was $9 for the three-month period ended March 31, 2012 and $386 for the year ended December 31, 2011.  The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to $473 and $1,919 for the three-month period ended March 31, 2012 and the year ended December 31, 2011, respectively.  Foregone interest on nonaccrual loans totaled $464 and $1,533 for the three-month period ended March 31, 2012 and the year ended December 31, 2011, respectively.  The Company writes down any confirmed losses associated with nonaccrual loans at the time such loans are placed in a nonaccrual status.  Accrued and unpaid current period interest income on nonaccrual loans is reversed to current period income at the time a loan is placed in nonaccrual status.  Accrued and unpaid prior period interest income on nonaccrual loans is charged to the Allowance for Loan Losses at the time the loan is placed in nonaccrual status.  Any payments received on loans placed in nonaccrual status are applied first to principal.  The Company recognized $9 of interest on a cash basis on one loan relationship consisting of five nonaccrual loans totaling $1,911 during the three-month period ended March 31, 2012.  For 2011, the Company recognized $126 of interest on a cash basis on one loan relationship consisting of five nonaccrual loans totaling $1,949.

     At March 31, 2012 and December 31, 2011 the amount of loans ninety days or more past due and still accruing interest totaled $1,602 and $2,141, respectively.  Loans ninety days or more past due and still accruing interest consist primarily of consumer loans which are placed in nonaccrual status at one hundred twenty days or more past due.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

Troubled Debt Restructurings

The Company had troubled debt restructurings (TDR’s) with a recorded investment of $3,897 and $3,638 included in impaired loans at March 31, 2012 and December 31, 2011, respectively.  All of these loans were classified as impaired prior to restructuring.  The allowance for loan losses associated with these loans was previously, and will continue to be, determined under the impairment measurement guidance in ASC 310-10-35.

Troubled debt restructurings that were made during the three-month period ended March 31, 2012 and the year ended December 31, 2011 are set forth in the tables below.

For the three months ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings
Real estate-commercial	-	$ -	$ -
Real estate-construction and development	-	-	-
Real estate-residential	1	204	204
Commercial and agricultural	-	-	-

During the three months ended March 31, 2012, one loan was modified and considered to be a troubled debt restructuring.  The loan was granted an extended term and no interest rate concessions were made.

	For the year ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings
Real estate-commercial	1	$ 1,609	$ 1,609
Real estate-construction and development	1	487	487
Real estate-residential	3	1,493	1,493
Commercial and agricultural	1	247	247

During the year ended December 31, 2011, the Bank modified six loans that were considered to be troubled debt restructurings.  The Company extended the terms for six of these loans and did not give any interest rate concessions.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES – Continued

Troubled debt restructurings are considered defaulted when they become ninety or more days past due.  Troubled debt restructurings which have defaulted during the three-month period ended March 31, 2012 and the year ended December 31, 2011 are presented in the tables below:

Three months ended March 31, 2012
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Real estate-commercial	-	$ -
Real estate-construction and development	-	-
Real estate-residential	1	871
Commercial and agricultural	-	-

During the three-month period ended March 31, 2012, one loan that had previously been restructured, went into default.

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Real estate-commercial	1	$ 1,435
Real estate-construction and development	1	13
Real estate-residential	1	910
Commercial and agricultural	-	-

During the year ended December 31, 2011, three loans that had previously been restructured, were in default.

NOTE 5 - PREMISES AND EQUIPMENT

     Property at March 31, 2012 and 2011, and December 31, 2011 is summarized as follows:

	March 31,	March 31,	December 31,
	2012	2011	2011
Land and buildings	$ 26,402	$ 26,386	$ 26,402
Furniture, fixtures and equipment	8,873	8,921	8,821
Construction in progress	188	134	115
	35,463	35,441	35,338
Less accumulated depreciation and amortization	14,420	13,519	14,089
	$ 21,043	$ 21,922	$ 21,249

     Depreciation and amortization of bank premises and equipment charged to operating expense was $331 and $371 for the three-month period ended March 31, 2012 and 2011, respectively, and $1,333 for the year ended December 31, 2011.  The construction in progress at March 31, 2012 is primarily related to the renovation of the Company’s Main Street branch and Socastee branch offices and the installation of a new automated teller machine (ATM) at the Company’s Conway Banking office.  There are no remaining costs associated with the Main Street branch, Socastee branch, or the Conway Banking Office ATM.

NOTE 6 - CERTIFICATES OF DEPOSIT IN EXCESS OF $100

     At March 31, 2012 and 2011, and December 31, 2011, certificates of deposit of $100 or more included in time deposits totaled approximately $200,306, $219,781, and $201,362, respectively.  Interest expense on these deposits was approximately $532 and $819 for the three-month periods ended March 31, 2012 and 2011, respectively, and $2,783 for the year ended December 31, 2011.

NOTE 7 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At March 31, 2012 and 2011, and December 31, 2011, securities sold under repurchase agreements totaled $90,248, $111,274, and $87,784, respectively.  Securities with a book value of $96,666 ($97,573 fair value), $116,969 ($117,417 fair value), and $101,383 ($101,742 fair value), were used as collateral for the agreements for the same periods, respectively.  The weighted-average interest rate of these agreements was .22 percent, .26 percent, and .22 percent at March 31, 2012 and 2011, and December 31, 2011, respectively.

The Company had no brokered deposits at March 31, 2012, March 31, 2011, or December 31, 2011.

NOTE 8 - LINES OF CREDIT

     At March 31, 2012, the Bank had unused short-term lines of credit to purchase Federal Funds from unrelated banks totaling $22,000.  These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  All of the lenders have reserved the right to withdraw these lines at their option.

     During 2011 the U.S. Treasury announced that beginning January 1, 2012 the Treasury would discontinue the practice of leaving a portion of the funds paid through depository financial institutions with those depositories, effectively ending its Treasury, Tax and Loan program.  The Bank closed its demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond (FRB) on November 30, 2011.  However, during the portion of 2011 the Bank maintained this arrangement, the Bank could borrow up to $7,000 at varying rates set weekly by the FRB.  The FRB did not charge interest under the arrangement in 2011.  On March 31, 2011, the note was secured by Federal agency securities with a market value of $3,023, and the amount outstanding under the note totaled $1,336.

     The Bank also has a line of credit from the Federal Home Loan Bank of Atlanta for $59,797 secured by a lien on the Bank's 1-4 family mortgage loans. Allowable terms range from overnight to twenty years at varying rates set daily by the FHLB.  There were no borrowings under the agreement at March 31, 2012, March 31 2011, or at December 31, 2011.

NOTE 9 - INCOME TAXES

     Income tax expense for the three months ended March 31, 2012 and March 31, 2011 on pretax income of $722 and $486 totaled $165 and $104, respectively.   The provision for federal income taxes is calculated by applying the 34% statutory federal income tax rate and increasing or reducing this amount due to any tax-exempt interest, state income tax (net of federal benefit), business credits, surtax exemption, tax preferences, alternative minimum tax calculations, or other factors.  A summary of income tax components and a reconciliation of income taxes to the federal statutory rate are included in fiscal year-end reports on Form 10-K.

     The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes.”

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Bank is a party to various litigation matters, both as plaintiff and as defendant, arising from its normal operations.  No material losses are anticipated in connection with any of these matters at March 31, 2012.

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

     Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

March 31, 2012
Loan Commitments	$ 37,037
Standby letters of credit	1,429

     Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee.  Many of the commitments are expected to expire without being fully drawn.  Therefore, the total amount of loan commitments does not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include certificates of deposit or other negotiable collateral, commercial and residential real properties, accounts receivable, inventory and equipment.

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has a defined contribution pension plan covering all employees who have attained age twenty-one and have a minimum of one year of service.  Upon ongoing approval of the Board of Directors, the Bank matches one-hundred percent of employee contributions up to three percent of employee salary deferred and fifty percent of employee contributions in excess of three percent and up to five percent of salary deferred.  The Board of Directors may also make discretionary contributions to the Plan.  For the three-month periods ended March 31, 2012 and 2011, and the year ended December 31, 2011, $93, $92 and $382, respectively, was charged to operations under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to adjusted total assets (Leverage Capital ratio) and minimum ratios of Tier 1 and total capital to risk-weighted assets.  To be considered adequately capitalized under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risked-based ratios as set forth in the tables below.  The Company’s and the Bank's actual capital ratios are presented in the tables below as of March 31, 2012:

Company

			For
			Capital adequacy
			Purposes
	Actual		Minimum
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$94,628	18.15%	$41,700	8.0%

Tier 1 Capital (to risk weighted assets)	88,038	16.89	20,850	4.0

Tier 1 Capital (to average assets)	88,038	9.50	37,058	4.0

Bank					To be
					Well capitalized
			For		under prompt
			Capital adequacy		corrective action
			Purposes		provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$94,074	18.05%	$41,697	8.0%	$52,121	10.0%

Tier 1 Capital (to risk weighted assets)	87,484	16.78	20,848	4.0	31,272	6.0

Tier 1 Capital (to average assets)	87,484	9.44	37,056	4.0	46,320	5.0

     In addition to the general regulatory capital requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC.  Those required ratios are:  Tier 1 capital to average assets – 8.5%; Tier 1 capital to risk weighted assets – 12.0%; and total capital to risk weighted assets – 14.0%.

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS
Cash and due from banks and Federal Reserve	$ 82,683	$ 82,683	$ 32,517	$ -	$ -
balance in excess of requirement
Federal funds sold	13,000	13,000	13,000	-	-
Investment securities available for sale	301,409	301,409	-	301,409	-
Investment securities held to maturity	30,480	31,143	-	31,143	-
Other investments	1,865	1,865	-	1,865	-
Loans (net)
Variable rate loans	71,472	71,472	71,472	-	-
Fixed rate loans with maturities of one year or less	117,184	117,184	117,184	-	-
Fixed rate loans with maturities in excess of one year	273,005	277,831	-	-	277,831
Other loans	8,045	8,045	8,045	-	-

FINANCIAL LIABILITIES
Deposits with stated maturities in excess of one year	58,293	57,338	-	-	57,338
Deposits without stated maturities and deposits with	688,406	688,406	688,406	-	-
maturities less than or equal to one year
Securities sold under repurchase agreements	90,249	90,249	90,249	-	-

OFF BALANCE SHEET INSTRUMENTS	Notional
	Amount
Commitments to extend credit	$ 37,037
Standby letters of credit	1,429

	December 31, 2011
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3

FINANCIAL ASSETS
Cash and due from banks and Federal Reserve	$ 55,000	$ 55,000	$ 55,000	$ -	$ -
balance in excess of requirement
Federal funds sold	10,000	10,000	10,000	-
Investment securities available for sale	320,717	320,717	-	320,717	-
Investment securities held to maturity	11,009	11,744	-	11,744	-
Other investments	1,865	1,865	-	1,865	-
Loans (net)
Variable rate loans	74,121	74,121	74,121	-	-
Fixed rate loans with maturities of one year or less	114,940	114,940	114,940	-	-
Fixed rate loans with maturities in excess of one year	287,999	293,518	-	-	293,518
Other loans	6,962	6,962	6,962	-

FINANCIAL LIABILITIES
Deposits with stated maturities in excess of one year	63,867	62,902	-	-	62,902
Deposits without stated maturities and deposits with	668,758	668,758	668,758	-	-
maturities less than or equal to one year
Securities sold under repurchase agreements	87,784	87,784	87,784	-	-

	Notional
	Amount
OFF BALANCE SHEET INSTRUMENTS
Commitments to extend credit	$ 33,903
Standby letters of credit	1,337

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts, impaired loans, and other real estate owned.

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

Impaired Loans

     Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a non-recurring Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment the fair value measurement is considered a Level 3 measurement

NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

Other Real Estate Owned (OREO)

     Other real estate owned is adjusted to fair value upon transfer of the loans to other real estate owned by foreclosure or deed-in-lieu of foreclosure.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate owned as nonrecurring Level 2 measurement.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as non-recurring Level 3.

     Assets measured at fair value on a recurring basis for March 31, 2012 and December 31, 2011 are presented in the following table:

March 31, 2012	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities
Government Sponsored Enterprises	$-	$252,490	$-
State, County, and Municipal	-	27,923	-
Mortgage backed securities	-	19,823	-
Other	-	1,173	-
Total	$-	$301,409	$-

December 31, 2011

Available for sale securities
Government Sponsored Enterprises	$-	$268,388	$-
State, County, and Municipal	-	28,813	-
Mortgage backed securities	-	22,358	-
Other	-	1,158	-
Total	$-	$320,717	$-

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2012 and December 31, 2011 for which a non-recurring change in fair value was recorded during the three months and year ended March 31, 2012 and December 31, 2011.

March 31, 2012	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$-	$9,262	$-
Impaired loans	-	25,490	-
	$-	$34,752	$-

December 31, 2011

Other real estate owned	$-	$9,063	$-
Impaired loans	-	24.552	-
	$-	$33,615	$-

     The Company did not have any liabilities measured at fair value on a recurring or nonrecurring basis at March 31, 2012 or December 31, 2011.

NOTE 14 - CONDENSED FINANCIAL INFORMATION

     Following is condensed financial information of CNB Corporation (parent company only):

CONDENSED BALANCE SHEETS (Unaudited)
	March 31,
ASSETS	2012	2011
Cash	$487	$421
Investment in subsidiary	88,865	86,646
Other assets	37	36
	$89,389	$87,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$89,389	$87,103
	$89,389	$87,103

CONDENSED STATEMENTS OF INCOME (Unaudited)

	For the three-month period ended March 31,
	2012	2011
Dividends	$387	$387
Equity in net income of subsidiary	226	57
Other expenses	(56)	(62)
NET INCOME	$557	$382

NOTE 15 – SUBSEQUENT EVENTS

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

Management's Discussion and Analysis is provided to afford a clearer understanding of the major elements of the Company’s results of operations, financial condition, liquidity, and capital resources. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto and other detailed information appearing elsewhere in this report.  In addition, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The accompanying consolidated financial statements include all accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements for the three-month periods ending March 31, 2012 and 2011 and the year ended December 31, 2011 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

DISTRIBUTION OF ASSETS AND LIABILITIES

The Company has historically maintained a conservative approach in determining the distribution of assets and liabilities.  Loans decreased 10.3% from $523,745 at March 31, 2011 to $469,706 at March 31, 2012, and decreased 3.0%, from $484,022 at December 31, 2011 to $469,706 at March 31, 2012.  Loans decreased as a percentage of total assets from 55.6% to 50.5% from March 31, 2011 to March 31, 2012 and decreased from 53.0% to 50.5% from December 31, 2011 to March 31, 2012.  Loan demand in our market area has continued to soften during the period due to the continued subdued local real estate market.  Securities and federal funds sold increased as a percentage of total assets from 34.1% at March 31, 2011 to 37.1% at March 31, 2012, a reflection of continued soft loan demand coupled with higher levels of deposits.  Securities and federal funds sold decreased as a percentage of total assets from 37.4% at December 31, 2011 to 37.1% at March 31, 2012.  The level of investments and excess Federal Reserve deposits provide for a more than adequate supply of liquidity.

Management has sought to build the deposit base with stable, relatively non-interest-sensitive deposits by offering the small to medium deposit account holders a wide array of deposit instruments at competitive rates. Non-interest-bearing demand deposits increased as a percentage of total assets from 11.8% at March 31, 2011 to 14.0% at March 31, 2012, and increased from 13.1% at December 31, 2011 to 14.0% at March 31, 2012.  Management attributes these increases to new account openings resulting from the acquisition of competitors and the introduction of new fee structures by competitors. However, as more customers, both business and personal, are attracted to interest-bearing deposit accounts, we expect the percentage of non-interest bearing demand deposits to decline over the long-term.  Interest-bearing deposits, as a percent of total assets, decreased from 66.5% of total assets at March 31, 2011 to 66.3% at March 31, 2012, and decreased from 67.1% at December 31, 2011 to 66.3% at March 31, 2012.  Securities sold under agreement to repurchase decreased from 11.8% of total assets at March 31, 2011 to 9.7% at March 31, 2012, and increased from 9.6% of total assets at December 31, 2011 to 9.7% at March 31, 2012.  Management anticipates that securities sold under agreement to repurchase will further decline over time as a percent of total assets due, in part, to new wholesale funding limitations implemented by the Company during the second quarter of 2011.

The following table sets forth the percentage relationship to total assets of significant components of the Company’s balance sheets as of March 31, 2012 and March 31, 2011 and December 31, 2011:

	March 31,		December 31,
Assets:	2012	2011	2011
Earning assets:
Loans	50.5%	55.6%	53.0%
Securities held to maturity	3.3	2.1	1.2
Securities available for sale	32.4	28.6	35.1
Federal funds sold and securities purchased under agreement to resell	1.4	3.4	1.1
Other earning assets	8.9	4.5	6.0
Total earning assets	96.5	94.2	96.4
Other assets	3.5	5.8	3.6
Total assets	100.0%	100.0%	100.0%

Liabilities and stockholder's equity:
Interest-bearing liabilities:
Interest-bearing deposits	66.3%	66.5%	67.1%
Federal funds purchased and securities sold under agreement to repurchase	9.7	11.8	9.6
Other short-term borrowings	-	.1	-
Total interest-bearing liabilities	76.0	78.4	76.7
Noninterest-bearing deposits	14.0	11.8	13.1
Other liabilities	.4	.5	.4
Stockholders' equity	9.6	9.3	9.8
Total liabilities and stockholders' equity	100.0%	100.0%	100.0%

RESULTS OF OPERATIONS

Earnings for the three-month periods ended March 31, 2012 and 2011 were $557 and $382 respectively, resulting in a return on average assets of .24% and .16% and a return on average stockholders' equity of 2.49% and 1.75%, respectively.

The increase in earnings for the three-month period ended March 31, 2012 is primarily attributable to increased income from sales of investment securities, a decline in FDIC insurance premiums, and a decrease in the provision for loan losses, partially offset by a decline in net interest income and increased income taxes for the three-month period ended March 31, 2012 (See Net Income – Net Interest Income, Net Income – Noninterest Income, Net Income – Provision for Loan Losses, Net Income – Noninterest Expenses, and Net Income-Income Taxes).  Management anticipates, but cannot assure, that earnings will remain well below historical levels through 2012, but above the level of income experienced for 2011.  Total assets decreased $11,366 or 1.21% to $930,166 at March 31, 2012 from $941,532 at March 31, 2011. The following table sets forth the financial highlights for the three-month period ended at March 31, 2012:

CNB Corporation and Subsidiary

FINANCIAL HIGHLIGHTS

Three-Month Period Ended March 31,

	2012	2011	Percent Increase (Decrease)
Net interest income	$ 7,270	$ 7,475	(2.74)%
Provision for loan losses	2,083	2,112	(1.37)
Net interest income after provision for loan losses	5,187	5,363	(3.28)
Income before income taxes	722	486	48.56
Net income	557	382	45.81
Per share	.34	.23	56.52
Cash dividends declared	-	-	-
Per share	-	-	-
Total assets	930,166	941,532	(1.20)
Total deposits	746,699	736,947	1.32
Loans	469,706	523,745	(10.32)
Investment securities	331,889	288,624	4.43
Stockholders' equity	89,390	87,103	2.62
Book value per share	53.82	52.33	2.85
Ratios:
Annualized return on average total assets(1)	.24%	16%	50.0%
Annualized return on average stockholders' equity(1)	2.49%	1.75%	42.29%

(1)       For the three-month period ended March 31, 2012, average total assets amounted to $926,441 with average stockholders’ equity totaling             $89,324 for the same period.

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

The Bank maintained net interest margins for the three-month period ended March 31, 2012, of 3.42% and 3.50% for the same period in 2011, as compared to management’s long-term target of 4.20%.  Net interest margin declined slightly from 2011 to 2012 as net interest margins have been compressed for the Bank and industry-wide for several years for a variety of reasons.  Dramatic decreases in market interest rates by the Federal Reserve during the first quarter of 2008 and additional decreases in market rates during the remainder of 2008 placed significant pressure on net interest margins for the industry as a whole.  The resulting more historically typical upward-sloping yield curve would generally enhance the Bank’s net interest margin.  However, market interest rates have been reduced to historically low levels, which do not enhance net interest margin.  Further, the persistence of an extremely low interest rate environment places increasing pressure on net interest margin as more and more earning assets re-price into this environment.  Additionally, competition in the Bank’s specific market remains significant, as new competitors seek market share, other competitors attempt to reduce their dependence on wholesale funding, and all competitors seek to attract a diminishing pool of quality loans through aggressive pricing. These factors tend to compress margins by keeping the cost of deposits high in relation to established national benchmark rates and decreasing yields on loans.  Moreover, the Bank, like the industry in general, is experiencing a historically high level of non-performing assets. The loss of interest income from these assets has negatively impacted net interest margin.  The impact of these assets on net interest margin should diminish as the level of these assets declines over time.

Fully-tax-equivalent net interest income for the three-month period ended March 31, 2012 was $7,432, a decrease of 2.3% from the $7,609 attained for the three-month period ended March 31, 2011.  For the same periods, total fully-tax-equivalent interest income decreased by 8.2% to $8,499 from $9,257 and total interest expense decreased by 35.3% to $1,067 from $1,648.  Fully-tax-equivalent net interest income as a percentage of average total earning assets decreased 2.3% to 3.42% for the three-month period ended March 31, 2012 from 3.50% for the three-month period ended March 31, 2011.

The tables on the following two pages present an analysis of average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three-month periods ended March 31, 2012 and 2011, and a summary of changes in net interest income resulting from changes in volume and changes in rate for the three-month periods ended March 31, 2012 and 2011.

CNB Corporation and Subsidiary Average Balances, Yields, and Rates
	Three Months Ended 3/31/12				Three Months Ended 3/31/11
		Interest		Avg. Annual		Interest		Avg. Annual
	Avg.	Income/		Yield or	Avg.	Income/		Yield or
	Balance	Expense		Rate	Balance	Expense		Rate

Assets:
Earning assets:
Loans, net of unearned income (1)	$477,377	$ 7,227		6.06%	$530,042	$ 7,991		6.03%
Securities:
Taxable	277,031	756		1.09	249,655	845		1.35
Tax-exempt	40,958	477	(2)	4.66	30,048	395	(2)	5.26
Federal funds sold	12,901	7.22			12,733	7.22
Other earning assets	60,622	32.21			47,309	19.16
Total earning assets	868,889	8,499		3.91	869,787	9,257		4.26
Other assets	57,552				58,650
Total assets	$926,441				$928,437

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits	$612,785	1,012.66			$618,135	1,552		1.00
Fed funds purchased and securities sold under agreement to repurchase	102,119	55.22			105,909	96.36
Other short-term borrowings	-	-		-	968	-		-
Total interest-bearing liabilities	$714,904	$ 1,067.60			$725,012	$ 1,648.91
Noninterest-bearing deposits	120,724				110,836
Other liabilities	1,489				5,387
Stockholders' equity	89,324				87,202
Total liabilities and stockholders' equity	$926,441				$928,437
Net interest income as a percent of total
earning assets	$868,889	$ 7,432		3.42	$869,787	$ 7,609		3.50

Ratios:
Annualized return on average total assets				.24				.16
Annualized return on average stockholders' equity				2.49				1.75
Cash dividends declared as a percent of net income				-				-
Average stockholders' equity as a percent of:
Average total assets				9.64				9.39
Average total deposits				12.18				11.96
Average loans				18.71				16.45
Average earning assets as a percent of
average total assets				93.79				93.68

(1)  The Company had no out-of-period adjustments or foreign activities.  Loan fees of $124 and $126 are included in the above interest income for March 31, 2012 and 2011, respectively.  Loans on a non-accrual basis for the recognition of interest income totaling $22,399 and $26,393 for March 31, 2012 and 2011, respectively, are included in loans for the purpose of this analysis.

(2) Tax-exempt income is presented on a tax-equivalent basis using a 34% tax rate. The amounts shown include tax-equivalent adjustments of $162 and $134 for March 31, 2012 and 2011, respectively.

The tables “Rate/Volume Variance Analysis” provide a summary of changes in net interest income resulting from changes in rate and changes in volume.  The changes due to rate are calculated as the difference between the current and prior year’s rates multiplied by the prior year’s volume.  The changes due to volume are calculated as the difference between the current and prior year’s volume multiplied by the current rates earned or paid (this calculation effectively allocates all rate/volume variances to volume variances).

CNB Corporation and Subsidiary
Rate/Volume Variance Analysis
For the Three Months Ended March 31, 2012 and 2011

	Average	Average			Interest	Interest		Change	Change
	Volume	Volume	Yield/Rate	Yield/Rate	Earned/Paid	Earned/Paid		Due to	Due to
	2012	2011	2012(3)	2011(3)	2012	2011	Variance	Rate	Volume
Earning Assets:
Loans , Net of unearned Income (1)	$477,377	$530,042	6.06%	6.03%	$ 7,227	$ 7,991	$ (764)	$ 33	$ (797)
Investment securities:
Taxable	277,031	249,655	1.09%	1.35%	756	845	(89)	(164)	75
Tax-exempt (2)	40,958	30,048	4.66%	5.26%	477	395	82	(45)	127
Federal funds sold	12,901	12,733.22%		.22%	7	7	-	-	-
Other Earning Assets	60,622	47,309.21%		.16%	32	19	13	6	7

Total Earning Assets	$868,889	$869,787	3.91%	4.26%	$ 8,499	$ 9,257	$ (758)	$ (170)	$ (588)

Interest-bearing Liabilities:

Interest-bearing deposits	$612,785	$618,135.66%		1.00%	$ 1,012	$ 1,552	$ (540)	$ (531)	$ (9)
Fed funds purchased and securities
sold under agreement to repurchase	102,119	105,909.22%		.36%	55	96	(41)	(39)	(2)
Other short-term borrowings	-	968	-%	-%	-	-	-	-	-

Total Interest-bearing Liabilities	714,904	725,012.60%		.91%	1,067	1,648	(581)	(570)	(11)
Interest-free Funds Supporting
Earning Assets	153,985	144,775

Total Funds Supporting Earning Assets	$868,889	$869,787.49%		.76%	$ 1,067	$ 1,648	$ (581)	$ (570)	$ (11)

Interest Rate Spread			3.31%	3.35%
Impact of Non-interest-bearing Funds
on Net Yield on Earning Assets			.11%	.15%
Net Yield on Earning Assets			3.42%	3.50%	$ 7,432	$ 7,609

(1)  Includes non-accruing loans which does not have a material effect on the Net Yield on Earning Assets.
(2)  Tax-equivalent adjustment based on a 34% tax rate.
(3)  Annualized

NET INCOME (continued)

Provision for Loan Losses – The allowance for loan losses is maintained at an amount based on considerations of classified and internally-identified problem loans, the current trend in delinquencies, the volume of past-due loans, historical loss experience, current economic conditions, the levels of higher-risk loans, declines in collateral value, the effects of changes in risk selection or underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, the effect of changes in concentrations of credit, loan administration risks, and levels of policy, collateral, and documentation exceptions.

The level of the allowance for loan losses is determined through the utilization of both quantitative and qualitative measures.  Loans are identified as impaired as a result of management’s determination of an inability on the part of the borrower to make full and timely payment of principal and interest, a decline in project performance, loan structuring issues which evolve in the course of deterioration, and past due status.  Quantified losses associated with such loans are segregated as a component in the determination of the allowance for loan losses.

The Company employs migration analysis to determine the levels of risks and associated losses with homogenous pools of loans.  This analysis determines levels of loss associated with pools of loans based on risk grade and historical loss factors by risk grades.  Risk grading procedures incorporate a review of various loan attributes, the deterioration of which would result in a loan being downgraded to a higher risk pool.  These loan attributes are: demonstrated financial capacity and position, the borrower’s demonstrated willingness to pay, loan structure, lien perfection on collateral, documentation, conformance to loan agreement covenants, and adherence to loan policy, among others.  Quantified losses associated with pools of loans from migration analysis are segregated as a component in the determination of the allowance for loan losses.

The Company utilizes various qualitative factors to quantify additional risks and potential inherent losses existing in the Company’s loan portfolios.  These include the consideration of levels and trends in delinquencies, changes in the loan grading mix, trends in the volume and terms of loans, over-margined real estate loans, national and local economic trends and conditions, changes in risk selection and underwriting practices, the experience, ability and depth of lending management and staff, industry conditions, loan concentrations, geographic concentrations, regulatory considerations, various loan administration risks, and levels of policy, collateral and documentation exceptions.  Quantified losses associated with these qualitative factors are segregated as a component in the determination of the allowance for loan losses.

When the amount necessary to maintain the allowance for loan losses at an adequate level has been determined and that amount is greater than the existing allowance for loan losses after accounting for loan charge-offs and recoveries during the period, the allowance is increased to the amount determined to be necessary by a provision for loan losses which is charged to operating income.  The provision for loan losses was $2,083 for the three-month period ended March 31, 2012 and $2,112 for the three-month period ended March 31, 2011.  This decline in the provision for loan losses is primarily due to declining total classified assets.  Net loan charge-offs totaled $1,843 for the three-month period ended March 31, 2012 and $1,936 for the same period in 2011.  Although the provision for loan losses decreased for the three-month period ended March 31, 2012 as compared to the same period in 2011, both the provision for loan losses and net loan charge-offs remain historically high and reflect continued difficulties in local real estate markets.  The Myrtle Beach-Conway-North Myrtle Beach South Carolina Metropolitan Statistical Area, wherein the majority of the Company’s operations are situated, has experienced significant declines in various sectors of its economy, primarily in the real estate sectors.  The allowance for loan losses as a percentage of net loans was 2.76% at March 31, 2012 and was 2.31% at March 31, 2011.

The levels of loans on which no interest was being accrued, impaired loans, foreclosed real estate, and classified assets at March 31, 2012 and 2011 are outlined in the notes to the consolidated unaudited financial statements (See NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES).  All of these measurements increased during 2010, some markedly. During the fourth quarter of 2010 the increasing trend in impaired loans leveled while classified assets, as a percent of capital, declined, and foreclosed real estate increased.  These trends continued during the three-month period ended March 31, 2012.  Although the levels of problem loans, foreclosed real estate and total classified assets remain at historically high levels, the Company is experiencing positive trends, and management considers all such levels manageable. One factor which contributes, in part, to higher levels of classified assets is the local market’s high number of foreclosure actions in process, which has placed a substantial burden on the judiciary and courts and consequently significantly lengthened the time necessary to accomplish a foreclosure action.  Additionally, the judiciary imposes sanctions and additional procedural requirements related to foreclosure proceedings from time to time.  Management recognizes the potential for continued difficult economic conditions in the Company’s market areas in the short-term, especially with respect to real estate related activities and real property values.  However, management believes, but cannot assure, that substantially all of the Company’s credit risks associated with the current real estate market decline have been identified.  Nonetheless, management anticipates the Company will continue to need to make above average provisions through 2012, although at continually decreasing levels compared to 2011 and 2010.

NET INCOME (continued)

Securities Transactions – At March 31, 2012, December 31, 2011, and March 31, 2011 total market value appreciation in the investment portfolio totaled $2,963, $3,902, and $651 respectively.  As indicated, the market values of the Company’s investment portfolio increased from March 31, 2011 to December 31, 2011, and decreased from December 31, 2011 to March 31, 2012.  The yield curve has generally normalized during the period commencing with the first reduction in interest rates in October 2007 through March 31, 2012, although the current yield curve in total, and particularly short-term interest rates, remain at historically low levels.

The Company sold $11,369 (book value) of available-for-sale securities for a gain of $446 for the three-month period ended March 31, 2012.  The decline in the total market value of the investment portfolio during the three-month period ended March 31, 2012 is in part attributable to general fluctuations in bond prices but is primarily attributable to sales of investment securities available for sale during the period.  The changes in market value appreciation/(depreciation) in the investment portfolio do not generally directly affect operating results since the Company does not acquire investment securities for trading.  However, the changes in the market value appreciation in the investment portfolio for the three-month periods ended March 31, 2012 and 2011 are a component of Comprehensive Income and are set forth in the Condensed Consolidated Statements of Comprehensive Income contained herein.

Noninterest Income - Noninterest income increased by 31.7% to $1,832 for the three-month period ended March 31, 2012 from $1,391 for the three-month period ended March 31, 2011. The increases in noninterest income for the three-month period ended March 31, 2012 were primarily attributable to an increase in gains on sales of investment securities and an increase in other noninterest income, partially offset by a decline in service charges on deposit accounts.

Noninterest Expenses - Noninterest expenses increased slightly,.5%, to $6,297 for the three-month period ended March 31, 2012 from $6,268 for the three-month period ended March 31, 2011.  The major components of noninterest expenses are salaries and employee benefits, which increased 1.2% to $3,464 from $3,423; occupancy expense which decreased .2% to $828 from $830; examination and professional fees which decreased 6.3% to $240 from $256; FDIC deposit insurance assessments which decreased 60.1% to $139 from $356; net cost of operation of other real estate owned which increased 85.7% to $531 from $286; and other operating expenses which decreased by 2.0% to $1,095 from $1,117.

Income Taxes – Provisions for income taxes increased 58.7% to $165 for the three-month period ended March 31, 2012 from $104 for the three-month period ended March 31, 2011.  Income before income taxes less interest on tax-exempt investment securities and holding company expenses increased 105.8% to $463 for the three-month period ended March 31, 2012 from $225 for the same period in 2011. The Company discontinued the consolidation of holding company expenses in its determination of taxable income and has taken a 100% valuation allowance on existing holding company net operating loss carry- forwards.

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

The table below summarizes future contractual obligations as of March 31, 2012.

	At March 31, 2012
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five Years	Total
Certificates of Deposit	$296,726	$31,112	$8,946	$16,136	$ -	$352,920
Borrowings	90,248	-	-	-	-	90,248

Total	$386,974	$31,112	$8,946	$16,136	$ -	$443,168

CAPITAL RESOURCES

Total stockholders' equity was $89,390 and $89,406 at March 31, 2012 and December 31, 2011, representing 9.61% and 9.78% of total assets, respectively.  At March 31, 2012, the Company and the Bank exceeded quantitative measures established by regulation to ensure capital adequacy (see NOTE 12 to the consolidated unaudited financial statements - REGULATORY MATTERS).  Capital is considered sufficient by management to meet current and prospective capital requirements.

REGULATORY ACTIONS

On June 7, 2011, the Bank entered into a formal agreement with the OCC requiring the Bank to take specified actions with respect to the operation of the Bank. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The agreement was filed as an exhibit to a Current Report on Form 8-K filed June 10, 2011.  The Company believes the Bank is working diligently to comply with all of the terms of the formal agreement, including implementing plans, programs, and progress reports within the timeframes required by the agreement.

On June 16, 2011, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions that would reduce its ability to serve as a source of strength for the Bank by dissipating its assets, such as payment of dividends to shareholders, or that would make changes in senior management.  The Company believes it is in compliance with the memorandum of understanding with the FRB as of March 31, 2012.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2011 as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2011 Annual Report on Form 10-K and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, in regard to interest rate risk, is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises principally from the interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure.  In addition to other risks which the Company manages in the normal course of business, such as credit quality and liquidity risk, management considers interest rate risk to be a significant market risk that could potentially have a material effect on the Company's financial condition and results of operations (See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Net Income – Net Interest Income).  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 4.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2012	-	$ -	-	-
February 1 – February 29, 2012	36	55.75	-	-
March 1 – March 31, 2012	866	55.75	-	-
Total	902	$55.75	-	-

(1) During the period covered by this report, the Company purchased 902 shares of stock from the Company sponsored profit sharing and savings plan, The Conway National Bank Profit Sharing and Savings Plan.

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

Date:  May 10, 2012

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